Form 10-K
period 2003-12-31
LECG CORP
filed 2004-03-25
CIK 1192305

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the Transition Period from to

Commission File Number

LECG CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0569994 (IRS Employer Identification Number)
2000 Powell Street, Suite 600 Emeryville, California 94608 (Address of principal executive offices including zip code)	(510) 985-6700 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.001 Par Value

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

 The approximate aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) is not applicable. As of February 27, 2004, there were 21,693,156 shares of the registrant's common stock outstanding.

INDEX

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

 The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms "believes," "expects," "will," "could," "plans," "anticipates," "estimates," "predicts," "intends," "potential," "continue," "should," "may," or the negative of these terms or similar expressions are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) successful management of additional hiring and acquisitions, (7) potential professional liability, (8) intense competition and (9) risks inherent in international operations. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under "Risk Factors." We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Introduction

 We are a provider of expert services. Our highly credentialed experts and professional staff conduct economic and financial analyses to provide objective opinions and advice that help resolve disputes and inform legislative, judicial, regulatory and business decision makers. We provide independent expert testimony, original authoritative studies and strategic advice to our clients, which includes data collection, factual and statistical analyses and report preparation. Our experts are renowned academics, former senior government officials, experienced industry leaders and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff. Our clients include Fortune Global 500 corporations, major law firms and local, state and federal governments and agencies in the United States and abroad. Since 1994, our experts and professional staff have worked on over 6,200 assignments for over 3,500 clients in over 30 countries.

BUSINESS ENVIRONMENT FOR EXPERT SERVICES

Demand for expert services

 Businesses, courts, arbitration panels, tribunals, regulatory authorities, legislative bodies and boards of directors throughout the world use independent expert analysis and advice to help resolve disputes through litigation, arbitration and negotiation, as well as to understand and address regulation and legislation. These processes generate ongoing demand for original economic, financial and statistical analyses, irrespective of the business cycle. The credibility of expert analysis and advice is enhanced if the work is independent, is prepared by highly qualified individuals and is informed by the objective facts and circumstances concerned.

 Whether in the context of dispute resolution or informing decision makers, analysis and advice are more credible when developed and delivered by independent experts. Judges, jurors, arbitrators and legislators tend to give greater weight to experts who do not have a vested interest in the outcome. When trying to resolve or assess important, complex issues, it is frequently insufficient to rely on already published studies. Typically, original analysis must be conducted based on specific data and facts.

Dispute resolution and decision making

 Disputes are an inherent element of the economy and occur regardless of the business cycle. Disputes that require expert analysis and advice typically involve significant financial impact for the parties involved, and as the costs of, or potential for, adverse outcomes increase, the demand for expert services grows. Expert analysis and advice can also help shape policy choices and can help guide affected parties' responses. The dispute resolution and decision making processes can be assisted by independent, objective expert analysis of facts, data, causes and consequences.

  •
  Litigation. Complex litigation continues to grow, driven by legislative ambiguities, regulatory activities, judicial interpretations and private actions, including class actions. Litigation arises from many areas of economic activity, including mergers and acquisitions, intellectual property and taxation. Hundreds of millions of dollars in damages are frequently sought and sometimes awarded in the United States. Both defendants and plaintiffs seek expert analysis and advice to inform courts, arbitration panels and juries in determining appropriate remedies.

  Many aspects of business behavior, including mergers and acquisitions, pricing policies, collaborative arrangements, exclusivity arrangements and patent licensing are scrutinized by governments and private parties with respect to antitrust issues. Antitrust scrutiny creates the need for analyses of effects of mergers and acquisitions, assessment of organizational arrangements and distribution policies, pricing behavior and pricing patterns. While the United States has led the development of antitrust laws, many foreign jurisdictions are increasingly applying antitrust policies, procedures and methods of analysis and assessment. The result is a high degree of transferability of and demand for independent expert analysis and advice across jurisdictional boundaries.

  Intellectual property disputes have also increased as intellectual property rights, including patents, trade secrets, copyrights and trademarks have become more important and valuable. The rate and complexity of patent applications filed with the United States Patent and Trademark Office have grown dramatically in the last decade. In addition, new fields for which patents were not issued 30 years ago, such as biotechnology and software, are now significant areas for patent applications in the United States. Claims of patent infringement are common and often require independent valuations and assessments. The increased complexity of patent applications and the increased value of these intangible assets have created a significant amount of intellectual property-based litigation. Determination of lost profits, reasonable royalties, valuations and other market impacts require detailed economic, financial and statistical analysis.

  •
  Arbitration.    Arbitration is often used to resolve commercial disputes under long-term contracts arising from changes in the business environment due to a number of factors, including government action, new technology and shifts in critical input costs. For instance, long-term gas supply contracts for electric utilities may not be able to adequately address changes in world energy prices, and contracting parties may seek a resolution to these unanticipated changes through arbitration rather than litigation. Parties increasingly rely on arbitration to maintain commercial contracts over time. Authoritative reports are often commissioned to analyze unanticipated changes and help determine the appropriate adjustments that should be made.

  •
  Negotiation.    In commercial contexts, parties frequently negotiate to resolve disputes in order to avoid litigation or arbitration. Negotiation is less structured than litigation or arbitration and often involves multiple parties to a transaction or to a settlement. A report or a finding from an expert known to be knowledgeable and independent can help resolve disputes. For instance, in the environmental claims area, the resolution of disputes regarding recoveries or the assessment of exposure can be aided by authoritative reports that calculate the exposure among all parties, including insurers.

  •
  Regulation.    Government regulation remains considerable and involves high stakes for new and existing businesses. For example, the United States telecommunications industry has over 50 active regulatory agencies, including state agencies, the Federal Communications Commission, and the Department of Justice. Electricity is likewise regulated by local, state and federal agencies. In addition to specific regulations covering industries such as electricity, telecommunications, mail, insurance, financial markets, healthcare, railroads and airlines, there are general regulations such as health and safety, environmental protection and international trade.

  In many instances, affected parties engage experts to evaluate the economic and financial impact of regulation. The Telecommunications Act of 1996 generated the submission of a number of studies and reports by affected parties in an effort to influence rule making by the Federal Communications Commission. Regulatory decisions are frequently challenged in the courts, often resulting in demand for additional studies. Demand for expert analysis on regulatory issues is both domestic and international, as regulators around the world increasingly draw upon the skills of outside experts to make and improve policy.

  •
  Legislation.    Representative bodies around the world, such as legislatures and parliaments, continuously modify the rules by which society and the economy are organized. The legislative process frequently provides an opportunity for experts to study legislative impact on behalf of businesses and trade associations. In the United States, legislative bodies and executive branches of government often seek expert advice, as do corporations and trade associations. Legislation, such as the Clean Air Act, has had significant economic impact on businesses. Authoritative reports, detailed analysis and the presentation of data can shape business behavior and legislative and market outcomes. Legislation once enacted invites further analyses and creates the opportunity to provide compliance studies and impact assessments.

Supply of expert services

 Experts are found in universities, think tanks, public and private research laboratories, governmental bodies, private enterprises and professional services firms. Many potential providers of expert services do not readily offer expert analysis or advice as an identified line of business.

 Large-scale original studies and analyses often cannot be done in an expert's primary workplace or are unsuited to traditional consulting environments. For instance, most universities, think tanks and laboratories do not allow faculty or staff to use the institution's facilities or students when they are on private consulting engagements. Traditional consulting firms are also not designed to support highly specialized experts. Management consulting firms often operate by leveraging particular methodologies and concepts. Providing expert services requires specific analysis and highly customized approaches related to the issues at hand.

 In order to efficiently and effectively provide expert services, an organization must satisfy the needs of its experts and address the issues facing its clients. Traditional styles of employment often do not work well for many highly talented experts. Effectively utilizing the capabilities and energies of talented experts, while simultaneously providing independent analysis of issues confronting clients, often requires organizational structure, organizational culture and support systems of a non-traditional kind.

Addressing expert needs

 Experts provide a unique managerial challenge because they are highly intelligent, highly educated, highly independent and self-motivated and may have already enjoyed senior management and/or professional status. We believe experts desire to work in an organization that enables professional autonomy, brings together other experts with deep substantive knowledge, aligns incentives to enhance returns for both the expert and the firm, employs experienced professional staff with strong analytical and project management skills and provides a supportive, non-bureaucratic infrastructure.

  •
  High autonomy.    Experts are leaders in their fields and desire to maintain their independence. We believe traditional employer-employee authority structures and bureaucratic policies inhibit the productivity of experts and often run counter to experts' professional values. Experts require transparency and professional independence without unnecessary controls.

  •
  Flexible workplace environment.    In some cases, experts may maintain employment status in other organizations, such as universities, think tanks or research laboratories. These organizations typically allow experts to pursue independent projects and engagements for some part of their professional time. Experts seek an organizational environment that permits them to maintain their primary employment and effectively utilize the time they have available for outside consulting.

  •
  Objective rewards.    Because professional activities for experts are substantially self-directed, and because of the need for high autonomy, reward systems are more effective if they are highly transparent and tied to objective financial criteria over which the expert has significant influence.

  •
  Association with other experts.    Experts benefit from being able to call upon the expertise of their colleagues. The bringing together of experts in an expert services organization can create a collegial environment in which knowledge can be exchanged, and colleagues can share work, ideas, professional experiences and client opportunities.

  •
  Professional staff and support infrastructure.    Engagements often include a multitude of tasks that require various levels of expertise and sophistication. Expert services are typically requested or required in time-sensitive matters with high financial impact where effective professional staff, and occasionally other experts, are critical factors in completing an engagement. The ability to leverage professional staff enables experts to focus their time on the high level components of a project. Also, because reputations are at stake when experts testify, experts require and demand experienced professional staff who can assist them on substantive issues including data collection, statistical analysis, presentation preparation and project management.

Addressing client challenges

 Expert services are highly specialized and their effective delivery requires identifying individuals with both substantive knowledge of the specific problems or issues under consideration, quality reputations and the ability to clearly communicate and defend analyses and advice under rigorous questioning or cross-examination. On-time performance is critical, especially when there are deadlines for reports and appearances before judges, juries, arbitrators and legislators. In addition, clients expect that experts will be efficient in leveraging the capabilities of professional staff to reduce costs.

OUR COMPETITIVE STRENGTHS

 Our competitive strengths enable us to provide high-quality, independent expert testimony, original authoritative studies and strategic advice to Fortune Global 500 companies, major law firms and local, state and federal government agencies in the United States and internationally. We continually seek new talent to deepen our existing capabilities as well as expand into new areas. We believe that our independence and pursuit of excellence give us credibility. We have developed a business model that meets the needs of our experts and addresses the issues facing our clients.

Renowned experts

 Our experts include internationally recognized faculty and former faculty from many of the world's best universities. Our experts include major contributors to academic and professional literature in economics and finance, environmental damages assessment, telecommunications regulation and deregulation, electricity market design, public policy, healthcare and intellectual property valuation. Many of our experts also have valuable hands-on industry experience or have worked in or with government agencies, such as the United States Department of Justice, the United States Federal Trade Commission, the Environmental Protection Agency and national treasuries around the world. The reputations and experience of our experts drives the demand for our services.

Expert services vision

 Our strategy is to hire and retain leading independent experts in fields where we believe there is substantial business opportunity for expert analysis and advice due to the significant economic and financial impact of the disputes and decisions involved. Our focus on complex dispute resolution and informing decision-makers helps us attract and retain experts and professional staff from a variety of backgrounds. The clarity of our vision as an expert services firm simplifies our internal decision-making processes and enables us to efficiently recruit top expert talent.

Distinctive business model

 We believe that we have developed a distinctive business model for a professional services firm that is designed to attract and motivate the best, brightest and most entrepreneurial individuals from universities, think tanks, the government and the private sector. Our model allows our experts to operate autonomously, substantially unburdened by corporate hierarchy. Our incentive system generally ties expert compensation directly to individual expert performance. Under our model, significant margins are realized on the revenues generated by our professional staff rather than on the individual fees of our experts. Our experts generate assignments that utilize our professional staff and infrastructure. To encourage our experts to utilize our professional staff, experts receive a percentage of the professional staff billings collected on projects they originate or manage. We typically compensate our experts based on a percentage of their individual fees and fees generated by staff working on their assignments. Experts generally are not paid until we receive payment from our clients. The result is a business model with a flat organizational structure, a variable cost structure and incentive alignment that is scalable across different disciplines and fields of expertise.

Entrepreneurial culture

 Our comparatively non-hierarchical structure fosters an entrepreneurial culture that enables us to attract, deploy and retain leading independent experts from academia, government and the private sector. Our experts are successful, self-motivated, credentialed individuals who prefer to work in a non-bureaucratic organization. Our management structure is decentralized, and we allow experts high autonomy and intellectual freedom. In addition, we are constantly recruiting top talent. We believe that we have the ability to quickly identify and integrate additional experts into our company. We also have the ability to develop experts from within the firm.

Highly proficient professional staff

 We employ an experienced professional staff to support our experts. The utilization of our professional staff is important to the profitability of our business. Many of our professional staff have advanced degrees in economics, finance or related disciplines, and relevant business and public service experience. Our professional staff enables our experts to focus their time on the most significant components of a project by assisting them on issues such as data collection, statistical analysis, data and fact auditing, presentation preparation and project management. This allows the expert to deliver a higher quality, more robust and timely work product in a cost-effective manner. Many of our professional staff have become experts in their own right, testifying, authoring studies, developing sophisticated models and providing strategic advice.

Attractive support infrastructure

 We provide a comprehensive support infrastructure, including information technology services, that we believe enables our professionals to achieve higher productivity by focusing on delivering quality expert analysis and advice and developing new business rather than performing administrative tasks. We provide administrative support services, such as marketing, billing, project accounting and receivables collection. We believe that our support infrastructure relieves our experts from the burden of daily administrative tasks and enables our experts to be more focused, collegial and productive than established academics, researchers and other professionals who choose to consult as sole practitioners. Our support systems enable quick response to business opportunities and the creation of teams spanning many practice groups and geographies. Our support infrastructure is highly integrated, so that our staff can seamlessly support experts across a large number of offices in the United States and internationally.

Experienced, high quality leadership team

 Our leadership team has extensive experience in guiding professional services companies, including David J. Teece, PhD, our Chairman, who co-founded our company in 1988, and David P. Kaplan, our President, who managed Capital Economics, an economics consulting firm he helped found, from 1985 until he joined us in 1998. In addition, our leadership team includes renowned experts with significant revenue-generating abilities. Due to the professional and administrative infrastructure that we have implemented, we believe our leadership team is able to effectively guide our company while also providing expert services. As a result, the firm's leadership is in close touch with both clients and experts.

OUR EXPERT SERVICES BUSINESS

 We provide expert services including independent expert testimony, original authoritative studies and strategic advice to Fortune Global 500 corporations, major law firms, local, state and regional governments and governmental agencies in the United States and internationally. Demand for our services is driven by clients attempting to resolve disputes through litigation, arbitration or negotiation, or seeking to understand and address regulation and legislation. We apply our core competencies to matters arising from these key drivers to provide independent expert services to our clients.

Core competencies

 Our experts and professional staff have specialized knowledge in economic, financial and statistical theories and analysis. In addition, many of our experts and professional staff also possess in-depth knowledge of specific markets, regulations and industries. These core competencies enable us to incorporate complex methodologies and tools developed in research settings to deliver independent expert testimony, original authoritative studies and strategic advice in adversarial and non-adversarial settings to assist in dispute resolution and decision-making. The quality of our experts' services has resulted in a high level of repeat business and the development of significant new business.

Services provided

 Our experts and professional staff provide independent expert testimony, original, authoritative studies and advisory services to help resolve complex disputes and inform legislative, judicial, regulatory and business decision-makers. Our experts and professional staff manage information and conduct independent, sophisticated economic, financial and statistical analyses for clients attempting to resolve disputes through litigation, arbitration or negotiation or seeking to understand and address regulation and legislation. In addition, we provide claims management services for large settlements involving a significant number of claimants.

  •
  Expert testimony.    Our experts provide independent oral and written expert testimony on behalf of plaintiffs and defendants in trial, arbitration and mediation proceedings, as well as in matters before regulatory agencies and legislative bodies. Our experts have testified throughout the world on matters such as antitrust, class certification, complex merger filings, contract damages, employment discrimination, damage quantification and on the valuation of a wide range of intellectual property assets, including patents, copyrights, trademarks, trade secrets and trade dress.

  •
  Authoritative studies.    We prepare and provide independent authoritative studies generally in connection with litigation, such as studies containing detailed economic, financial and statistical analyses. Authoritative studies are often commissioned in support of expert testimony or to analyze proposed regulations or legislation. Large amounts of information and data must often be assembled by staff to facilitate these analyses. We also conduct studies that are used during arbitration and negotiation.

  •
  Advisory services.    Our experts and professional staff provide independent strategic advice and expert consulting, particularly in industries with a heavy regulatory or legal component. This advice is usually provided to senior management of our clients. Our services include the analysis and evaluation of potential mergers and the integration of businesses, the economic analysis of prospective investments, risk management analysis in connection with large insurance claims and the design of regulatory compliance systems. We frequently advise on regulatory strategy and on market design. In the finance area, we perform valuations of assets, including intellectual property, such as patents, trade secrets and trademarks. We provide advice regarding licensing and transfer pricing strategies and protocols.

  •
  Claims services.    Following the final determination of certain types of disputes, such as class action litigation or bankruptcy proceedings, large settlement funds are frequently established that must be distributed to numerous claimants. The administration of these claims requires highly specialized knowledge and organization. We provide class action settlement administration, specialized claims processing and bankruptcy claims processing to clients throughout the United States and Canada. Services include pre-settlement structuring and consulting assistance; media campaigns; class member identification, notification and opt-in/opt-out processing; process, procedures and form development and implementation; claim processing and settlement calculations; customer service call centers; website/systems development and maintenance; banking management and reporting; and benefit distribution and tax reporting.

Representative practice area expertise

 Our experts have specific expertise in practice areas that include competition policy/antitrust, complex damages including intellectual property, environmental and insurance claims, market and regulatory design, valuation analysis and labor and employment. Many of our projects span multiple practice areas, and many of our staff work in several practice areas. We develop new practice areas, such as labor and employment, as the issues facing our clients evolve and new business opportunities arise.

  •
  Competition policy/antitrust.    We have provided expert services in the antitrust field since our founding. Many antitrust projects require special skills and, in many cases, experience with or exposure to approaches and methods used by the antitrust enforcement agencies. Antitrust issues increasingly involve other practice areas in the firm such as regulatory design and intellectual property. Mergers involving large multinational corporations often require coordination across many of our offices worldwide.

  •
  Complex damages.    As damages from business litigation become more significant, there is a need for expert advice based on advanced economic and financial analysis. Our practice in this area includes many professionals with a deep understanding of the application of advanced methodologies and techniques in economics, finance, accounting and statistics. An important element of this practice is assessing damages in securities litigation, as well as damage issues related to patent, copyright and trademark infringement and trade secret misappropriation. These issues can involve determinations of lost profits and reasonable royalties.

  •
  Environmental and insurance claims.    Many industries in the United States are exposed to claims of environmental damages due to current or legacy activities, including oil spills, chemical spills and other sources of environmental contamination. Our experts provide advice on how contamination affects property values. Our experts also quantify damages and estimate penalty exposure. Piecing together the data that addresses liability issues, the amount of damage, and the coverage available under legacy insurance policies involves historical research, the quantification of damages and the apportionment of damages to multiple insurers when the insured has complex insurance coverage profiles. The collection, organization and analysis of data for these purposes is a significant and growing practice area within our company.

  •
  Market and regulatory design.    We help businesses and governments understand and address public policies through the use of economic and financial analyses. Our insights, analyses, recommendations and presentations are used to respond to proposed policy changes, as well as initiate new policies that address strategic objectives. We offer a broad array of services in market and regulatory design ranging from testimony and guidance in front of regulatory commissions or legislative bodies, to the actual design and oversight of independent system administration in the electricity sector.

  •
  Valuation analysis.    We are frequently called upon to value assets and rights. These can include contingent claims, options and intellectual property rights. Our experts employ advanced methodologies and tools to value idiosyncratic assets for purposes of helping to resolve disputes and to aid business decisions.

  •
  Labor and employment.    Our experts perform statistical analyses and evaluate discrimination, wrongful termination and wage and hour claims. Our experts calculate economic loss and damages by analyzing employer statistics for potential disparities in hiring, layoffs, promotions, pay and performance assessments. Our experts have advised on human resource management, benefits, collective bargaining and arbitration.

Representative industry expertise

 Over time we have been able to develop deep knowledge of specific client industries, including the following:

  •
  Energy.    For over a decade, our experts have been engaged to provide expert advice to the petroleum industry in the areas of exploration, refining, pipeline transportation and distribution. We have advised on mergers and acquisitions, provided analysis of competitive effects, modeled refining operations, assessed intermodel competition facing pipelines and analyzed the effects of multiple channels of distribution. We have detailed knowledge of the oil and gas industry in the United States, as well as in many other countries, including Canada, Australia and New Zealand.

  In the electricity area our experts have been involved in network modeling, market design, auctions and pricing. They have developed a deep understanding of different regulatory regimes around the world. The firm's experts have provided services to generators, independent system operators, transmission companies and service companies. Our experts have performed cross-jurisdictional studies on electricity policy issues in the United States, Australia, New Zealand, Canada, the United Kingdom and Chile.

  •
  Financial services.    Our experts provide services related to numerous companies and entities involved in financial services, including banks, insurance companies, capital market organizations and the government and regulatory entities with respective oversight. Our services have typically focused on performing complex economic and financial analyses associated with industry consolidation, the evolving regulatory and accounting environment and risk management. Our services have included expert testimony related to valuation and damages, as well as class certification and authoritative public policy studies assessing the impacts of regulation on markets, product offerings and consumers.

  •
  Healthcare and pharmaceuticals.    We have a diverse healthcare and pharmaceuticals practice which spans competition analysis, patent damages, commercial disputes, cost and public policy analysis, strategic consulting and regulatory compliance. Our clients include pharmaceutical and biotech companies, hospitals, managed care providers and physicians groups. Our experts and staff have been involved in healthcare and health insurance reform efforts in several states. Our work frequently involves analyzing large amounts of electronic data. We are able to analyze healthcare claim issues, perform regulatory compliance reviews and design systems to help providers comply with regulations and analyze existing and emerging market competition. We advise providers on information systems designs most likely to facilitate regulatory compliance, financial viability and restructuring programs.

  •
  Telecommunications.    We have a long-standing telecommunications practice that has advised firms regarding regulatory, litigation and strategic planning in the United States and abroad. We have assessed various pricing regimes, analyzed emerging competition, modeled new entry and commented on various proposals to restructure the industry. We have in-depth knowledge of regulatory environments around the world including the United States, Canada, the United Kingdom, South Korea, Australia, New Zealand, Argentina and the Baltic States.

Representative clients

 We provide expert services to Fortune Global 500 corporations, major law firms and local, state and federal government agencies in the United States and internationally. Since 1994, our experts and professional staff have conducted over 6,200 assignments for over 3,500 clients in over 30 countries. Our ten largest clients represented 23% and 16% of our revenues in 2002 and 2003, respectively. No single client accounted for more than 5% of our revenues in either of those years. We are frequently approached directly by law firms on behalf of our clients to provide independent testimony, authoritative studies and/or strategic advice in matters involving litigation, arbitration, negotiation, legislation or regulation. In these cases, our engagement and billing arrangements are often with such law firms.

EMPLOYEES

 As of December 31, 2003, we had 587 employees and 56 exclusive independent contractors, consisting of 197 experts, 298 professional staff and 148 administrative staff members.

Experts and professional staff

Experts

 We classify our experts as directors or principals. As of December 31, 2003, we had 197 experts, consisting of 142 directors and 55 principals. Directors tend to be more experienced than principals,

and generally have more established reputations. Directors are expected to generate more engagements than principals. Principals are often, but not always, promoted from the ranks of senior professionals after they have achieved a sufficient reputation of their own and developed the ability to attract new work. Our agreements with our directors and principals generally provide for exclusivity with us in consideration for consulting fees determined by the time billed and actually collected by us as well as project origination fees for work originated or managed by the expert. The agreements are terminable at will and generally do not restrict competition with us following termination. However, our agreements do limit post-departure solicitation of certain clients and staff. When there are no significant earnings implications, from time to time we will allow experts to accept engagements outside the firm under special circumstances. Such exceptions from general policy require the approval of the President or the Chairman. From time to time, we also engage experts not otherwise associated with us to work on a particular matter. We are constantly seeking new experts to join us.

 In addition to our experts, we have relationships with approximately 200 individuals, who work with us on a non-exclusive basis, of which approximately 95 have been involved on engagements within the past two years. Like experts, these affiliates leverage our professional staff to perform expert services. During 2003, these affiliates' projects accounted for approximately 2% of our revenues. We compensate these affiliates similarly to our experts; that is, they are paid upon our receipt of cash from clients. We view these relationships as excellent ways for us to identify possible additional experts and to supplement our skills in certain key areas.

 Under our business model, our experts are compensated based on a percentage of their billings from 30% to 100% ("pass-through rates"), averaging approximately 80% of their individual billings on particular projects. Directors tend to have higher pass-through rates of compensation on their expert fees than principals. We offer our experts a generous compensation model, a collegial atmosphere, high autonomy and transparency of financial rewards through high pass-through rates on billed and collected work and project origination fees. The possibility of generous compensation is, however, coupled with high accountability because the experts' compensation on each project is linked to our ability to collect on that project leaving them at risk for payment from us. As of December 31, 2003, approximately 87% of our experts participated in this variable compensation model, which we call the "expert model." The experts not participating in this variable compensation model are paid a fixed salary and are eligible for discretionary cash bonuses where the bonus is related in part to billed work and the utilization of professional staff. We endeavor to transition substantially all experts to the expert model. In certain circumstances, such as when experts have recently joined us or when experts have been asked to engage in practice building or enterprise building activities, the experts may not be compensated pursuant to the expert model; however, we seek to transition many of these experts to the expert model.

 Our model allows our experts to retain significant control over their time commitments. This flexibility is required for our experts to pursue the educational, research, publishing and professional activities that make them particularly valuable. Our experts generally dedicate substantial amounts of time to providing services on engagements, which we believe is a testament to the incentives our model creates. In 2003, 70 of our experts each billed in excess of 1,000 hours for services rendered to our clients.

 Our experts are independent, and we encourage them to be entrepreneurial. We do not set the hours worked, or control the opinions expressed by our experts. In some cases they are employed by or have relationships with universities or other research institutes where they teach and conduct independent research in their specialized field. Our experts have entered into agreements with us in which they have agreed that they will exclusively utilize our support staff in connection with their consulting work when the necessary staff is available. Experts are generally responsible for the cost of their own executive assistants, taxes and benefits as well as a portion of their sales and marketing activities. While some of our experts are exclusive independent contractors, most are our employees.

 Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts. Revenues from independent contractor experts were approximately 7% in 2003, 9% in 2002 and 11% in 2001.

Professional staff

 Our professional staff includes highly educated individuals with the broad range of experiences and skills needed to support our experts and complement their talents. We recruit our professional staff from leading universities and through references from our experts. Additionally, we seek individuals with highly relevant business, government or professional experience. Most of our professional staff are full-time employees and are available to our experts throughout our company, based on the expertise required for a given project.

 To our professional staff, we offer a learning environment, exposure to highly credentialed experts, the opportunity to work on important assignments, competitive compensation and the potential to advance to the expert level. Our business model allows very rapid advancement of individuals who are both professionally capable in their field and service oriented in their business instincts. Many of our professional staff have advanced to become experts in their own right.

MARKETING

 The reputation of the firm and of our experts for professional excellence and independence is the most important factor in our business development efforts. We endeavor to capitalize on the publications and professional visibility of our experts and professional staff. We maintain and enhance our name and reputation through our performance and quality of work on engagements, speeches, presentations and articles in industry, business, economic, legal and scientific journals.

 We market our services directly through corporate efforts and through the individual efforts of our professionals. We sponsor, attend and organize conferences and seminars on topical issues at which our experts lecture, present studies, speak on panels and meet with attendees. We offer services to law firms whose clients seek expert analyses across the broad range of services we provide. We are able to provide continuing legal education credit for members of the legal profession where appropriate.

COMPETITION

 The market for expert services is highly competitive, fragmented and subject to rapid change. We compete with a large number of service providers in each practice area. We consider some of our principal competitors to be:

  •
  economic, legal and management consulting firms such as Charles River Associates Incorporated; Navigant Consulting, Inc.; NERA Economic Consulting; and FTI Consulting, Inc.;

  •
  current and former consulting arms of large accounting firms such as BearingPoint, Accenture and Cap Gemini Ernst & Young;

  •
  general management and strategy consulting firms such as Bain &Company, Booz Allen Hamilton and The Boston Consulting Group;

  •
  specialized or industry-specific consulting or research firms; and

  •
  individual academics, researchers and private consultants.

 Many of our competitors have significantly greater personnel, financial, technical and marketing resources as well as greater name recognition. We also expect to continue to face competition from new entrants because the barriers to entry into consulting services are relatively low.

 We believe the principal competitive factors in our market include:

  •
  reputation of the firm and our experts;

  •
  client referrals;

  •
  ability to access leading experts and staff;

  •
  ability to provide project management skills;

  •
  ability to be responsive and to meet deadlines;

  •
  ability to communicate findings to relevant parties;

  •
  fee structure; and

  •
  coherence of our business strategy.

 We believe that we compete favorably with respect to each of these factors.

ITEM 2. PROPERTIES

 Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 41,000 square feet of office space, under an 8-year lease that expires in July 2010. This facility accommodates our principal administrative and finance operations. We also have a major office in Washington, D.C., where we lease approximately 55,000 square feet of office space, under a 10-year lease that expires in May 2011. We occupy leased facilities in a total of 19 locations throughout the United States and in seven locations in Canada, the United Kingdom, Australia, New Zealand, Korea and Argentina. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

 We have a dispute with Navigant Consulting arising out of our management led buyout of certain of the assets and liabilities of LECG, Inc. In the management led buyout, we acquired substantially all of the assets and assumed certain liabilities of LECG, Inc. pursuant to an asset purchase agreement dated September 29, 2000. Under the asset purchase agreement up to $5.0 million of the purchase price was deferred contingent upon whether specific individuals listed on a schedule to the asset purchase agreement had an employment, consulting, contracting or other relationship with us on September 29, 2001.

 Navigant Consulting contends that it is entitled to a payment of approximately $4.9 million plus interest with respect to this contingent purchase price amount. We have advised Navigant Consulting that a number of the individuals listed on the schedule to the asset purchase agreement did not have an employment, consulting, contracting or other relationship with us on September 29, 2001. If Navigant Consulting initiates legal proceedings regarding this dispute, a decision against us could harm our financial results and financial position.

 Our projects typically involve complex analysis and the exercise of professional judgment. Many of our engagements involve matters that could have a severe impact on the client's business, cause the client to gain or lose significant amounts of money, or assist or prevent the client from pursuing desirable business opportunities. If a client questions the quality of our work, the client could threaten or bring a lawsuit to recover damages against us. We carry professional liability insurance to cover most of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the amounts in controversy or the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability.

 We are a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Our stockholders held a special meeting on November 13, 2003, prior to the consummation of our initial public offering. At the time of the special meeting, our stockholders consisted solely of Thoma Cressey Fund VII, L.P. and Thoma Cressey Friends Fund VII, L.P. Our stockholders unanimously:

  (a)
  approved our form of Indemnification Agreement to be entered into with each of our officers and directors;

  (b)
  approved and adopted our 2003 Stock Option Plan, authorized the reservation of 2,500,000 shares of our common stock for issuance under such plan, and authorized annual increases in the number of shares authorized and reserved for issuance thereunder to be automatically added on the first day of each fiscal year beginning in 2004, in an amount equal to the lesser of (i) 1,250,000 shares of common stock, (ii) 4% of our then outstanding shares of common stock, or (iii) a lesser amount determined by our Board of Directors;

  (c)
  approved and adopted our 2003 Employee Stock Purchase Plan, authorized the reservation of up to 950,000 shares of our common stock for issuance pursuant to such plan, plus annual increases in the number of shares to be authorized and reserved for issuance thereunder, to be automatically added on the first day of each fiscal year beginning in 2004, in an amount equal to the lesser of (i) 500,000 shares of common stock, (ii) 1.5% of our then outstanding shares of common stock, or (iii) a lesser amount determined by our Board of Directors; and

  (d)
  ratified Deloitte and Touche LLP as our independent auditors for the fiscal year ending December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

 The Company's Common Stock is traded on the Nasdaq National Market System under the symbol of XPRT. The following table sets forth, for the period indicated, the low and high bid closing prices per share for the Company's Common Stock as reported by the Nasdaq National Market.

	LOW	HIGH
2003
Fourth Quarter (Nov. 13, 2003 to Dec. 31, 2003)	$20.38	$24.95

 As of February 27, 2004, there were approximately 102 holders of record of the Company's Common Stock. This number does not include shareholders for whom shares were held in a "nominee" or "street" name. The Company believes there are approximately 1,200 beneficial owners of its Common Stock.

 The Company currently expects to retain all future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Use of proceeds

 The Company's registration statement (Securities and Exchange Commission file number 333-108189) was declared effective on November 13, 2003, under which it sold 8,625,000 shares of its Common Stock (par value $.001) at $17.00 per share for total proceeds of $146,625,000. The Company's managing underwriter was UBS Securities LLC.

 As of December 31, 2003, $85.5 million from the proceeds of the offering were used for the following (in millions):

•	Underwriting discounts and commissions	$10.3
•	Redemption of the Company's Redeemable Class A preferred units paid to:
	• officers, directors and owners of more than 10% of the Company's stock	$26.5
	• all others	$14.2
•	Repayment of amounts due under the Company's term and revolving credit facilities	$22.0
•	Distributions to unitholders of LECG Holding Company, LLC for previously taxed but undistributed earnings paid to:
	• officers, directors and owners of more than 10% of the Company's stock	$6.8
	• all others	$4.3
•	Other expenses of offering paid subsequent to effective date	$1.3

ITEM 6. SELECTED FINANCIAL DATA

Reference to "Our Predecessor" is to LECG, Inc. prior to September 29, 2000, the effective date of the management buyout of our business from Navigant Consulting. The table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data".

	Our Predecessor(3)				LECG(3)
			LECG Sep. 29, 2000 to Dec. 31, 2000		Year ended December 31,
		Jan. 1, 2000 to Sep. 28, 2000		Pro forma(1) Year ended Dec. 31, 2000
Consolidated statements of operations data	Year ended Dec. 31, 1999
					2001	2002	2003
	(in thousands)
Revenues	$74,539	$54,517	$19,489	$74,006	$100,735	$133,704	$165,594
Cost of services:
Compensation and project costs	49,909	39,432	18,999	58,431	69,032	90,083	110,634
Equity-based compensation	—	—	344	344	6,735	16,645	1,754

Total cost of services	49,909	39,432	19,343	58,775	75,767	106,728	112,388

Gross profit	24,630	15,085	146	15,231	24,968	26,976	53,206
Costs of postponed equity offering	—	—	—	—	—	3,500	—
Operating expenses	15,976	12,892	6,542	19,434	30,755	32,651	34,093

Operating income (loss)	8,654	2,193	(6,396)	(4,203)	(5,787)	(9,175)	19,113
Interest income	95	20	118	138	125	42	103
Interest (expense)	—	—	(641)	(641)	(2,372)	(3,188)	(2,620)
Other income (expense), net	81	—	(1)	(1)	(384)	257	466

Income (loss) before provision for income taxes	8,830	2,213	(6,920)	(4,707)	(8,418)	(12,064)	17,062
Income tax provision (benefit)	3,744	878	—	878	—	—	(9,613)

Net income (loss)	5,086	1,335	(6,920)	(5,585)	(8,418)	(12,064)	26,675
Accrued preferred dividends and accretion of preferred units	—	—	755	755	3,251	3,692	7,712

Net income (loss) attributable to common shares	$5,086	$1,335	$(7,675)	$(6,340)	$(11,669)	$(15,756)	$18,963

	Our Predecessor(3)				Year ended December 31,
			LECG Sep. 29, 2000 to Dec. 31, 2000
	Year ended Dec. 31, 1999	Jan. 1, 2000 to Sep. 28, 2000		Pro forma(1) Year ended Dec. 31, 2000	LECG(3)
Consolidated statements of operations data
					2001	2002	2003
	(in thousands)
Net income (loss) per share:
Basic			$(0.74)		$(1.11)	$(1.41)	$1.39
Diluted			$(0.74)		$(1.11)	$(1.41)	$1.17
Shares used in calculating net income (loss) per share:
Basic			10,370		10,478	11,169	13,674
Diluted			10,370		10,478	11,169	16,261

	Our Predecessor(3)	LECG(3)
		As of December 31,
Consolidated balance sheet data	As of December 31, 1999
		2000	2001	2002	2003
	(in thousands)
Cash and cash equivalents	$—	$7,460	$3,086	$2,576	$67,177
Total assets	32,188	66,349	65,306	75,696	163,142
Total long-term debt	—	18,000	13,800	15,050	—
Total Redeemable Class A preferred units	—	25,132	29,231	33,000	—
Total net assets(2)	11,954
Total stockholders' equity (deficit)	—	(1,307)	(6,766)	(8,632)	123,987

(1)
The pro forma information for the year ended December 31, 2000 has been prepared by adding the amounts in each line item in the consolidated statement of operations for the period from January 1, 2000 through September 28, 2000 of LECG, Inc., with the corresponding amounts for such line item in the consolidated statement of operations for the period from September 29, 2000 through December 31, 2000 of LECG Holding Company, LLC. The pro forma results are provided for comparative purposes only and do not purport to indicate the results of operations that would have occurred if the management buyout had taken place on January 1, 2000.

(2)
Represents the net assets of our predecessor operated as a wholly owned subsidiary of Navigant Consulting.

(3)
The historical financial results and assets and liabilities contained in our predecessor financial statements prior to the management buyout on September 29, 2000 may not be comparable with our financial results and assets and liabilities since September 29, 2000. As of September 29, 2000, our assets and liabilities were revalued to their estimated fair values, which resulted in an increase to property and equipment of $2.3 million and the recording of goodwill of $25.4 million. As a result, additional depreciation and goodwill amortization is included in the periods after September 29, 2000 as follows: $1.4 million, $5.6 million, $0.5 million and $0.4 million in the period from September 29, 2000 to December 31, 2000, the years ended December 31, 2001, 2002 and 2003, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms "believes," "expects," "will," "could," "plans," "anticipates," "estimates," "predicts," "intends," "potential," "continue," "should," "may," or the negative of these terms or similar expressions are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) successful management of additional hiring and acquisitions, (7) potential professional liability, (8) intense competition and (9) risks inherent in international operations. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under "Risk Factors." We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Overview

 We are a provider of expert services. We provide independent testimony, original authoritative studies and strategic advice to help resolve commercial disputes and inform legislative, judicial and regulatory decision makers. Our experts and professional staff conduct sophisticated economic, financial and statistical analyses for our clients. Our experts are renowned academics, former high-level government officials, experienced industry leaders and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff.

Historical background

 We have provided expert services since 1988, initially operating our business as a corporation under the name "The Law and Economics Consulting Group, Inc." This entity was formed to provide expert services. In 1997, we completed an initial public offering of our common stock under the name "LECG." These shares were listed on the New York Stock Exchange under the symbol "XPT." During the next nine months, we continued to perform expert services as a stand-alone company. In 1998, we were acquired by The Metzler Group, Inc., which changed its name to Navigant Consulting, Inc. We operated as a wholly owned subsidiary of Navigant Consulting under the name "LECG, Inc." until September 28, 2000.

 On September 29, 2000, 35 of our experts, including four of our founding experts, with equity sponsorship led by affiliates of Thoma Cressey Equity Partners, executed a management buyout of substantially all of the assets and certain of the liabilities of LECG, Inc. for a purchase price of approximately $44.3 million. The entity that operated our business from that date until completion of the initial public offering was LECG LLC, a limited liability company and wholly owned subsidiary of LECG Holding Company LLC ("LLC").

Initial Public Offering

 On November 13, 2003 we completed our initial public offering in which we issued 8,625,000 shares of our Common Stock at $17.00 per share and received net proceeds of $134.1 million. In connection with this offering:

  (i)
  holders of common units of LECG Holding Company, LLC became holders of shares of common stock of LECG Corporation, a Delaware C corporation,

  (ii)
  such holders have received $11.1 million and will receive approximately $3.0 million in taxed but undistributed earnings of LECG retained during the period beginning September 29, 2000 and ending November 13, 2003, and approximately $1.3 million to cover their additional income tax liabilities for 2003, and

  (iii)
  we redeemed all of the outstanding Redeemable Class A preferred units of LECG Holding Company, LLC for approximately $40.7 million, which is equal to their original issuance price plus cumulative dividends that had accrued at a rate of 8% per annum, compounded quarterly

Acquisitions

 An important element of our growth strategy is the hiring of additional experts. This hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new practice areas. While recruiting and hiring of experts occurs on a regular basis, we have added several large groups of experts and related professional staff since the management buyout in September 2000.

 In June 2002, we acquired 10 experts and 25 professional staff who were formerly partners or employees of Arthur Andersen LLP focused primarily on environmental claims. In connection with this transaction, we paid Arthur Andersen LLP $2.9 million, $1.1 million of which was recorded on our balance sheet as goodwill and $1.8 million of which was allocated to other intangible assets. Arthur Andersen LLP agreed among other things to release its claims to any future payments for various on-going projects and to release these individuals from non-competition covenants. The intangible assets were amortized over an 18-month period ending December 31, 2003. Amortization expense was $650,000 and $1,150,000 in 2002 and 2003, respectively. In addition, we paid $597,000 in signing bonuses to the recruited group. These signing bonuses are being amortized through 2006, the period during which they could be recovered from the employee if he or she left us, resulting in compensation expense of $87,000 in 2002 and $145,000 in 2003.

 In August 2003, we acquired four experts who were equity owners of the Center for Forensic Economic Studies focused primarily on labor economics. These experts, along with 10 professional staff, have become employees of ours. In connection with this transaction, we paid $2.4 million at closing, will pay up to $2.1 million per year for four years plus interest at a rate of 4% per year, depending on the performance of this group of experts and professional staff, and issued 140,625 common shares that vest over five years, assuming such experts remain our employees. Of the $2.4 million purchase price we allocated approximately $700,000 to contracts in place and software licensing rights. The contracts in place are being amortized over an 18-month period. The remainder of the initial purchase was accounted for as goodwill. Additional purchase price will be recorded in subsequent years, if the performance targets are met.

Operations

 Historically, we have derived our revenues almost exclusively from professional service fees that are billed at standard hourly rates on a time and expense basis. Revenues related to these services are recognized in the period in which services are performed. We also offer services related to large environmental claims for which our fee includes a significant performance-based component. Due to the uncertainty regarding the amount and timing of performance-based compensation, revenues from this service offering are being recorded when the earnings process is complete and collectibility is reasonably assured. Since July 1, 2002, these performance-based expert fees have ranged from 0% to 11% of our quarterly total revenues. In 2003, performance-based expert fees comprised approximately 5% of our revenues.

 Revenues are comprised of:

  •
  Fees for the services of our professional staff;

  •
  Fees for the services of our experts;

  •
  Performance-based expert fees relating to environmental claims; and

  •
  Amounts we charge for services provided by others and reimbursable by clients, including travel, document reproduction, messenger services and other costs.

 Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts. Revenues from independent contractor experts were approximately 11%, 9% and 7% in 2001, 2002 and 2003, respectively.

 The following table summarizes our revenues from these sources by quarter from January 1, 2002 to December 31, 2003.

	Three months ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31 2003
	(in thousands)
Expert and professional staff revenues	$27,559	$31,026	$32,871	$33,140	$35,331	$37,076	$39,848	$37,199
Performance-based expert fees	—	—	248	3,465	1,990	2,146	—	4,856
Reimbursable expenses	1,010	1,259	1,639	1,487	1,479	2,210	1,703	1,756

Revenues	$28,569	$32,285	$34,758	$38,092	$38,800	$41,432	$41,551	$43,811

 Compensation and project costs are comprised of:

  •
  Salary, bonuses, taxes and benefits of all professional staff and a limited number of experts;

  •
  Compensation paid or to be paid to experts as a percentage of their individual professional fees;

  •
  Fees paid or to be paid to experts as project origination fees;

  •
  Costs that are reimbursable by clients, including travel, document reproduction, messenger services and other costs; and

  •
  Signing bonuses associated with the hiring of experts and professional staff.

 Hourly fees charged by the professional staff that supports our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Under our business model, most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 80% of their individual billings on particular projects. Experts are only paid when we have received payment from our clients. As of December 31, 2003, 87% of our experts are paid under this variable compensation expert model. In 2002, we hired 22 experts who are compensated on a salary basis, three of whom converted to our variable compensation expert model in 2003. In 2003 we hired 5 experts who are compensated on a salary basis. It is our intention to seek to convert the compensation of many of these experts to our variable compensation expert model in the future.

 Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. These fees are based primarily on a percentage of the collected professional staff fees. In 2002 and 2003, these fees averaged 13% of professional staff revenues. Experts are required, with some exceptions approved by us, to use our professional staff unless the skills required to perform the work are not available within the company. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed. Such services constitute a very small part of our revenue and cost.

 Experts who are compensated under our variable compensation expert model also may receive a discretionary bonus each quarter. This bonus is equal to 5% of each expert's total compensation each quarter, up to a maximum of $50,000 annually for each expert. The decision as to whether to pay this discretionary bonus is made on a quarterly basis. Our board of directors has delegated this quarterly decision to Dr. Teece, our Chairman and Mr. Kaplan, our President. Such discretionary bonuses included in costs of services were $1,516,226, $519,234 and $0 in 2001, 2002 and 2003, respectively.

 Hiring of additional experts sometimes involves the payment of cash signing bonuses. Signing bonuses are generally amortized over the term defined in the employment agreement for the period during which they could be recovered from the employee if he or she were to leave us prior to a specified date. Most of our agreements allow us to recover signing bonuses over periods ranging from two to five years.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

 Revenues include all amounts that are billed or billable, including out-of-pocket costs such as travel. Revenues generated by experts who are employees and those who are independent contractors are presented on a gross basis.

 Revenues primarily arise from time and material contracts, which are recognized in the period the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and collectibility is reasonably assured, generally when our client has received payment as a result of services we performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such fixed price contract revenues are not a material component of total revenues.

Equity-based compensation

 We have recorded equity-based compensation expense in connection with the vesting of some of our common stock option grants and restricted common stock sales. We have granted options to employee experts and, to a lesser extent to professional staff. Stock-based compensation expense for options granted to employees is determined under fixed plan accounting, which requires us to record expense when the exercise price of the options granted is less than the estimated fair value of the underlying stock on the date of grant. This amount is included as a component of stockholders' equity and is amortized on a straight-line basis by charges to earnings over the vesting period of the options.

 Historically, we also granted options to certain independent contractor experts, which were accounted for under variable plan accounting. Under variable plan accounting, stock compensation expense is calculated for each accounting period based on the fair value of the options as determined by the

Black-Scholes option-pricing model, which requires an estimate of the fair value of our underlying stock. As a result, increases in the estimated fair value of our stock increased stock compensation expense with respect to options accounted for under this method.

 At the time of the management buyout, we sold restricted common stock to experts and management. These restricted shares were subject to a right of repurchase that lapses over time. Similar to stock options, the method for determining stock-based compensation expense for restricted common stock is dependent on the employment status of the individual who purchased the restricted common stock. For restricted stock sold to independent contractors, variable plan accounting applies and stock-based compensation expense is calculated quarterly for unvested shares as our right of repurchase lapses. For employees, the difference between the purchase price and the estimated fair value of our stock on the date of purchase is included as a component of stockholders' equity and is amortized on a straight-line basis over the period we have a right to repurchase the restricted stock.

 In December 2002, we accelerated the vesting of certain options and restricted shares, including those issued to independent contractors, whose equity interests had generated a significant portion of the historical stock-based compensation expense discussed above. We accelerated the vesting of these stock options and restricted shares because (i) we had incurred material equity-based compensation expense primarily due to variable accounting for options and restricted stock subject to vesting, that were issued to independent contractors, (ii) the uncertainty of the timing of equity-based compensation expense to be incurred in future periods, and (iii) the likelihood that such amounts could continue to be material to our financial statements and could significantly impact our ability to raise future financing. In conjunction with the decision to accelerate the vesting of certain options and restricted stock, holders entered into lock-up agreements that prohibited the sale of such restricted shares and the shares issuable upon exercise of such options until such time as the options and restricted shares would have otherwise vested absent the acceleration. Such acceleration resulted in a total equity-based compensation expense of $8.0 million in the three months ended December 31, 2002. Such acceleration substantially reduced equity-based compensation expense in 2003, and is expected to continue to reduce equity based compensation in future periods related to options and restricted stock granted prior to December 31, 2002.

 Had different assumptions or criteria been used to determine the estimated fair value of the common stock, materially different amounts of stock-based compensation could have been reported.

Provision for income taxes

 From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, LECG paid no significant income taxes on its own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

 In connection with the Company's initial public offering, the Company became a C Corporation subject to federal and state income taxes. The Company accounts for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Significant management judgment is required in determining if it is more likely than not that the Company will be able to utilize the potential tax benefit represented by its deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and the Company's projections.

 Our results for the quarter and year ended December 31, 2003 include an income tax benefit of $9.6 million. As a result of our conversion from a nontaxable limited liability corporation ("LLC") to a taxable C corporation as of our November 13, 2003 initial public offering, and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, we established the beginning balance in our deferred tax assets and liabilities. Our net deferred tax assets were comprised primarily of certain expert fees and stock-based compensation amounts that were previously expensed for financial reporting purposes, but were not yet deducted for income tax purposes. Such amounts were required to be recognized through the income tax provision in the period of the change in our tax status. Based upon our 2003 results, current estimates of 2004 and future results and completion of the 2003 LLC income tax return, we determined that it was more likely than not, that the Company would realize the benefit of these deferred tax assets and, accordingly, a valuation allowance was not considered necessary. We expect that our 2004 effective income tax rate will be the combined federal and state statutory rate of approximately 40%.

Goodwill and Identifiable Intangibles

 Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made in 2001, 2002 and 2003. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant under performance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value.

 We use a discounted cash flow model derived from internal budgets in assessing fair values for our goodwill impairment testing. Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. At December 31, 2002 and 2003, we concluded that there was no impairment in our goodwill.

 Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles and are generally amortized over 18 months.

 We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our assessment, we review the discounted expected future cash flows to be generated by the assets. At December 31, 2002 and 2003, we concluded that there was no impairment in our intangible assets.

RESULTS OF OPERATIONS

Year ended December 31, 2003 compared to year ended December 31, 2002

Comparability of financial results

 There are a number of items that impact the comparability of our financial results.

  •
  Prior to November 13, 2003, no income taxes were recorded or paid at the corporate level. In prior periods as an LLC, taxes were paid at the individual shareholder level, not by the Company.

  •
  Our change in tax status results in a $9.6 million tax benefit recognized for financial reporting purposes in 2003.

  •
  We incurred substantial equity-based compensation expense in 2002 and 2003 due to the accelerated vesting of options and related variable accounting.

  •
  Our 2002 results include costs of the postponed equity offering; and

  •
  We incurred preferred stock accretion and dividend charges in conjunction with our outstanding preferred units, which were redeemed due to the IPO; such charges were not included in net income, however they impacted the calculation of earnings per share.

Revenues

 Revenues in 2003 increased $31.9 million, or 24%, to $165.6 million from $133.7 million in 2002. This increase included a $24.8 million, or 20%, increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 10% increase in the number of expert and professional staff billable hours (which includes the impact of the August 2003 acquisition of CFES), in addition to a 10% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. In addition, expert revenues from our performance-based services were $9.1 million and $3.7 million in 2003 and 2002, respectively.

Cost of services

  •
  Compensation and project costs.    Compensation and project costs in 2003 increased $20.5 million, or 23%, to $110.6 million from $90.1 million. Compensation and project costs increased as a consequence of our growth in revenues because experts are paid a percentage of their own billings plus a percentage of professional staff billings. In addition, average expert and professional staff headcount for the year increased by 68 people, from 418 in 2002 to 486 in 2003. Compensation and project costs include project origination fees of $10.8 million.

  •
  Equity-based compensation.    Equity-based compensation in 2003 decreased $14.8 million to $1.8 million from $16.6 million in 2002. The decrease reflects the effect of the accelerated vesting of certain options and restricted stock in the fourth quarter of 2002 that had generated a significant portion of equity-based compensation prior to the acceleration of vesting. Contributing to the $1.8 million of equity-based compensation in 2003 was $585,000 resulting from accelerating the vesting, pursuant to the terms of certain options issued in 2001 to David J. Teece, Chairman and David P. Kaplan, President (see Item 13. "Certain Relationships and Related Transactions—Performance Stock Option Issuances"), and $582,000 resulting from restricted stock subject to variable accounting, $477,000 of which was recognized in the fourth quarter of 2003.

Operating expenses

 Operating expenses in 2003 increased $1.4 million, or 4%, to $34.1 million from $32.7 million in 2002. The increase was due in part to increases in administrative personnel and related payroll costs of $2.1 million, facilities costs increases of $280,000 for additional office space occupied by the increased workforce, and depreciation and amortization cost increases of $203,000, as we expanded our infrastructure to accommodate existing and newly hired experts and professional staff. In addition, amortization of intangible assets increased $861,000 to $1.9 million in 2003 from $995,000 in 2002, due to intangible assets acquired in the July 2002 and August 2003 acquisitions. Intangible assets of $1.8 million acquired in 2002 were fully amortized as of December 31, 2003.

Costs of postponed equity offering

 Costs of $3.5 million in 2002 consisted primarily of accounting, audit, legal, printing fees and other related costs incurred related to our plans to undertake an initial public offering. Total offering costs incurred of $2.2 million resulting from the November 13, 2003 initial public offering were offset against the proceeds from the offering.

Interest expense

 Interest expense in 2003 decreased $568,000, or 18%, to $2.6 million from $3.2 million in 2002. The decrease, due to the repayment of our revolving line of credit and term loan in mid-November 2003 and lower variable interest rates in 2003, was partially offset by higher loan balances throughout 2003.

Income tax benefit

 As a result of our conversion from an LLC to a C Corporation on November 13, 2003, deferred tax assets of $10.1 million were recognized in the fourth quarter of 2003. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred assets. Accordingly, we recognized a tax benefit of $10.1 million, offset by $500,000 provision for foreign income taxes for the period beginning November 13, 2003 to December 31, 2003. We expect that our 2004 effective income tax rate will be the combined federal and state statutory rate of approximately 40%.

Accrued preferred dividends and accretion of preferred units

 Accrued preferred dividends and accretion of preferred units in 2003 increased $4.0 million to $7.7 million from $3.7 million in 2002. As a result of our initial public offering, the preferred units were redeemed in November 2003. Consequently, $4.2 million of preferred accretion representing the remaining difference between the redemption value and the carrying value of the preferred units was recognized as a reduction of net income attributable to common shares. As a result of the full redemption of the preferred units in 2003, there will be no accrued dividends or accretion reducing net income attributable to common shareholders in 2004.

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues

 Revenues in 2002 increased $33.0 million, or 33%, to $133.7 million from $100.7 million in 2001. This increase included a $28.1 million, or 29%, increase in expert and professional staff revenues, excluding performance-based revenues. The increase in expert and professional staff revenues resulted from a 19% increase in the number of expert and professional staff billable hours, in addition to a 23% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. Performance-based services, primarily resulting from our acquisition in May 2002, were $3.7 million for the year.

Cost of services

 Compensation and project costs.    Compensation and project costs in 2002 increased $21.1 million, or 30%, to $90.1 million from $69.0 million in 2001 due to our growth in revenues and an increase in average professional staff headcount and increases in compensation. Average expert and professional headcount increased 107 from 311 in 2001 to 418 in 2002. These costs include project origination fees that in 2002 increased $2.0 million, or 23%, to $10.3 million from $8.3 million in 2001 due to increased professional staff revenue.

 Equity-based compensation.    Equity-based compensation in 2002 increased $9.9 million, or 147%, to $16.6 million from $6.7 million in 2001. The increase in expense reflects an increase in the number of individuals holding equity investments in LECG, an increase in the number of vested equity instruments and an increase in the estimated per share value of our equity instruments. In December 2002, our board of directors accelerated the vesting for certain holders of options and restricted shares, including those issued to independent contractors, whose equity interests had generated a significant portion of the historical equity-based compensation expense. Such acceleration was included in a total equity-based compensation expense of $8.0 million in the three months ended December 31, 2002.

Operating expenses

 Operating expenses in 2002 increased $1.9 million, or 6%, to $32.7 million from $30.8 million in 2001. Administrative payroll costs increased $2.5 million, or 31%, due to an increase in administrative personnel from 126 to 154. Facilities costs increased $2.2 million, or 36%, due to the opening of 8 new offices. Outside services increased $1.3 million due primarily to an increase in audit, tax and legal services related to our continuing accounting efforts in 2002 associated with our management buyout from Navigant Consulting, Inc., which occurred in September 2000. While we anticipate that we will incur additional costs associated with being a public company, we believe that a significant portion of the $1.3 million increase in outside services costs that we experienced in 2002 is non-recurring. Amortization of goodwill, which was $5.5 million in 2001, ceased in 2002 as a result of the adoption of SFAS 142. Computer related expenses decreased $531,000, or 32%, due to the cost of implementing an expanded information services infrastructure in the prior year. Personnel costs decreased $244,000 from 2001 primarily due to a drop in the cost of recruiting administrative personnel.

Costs of postponed equity offering

 Costs of $3.5 million in 2002 consisted primarily of accounting, audit, legal, printing fees and other related costs incurred related to our plans to undertake an initial public offering. We commenced the process in March 2002 and incurred significant costs in the second, third and fourth quarters of 2002. Because we postponed the initial public offering in December 2002, all costs were expensed in the period incurred.

Interest expense

 Interest expense increased $816,000, or 34%, to $3.2 million in 2002 from $2.4 million in 2001. This was due primarily to increased debt levels to finance additional working capital needed to support the growing revenue base, coupled with higher interest rates on our debt facilities imposed by the banks in exchange for an expanded credit line.

Accrued preferred dividends and accretion of preferred units

 Accrued preferred dividends and accretion of preferred units increased $441,000, or 14%, to $3.7 million in 2002 from $3.3 million in 2001. This increase is due to the compounding of the accrual of preferred dividends and accretion of preferred units.

LIQUIDITY AND CAPITAL RESOURCES

 Our financial condition is strong following our initial public offering on November 13, 2003, in which we sold 8,625,000 shares of our Common Stock at $17.00 per share for net proceeds of $134.1 million, after underwriters' discount and costs of offering. As of December 31, 2003 we had $67.2 million in cash, primarily in money market accounts and no outstanding bank borrowing. Our primary financing need has been to fund our growth. Prior to our initial public offering, our primary source of liquidity had been borrowings under our revolving credit and term loan facilities, supplemented by cash flows from operating activities. Total borrowings and repayments in 2003 were $41.4 million and $61.7 million, respectively, reflecting the repayment of our outstanding revolving credit and term loan facilities totaling $22.0 million in November 2003. Following the completion of our initial public offering, we paid our preferred Class A unitholders $40.7 million to redeem all of our preferred Class A units. We also distributed $11.1 million for a portion of the previously taxed earnings of the LLC to common shareholders that were common unitholders of the LLC at the time of the conversion to a C corporation. We anticipate distributions of an additional $3.0 million to these common shareholders in 2004 for the remaining previously taxed earnings of the LLC, as well as $1.3 million for the final distribution for 2003 LLC taxable income allocated to the unitholders.

 Net cash provided by operating activities in 2003 was $14.6 million, resulting primarily from $23.1 million of income before taxes and non-cash depreciation, amortization and equity-based compensation, offset by an increase in accounts receivable and certain prepaid expenses of $13.8 million. The increase in accounts receivable of $11.4 million is due to the overall increase in revenues of $31.9 million for 2003.

 Net cash used in investing activities for 2003 was $3.9 million, $2.5 million of which was for our acquisition of the net assets of CFES in August 2003. In connection with our acquisition of the net assets of CFES, we will pay to the former shareholders that joined LECG up to $2.1 million per year through 2007, subject to achievement of specified revenue and profitability performance criteria. A portion of the annual payments, if made, will be recognized as a purchase price adjustment. We also purchased $1.4 million of property and equipment in 2003.

 As of December 31, 2003, our revolving credit facility provides for a maximum borrowing capacity of $18 million, $2 million of which can be used to secure letters of credit. We currently have no outstanding borrowings on the revolving credit facility and an outstanding letter of credit for $426,780. We were required by our credit agreement, as amended through November 12, 2003, to use the proceeds of the initial public offering to pay off in full the term debt and any amount outstanding under the revolving credit facility in excess of $1.0 million. Borrowings under our current credit facility are subject to all of the limitations, covenants and restrictions described in this section. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable, the levels of our debt and equity and the overall credit market environment.

 The revolver facility bears interest, at our option, of either (1) LIBOR plus 2.75% or (2) the prime rate plus .75%. Our credit facility contains change of control provisions and imposes restrictive covenants upon us related to the incurrence of indebtedness, repurchase of our securities, business combinations and payment of dividends. Financial covenants, which are subject to specified adjustment throughout the term of the credit facilities, currently include a minimum annual EBITDA, as defined in the revolving credit facility, requirement of $14.0 million, a total debt to EBITDA ratio of no more than 1.75:1, a ratio of fixed charges to interest expense of at least 1.25:1, an EBITDA to interest expense ratio of at least 4:1, and an accounts receivable to total debt ratio of at least 1.2:1. As of December 31, 2003, we were in compliance with all of the financial covenants of the credit facility. The debt becomes immediately due and payable upon the occurrence of certain events of default, including the failure to pay interest and principal or a violation of any financial covenant.

 Our credit facility includes mandatory prepayment provisions, subject to certain exceptions, that generally accelerate our payment obligations in the event we enter into new debt agreements, sell equity securities, sell assets or generate excess cash flow.

 Our revolving credit facility expires in March 2006, at which time all outstanding borrowings, if any, are required to be repaid.

2004 events

 On March 8, 2004, we acquired the business (including certain assets and five experts, who were equity owners, and professional staff) of Economic Analysis, LLC, a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,819 shares of common stock with a fair market value of $1.0 million. The allocation of purchase price to net assets, intangibles and goodwill has not yet been determined. In addition, in the event specified revenue and profitability targets are achieved, we will make earn out payments of up to $2.6 million per year for three years and additional payments of up to $2.0 million if certain revenue targets are met. Additional purchase price will be recorded in subsequent years, if the performance targets are met.

 In March 2004, we also entered into a 15-year facilities lease for our London (UK) operations, the terms of which allow us to terminate the lease after 10 years without penalty to us. Minimum annual lease payments are subject to periodic increases based on market rates. Estimated average minimum annual lease payments over the course of the lease are approximately $1.3 million.

Future needs

 We believe the remainder of the net proceeds from the sale of common stock in our initial public offering, the funds generated by operations, and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our cash requirements related to future operations will be funded with cash generated from operations and short-term borrowings. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

 Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term, however there can no assurance that inflation will not have an adverse effect on our financial results and position in the future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

 The following table provides summary information concerning our future contractual obligations and commitments as of December 31, 2003, and does not include the 2004 events discussed above.

	Payments due by years
	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Operating leases(1)	$7,712	$7,179	$6,854	$6,569	$5,753	$10,044	$44,111
Long-term debt	—	—	—	—	—	—	—
Distributions to former LLC unitholders	4,265	—	—	—	—	—	4,265
Bonus commitments(2)	1,728	—	—	—	—	—	1,728
Deferred compensation(3)	994	—	—	—	—	—	994
CFES contingent purchase price and compensation(4)	2,100	2,100	2,100	2,100	—	—	8,400
Purchase commitments	1,006	116	—	—	—	—	1,122

Total	$17,805	$9,395	$8,954	$8,669	$5,753	$10,044	$60,620

(1)
We lease our office facilities and certain equipment under operating lease arrangements expiring on various dates through 2011. We lease office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. In addition, we lease equipment under noncancelable operating leases.

(2)
Excludes signing bonuses paid or payable in 2004 to experts and professional staff hired in 2004 totaling approximately $8.6 million.

(3)
In 2000, we agreed to pay a total of $750,000 in compensation to Dr. David Teece, our Chairman, and Mr. David Kaplan, our President, for their roles in organizing the management buyout transaction. The criteria under which payment is to be made to Dr. Teece and Mr. Kaplan was satisfied as of December 31, 2003, as a result of our achieving annual earnings before interest, taxes, depreciation and amortization ("EBITDA") in 2003 of least $20.0 million. Payment is also subject to the terms of our credit facility. The amounts due to Dr. Teece and Mr. Kaplan accrue interest at a rate of 10% per year. As of December 31, 2003 accrued interest was $244,000. In February 2004, we paid Dr. Teece and Mr. Kaplan $669,109 and $334,555, respectively, to satisfy this obligation.

(4)
Represents the maximum payment under the terms of the purchase agreement. Payments are subject to achieving certain performance criteria, and actual amounts to be paid could be significantly less than the maximum presented and may vary from the amounts payable, as scheduled.

 In addition, bank borrowings under the revolving credit facility, if any, are required to be paid on March 31, 2006. See "Liquidity And Capital Resources" in this section for further discussion of our revolving credit facility.

RISK FACTORS

 Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. The following risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

Our financial results could suffer if we are unable to successfully attract, integrate and retain our experts and professional staff.

 Similar to professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts and as a result, experts can terminate their relationship with us at any time and immediately begin to compete against us. Dr. Teece and Mr. Kaplan together accounted for 11% of our revenues, and five of our experts, including Drs. Teece, Vandaele and Mr. Kaplan and Dr. Mukesh Bajaj, a former director, collectively accounted for 19% of our revenues for 2003. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

 In addition, if we are unable to attract, develop, motivate and retain highly qualified experts, professional staff and administrative personnel, our ability to adequately manage and staff our existing projects and obtain new projects could be impaired, which would adversely affect our business and its prospects for growth. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our competition comes from other consulting firms, research firms, governments, universities and other similar enterprises. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Increasing competition for these professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations. The loss of the services of, or the failure to recruit, a significant number of experts, professional staff or administrative personnel could harm our business, including our ability to secure and complete new projects.

Our financial results could suffer if we are unable to achieve or maintain high utilization and billing rates for our professional staff.

 Our profitability depends to a large extent on the utilization and billing rates of our professional staff. Utilization of our professional staff is affected by a number of factors, including:

  •
  the number and size of client engagements;

  •
  our experts' use of professional staff to perform the projects they obtain from clients and the nature of specific client engagements, some of which require greater professional staff involvement than others;

  •
  the timing of the commencement, completion and termination of projects, which in many cases is unpredictable;

  •
  our ability to transition our professional staff efficiently from completed projects to new engagements;

  •
  our ability to forecast demand for our services and thereby maintain an appropriate level of professional staff; and

  •
  conditions affecting the industries in which we practice as well as general economic conditions.

 The billing rates of our professional staff that we are able to charge are also affected by a number of additional factors, including:

  •
  the quality of our expert services;

  •
  the market demand for the expert services we provide;

  •
  our competition and the pricing policies of our competitors; and

  •
  general economic conditions.

 If we are unable to achieve and maintain high utilization as well as maintain or increase the billing rates for our professional staff, our financial results could suffer materially.

If we are unable to manage the growth of our business successfully, our financial results and business prospects could suffer.

 Since the management buyout we have experienced significant growth in the number of our experts and professional staff. We have also expanded our practice areas and have opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability. This need to augment our support infrastructure due to growth is compounded by our decision to become a public reporting company, and the increased expense that will arise in complying with existing and new regulatory requirements. We must be able to prepare accurate and timely financial information, particularly as it relates to the on-going obligations of a public company. We may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Any failure to successfully manage growth could harm our financial results and business prospects.

Revenue from our performance-based fee service offering is difficult to predict and recovery is uncertain.

 Performance-based expert fees comprised 5% of our total revenue in the year ended December 31, 2003. Because these fees are contingent on the amounts recovered by our clients, revenue on such cases, which is recognized generally on receipt, is not certain, the timing of recovery is difficult to predict, and revenue may not arrive evenly through the year, thereby affecting our quarter by quarter results.

We depend on the complex damages, competition policy/antitrust and environmental claims consulting practice areas, which could be adversely affected by changes in the legal, regulatory and economic environment.

 Our business is heavily concentrated in the practice areas of complex damages, competition policy/antitrust, including mergers and acquisitions and environmental claims. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 19% of our billings in 2003. Projects in our environmental claims practice area accounted for 22% of our billings in 2003. Changes in the federal antitrust laws or the federal regulatory environment, changes in environmental laws or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. For example, Senate Bill 1125 provides for the creation of a trust fund as the exclusive remedy to resolve the claims of victims for bodily injury caused by asbestos exposure which, if enacted into law, would negatively impact our environmental claims practice area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

Additional hiring and acquisitions could disrupt our operations, increase our costs or otherwise harm our business.

 Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of experts and by acquiring other expert services firms. However, we may be unable to identify, hire, acquire or successfully integrate new experts and consulting practices without substantial expense, delay or other operational or financial problems. And, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional experts or acquiring other expert services firms could also involve a number of additional risks, including:

  •
  the diversion of management's time, attention and resources, especially since Dr. Teece, our Chairman, and Mr. Kaplan, our President, also provide consulting services that account for a significant amount of our revenues;

  •
  loss of key acquired personnel;

  •
  potential impairment of existing relationships with our experts, professionals and clients;

  •
  the creation of conflicts of interest that require us to decline engagements that we otherwise could have accepted;

  •
  increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

  •
  dilution of our stock as a result of issuing equity securities in connection with hiring new experts or acquiring other expert services firms; and

  •
  difficulties in integrating diverse corporate cultures.

 We have encountered these risks after hiring individuals and groups of experts and acquiring expert practices, and we anticipate that we will encounter these risks in connection with future hirings and acquisitions.

 Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential experts or the price we pay for businesses we wish to acquire. In addition, this increased competition could make it more difficult to retain our experts. The occurrence of any of these events could harm our business, financial condition and results of operations.

Projects may be terminated suddenly, which may negatively impact our financial results.

 Our projects generally center on decisions, disputes, proceedings or transactions in which clients are seeking expert advice and opinions. Our projects can terminate suddenly and without advance notice to us. Our clients may decide at any time to settle their disputes or proceedings, to abandon their transactions or to take other actions that result in the early termination of a project. Our clients are under no contractual obligation to continue using our services. If an engagement is terminated unexpectedly, or even upon the completion of a project, our professionals working on the engagement may be underutilized until we assign them to other projects. The termination or significant reduction in the scope of a single large engagement could negatively impact our results of operations.

Conflicts of interest could preclude us from accepting projects.

 We provide our services primarily in connection with significant or complex decisions, disputes and regulatory proceedings that are usually adversarial or involve sensitive client information. Our engagement by a client may preclude us from accepting projects with our clients' competitors or adversaries because of conflicts of interest or other business reasons. As we increase the size of our operations, the number of conflict situations can be expected to increase. Moreover, in many industries in which we provide services, for example the petroleum industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new projects as a result of conflicts of interest. If we are unable to accept new assignments for any reason, our professional staff may become underutilized, which would adversely affect our revenues and results of operations in future periods.

Our ability to maintain and attract new business depends upon our reputation, the professional reputation of our experts and the quality of our services on client projects.

 Our ability to secure new projects depends heavily upon our reputation and the individual reputations of our experts. Any factor that diminishes our reputation or that of our experts could make it substantially more difficult for us to attract new projects and clients. Similarly, because we obtain many of our new projects from clients that we have worked with in the past or from referrals by those clients, any client that questions the quality of our work or that of our experts could seriously impair our ability to secure additional new projects and clients.

 In litigation, we believe that there has been an increase in the frequency of challenges made by opposing parties to the qualifications of experts. In the event a court or other decision-maker determines that an expert is not qualified to serve as an expert witness in a particular matter, then this determination could harm the expert's reputation and ability to act as an expert in other engagements which could in turn harm our business reputation and our ability to obtain new engagements.

Our engagements could result in professional liability, which could be very costly and hurt our reputation.

 Our projects typically involve complex analysis and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. Many of our projects involve matters that could have a severe impact on a client's business, cause a client to gain or lose significant amounts of money or assist or prevent a client from pursuing desirable business opportunities. If a client questions the quality of our work, the client could threaten or bring a lawsuit to recover damages or contest its obligation to pay our fees. Litigation alleging that we performed negligently or breached any other obligations to a client could expose us to significant liabilities and damage our reputation. We carry professional liability insurance to cover most of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the amounts in controversy or the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability. Litigation, regardless of the outcome, is often very costly, could result in distractions to our management and experts and could harm our business and our reputation.

Intense competition from economic, business and financial consulting firms could hurt our business.

 The market for expert consulting services is intensely competitive, highly fragmented and subject to rapid change. Many of our competitors are national and international in scope and have significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. We may be unable to compete successfully with our existing competitors or with any new competitors. There are relatively low barriers to entry, and we have faced and expect to continue to face additional competition from new entrants into the economic, business and financial consulting industries. In the litigation and regulatory expert services markets, we compete primarily with economic, business and financial consulting firms and individual academics. Expert services are also available from a variety of participants in the business consulting market, including general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, small "niche" consulting companies and the internal professional resources of companies.

We are subject to additional risks associated with international operations.

 We currently have operations in Argentina, Australia, Canada, New Zealand, South Korea and the United Kingdom. In 2003 and 2002, 9% and 5%, respectively, of our revenues was attributable to activities outside of the United States. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

  •
  greater difficulties in managing and staffing foreign operations;

  •
  less stable political and economic environments;

  •
  cultural differences that adversely affect utilization;

  •
  currency fluctuations that adversely affect our financial position and operating results;

  •
  unexpected changes in regulatory requirements, tariffs and other barriers;

  •
  civil disturbances or other catastrophic events that reduce business activity; and

  •
  greater difficulties in collecting accounts receivable.

 The occurrence of any one of these factors could have an adverse effect on our operating results.

Our dispute with Navigant Consulting, Inc. could harm our business and financial results.

 We have a dispute with Navigant Consulting, Inc. arising out of our management led buyout of certain of the assets and liabilities of LECG, Inc. from Navigant Consulting and LECG, Inc. In the management led buyout, we acquired substantially all of the assets and assumed certain liabilities of LECG, Inc. pursuant to an asset purchase agreement with Navigant Consulting and LECG, Inc. dated September 29, 2000. Under the asset purchase agreement, up to $5.0 million of the purchase price was deferred contingent upon whether specific individuals listed on a schedule to the asset purchase agreement had an employment, consulting, contracting or other relationship with us on September 29, 2001.

 Navigant Consulting contends that it is entitled to a payment of approximately $4.9 million plus interest with respect to the contingent purchase price amount. On several occasions before and after September 29, 2001, we notified Navigant Consulting that several of the individuals listed on the schedule to the asset purchase agreement did not have an employment, consulting, contracting or other relationship with us on September 29, 2001. If Navigant Consulting initiates legal proceedings against us, a decision against us could harm our financial results and financial position.

Our financial results could suffer if we are unable to retain certain experts whose options and restricted stock vesting was accelerated.

 In December 2002, we accelerated the vesting of 846,792 stock options held by 45 experts and the acceleration of the vesting of 1,025,679 shares of restricted stock held by 17 experts. These accelerated options and restricted shares are subject to a lock-up agreement under which the shares issuable upon exercise of the options and the restricted shares cannot be sold until such time as the options and restricted shares would have otherwise vested absent the acceleration. The acceleration of the vesting of such stock options and shares of restricted stock could make it more difficult for us to retain the services of experts holding them as such experts may have less incentive to continue their relationship with us. Furthermore, if an expert terminates employment prior to the time that such options or restricted stock would have vested, we would incur significant additional compensation expense for the period in which the expert left, in the amount of the fair market value of the options or stock at the time of acceleration minus the amounts previously expensed.

We operate as a publicly traded corporation rather than as a privately held limited liability company, which could make it more costly for us to operate our business.

 Prior to November 13, 2003, we operated as a privately held limited liability company since the management buyout. Operating as a publicly traded C corporation imposes new costs and challenges on us. These include the preparation and filing of federal and state income tax returns, the filing of quarterly and annual reports with the SEC, the need for more expensive directors and officers liability insurance and the need for more services from our outside auditors in connection with periodic public filings, earnings announcements and tax filings. In addition, we will need to invest more in the function of investor relations to communicate with investors and the general public.

If we cannot successfully maintain or expand our strategic alliances, we may not be able to implement part of our growth strategy.

 We intend to grow by expanding our business into other geographic areas, which may require us to enter into joint venture or other strategic alliance agreements with parties established in foreign countries. For example, we have a 50/50 joint venture with certain members of Kim & Chang, a Korean law firm, to own and operate LECG Korea, LLC, a Korean limited liability company, to pursue expert service opportunities in Korea. If we fail to enter into new alliances with local parties, then our growth strategy or expansion efforts could be limited.

Other Risk Factors

Our stock price may be volatile.

 The price of our common stock after the offering may fluctuate widely, depending upon many factors, including but not limited to the risk factors listed above and the following:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel, including experts;

  •
  our ability to maintain high utilization of our professional staff;

  •
  announcements by us or our competitors;

  •
  the loss of significant clients;

  •
  changes in our reputation or the reputations of our experts;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in the legal and regulatory environment affecting businesses to which we provide services;

  •
  changes in estimates of our performance or recommendations by securities analysts;

  •
  inability to meet quarterly or yearly estimates or targets of our performance; and

  •
  market conditions in the industry and the economy as a whole.

We will continue to be controlled by our management and members of our board of directors, who will be able to influence significant corporate events.

 Our executive officers and members of our board of directors beneficially own approximately 40% of our outstanding shares of common stock. As a result, our executive officers and directors will be able to influence the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant transactions.

The issuance of preferred stock could discourage or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

 Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may make it more difficult for a person to acquire a majority of our outstanding voting stock, and thereby delay or prevent a change in control of us, discourage bids for our common stock over the market price and adversely affect the market price and the relative voting and other rights of the holders of our common stock.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

 Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. For example, our charter documents prohibit stockholder actions by written consent.

 In addition, the provisions of Section 203 of Delaware General Corporate Law govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These and other provisions in our amended and restated certificate of incorporation, our bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash investment policy

 The Company has established cash investment guidelines consistent with the objectives of preservation and safety of funds invested, insuring liquidity and optimizing yield on investment. Eligible investments include money market accounts, US Treasuries, US Agency securities, commercial paper, municipal bonds, AAA rated asset-backed securities, certificates of deposit and agency backed mortgage securities. We seek the highest quality credit rating available for each type of security used for investment purposes. Maturities are not to exceed 18 months.

Interest rate risk

 Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

 Our investment policy requires us to invest funds in excess of current operating requirements. As of December 31, 2003, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

 Our long-term debt bears interest at variable rates. If the weighted average interest rate on our variable rate debt were to have changed by 50 basis points in 2003, interest expense would not have been materially different from that reported.

Currency risk

 We currently have operations in Argentina, Australia, Canada, New Zealand, South Korea and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each area. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 schedule A(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures

    Our management evaluated, with the participation of our Chairman of the Board and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chairman of the Board and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  (b)
  Changes in internal controls over financial reporting.

    There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

 The following table sets forth our directors and executive officers. The table also sets forth their ages as of December 31, 2003.

Name	Age	Position
David J. Teece	55	Chairman of the Board of Directors
David P. Kaplan	48	President and Director
John C. Burke	65	Chief Financial Officer
Gary S. Yellin	52	Chief Accounting Officer
J. Geoffrey Colton	56	Director of Finance and Assistant Secretary
Marvin A. Tenenbaum	52	Vice President, General Counsel and Secretary
Tina M. Bussone	31	Director of Administration
Michael R. Gaulke	58	Director(1)(2)
Michael J. Jeffery	56	Director(1)(2)(3)
William W. Liebeck	49	Director(2)(3)
Ruth M. Richardson	53	Director(2)(3)
David T. Scheffman	59	Director
William J. Spencer	73	Director(1)(2)
Walter H.A. Vandaele	58	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Corporate Governance Committee.

 David J. Teece co-founded our business in 1988. He has served as our Chairman of the Board from the date of the management buyout of our business in September 2000. Dr. Teece served as the Chairman of LECG, Inc., our predecessor company, from its founding until it was acquired by Navigant Consulting, Inc. in August 1998. Dr. Teece has performed economic, business and financial consulting services in the capacity of an expert for our firm since the inception of our business, and he has been an economic, business and financial consultant for 30 years. Since 1982, Dr. Teece has been a Professor of Business Administration at the Haas School of Business at the University of California at Berkeley, where since 1994 he has directed the Institute of Management, Innovation and Organization. Dr. Teece has had teaching and research positions at Stanford University and Oxford University. He has authored over 150 publications in economics, business and technology strategy and has testified before Congress and government agencies on regulatory policy and competition policy. Dr. Teece has a PhD in Economics from the University of Pennsylvania. He also serves on the board of directors of the Atlas Family of Mutual Funds, the Atlas Insurance Trusts, Canterbury Ltd. and several other private entities.

 David P. Kaplan has served as our President and a member of the board of directors since September 2000. From August 1998 to August 2000, Mr. Kaplan was employed by Navigant Consulting/LECG performing economic, business and financial consulting services. From 1985 to 1998, Mr. Kaplan was president of Capital Economics, an economic consulting firm he helped establish. Mr. Kaplan specializes in antitrust economics, including the analysis of numerous mergers, damage assessment in intellectual property matters, including, for example, those involving patents and trade secrets, and the analysis of damage issues related to general commercial litigation. He also is experienced in analyzing economic issues in matters involving possible class certification. Mr. Kaplan has testified as an economic expert in federal and state courts, before arbitration panels and before regulatory agencies including the Department of Justice, the Federal Trade Commission and the International Trade Commission. Mr. Kaplan also has testified before Congress on antitrust and competitive policy issues. Mr. Kaplan has served as a consultant to the Federal Trade Commission (Bureau of Economics), the Department of Justice and the Senate Judiciary Committee. He has published in the field of economics and teaches in the MBA program at Johns Hopkins University. He also has served as a Lecturer in Economics at George Mason University. Mr. Kaplan has a BA and MA in Economics from The George Washington University and a JD from The George Washington University National Law Center.

 John C. Burke has served as our Chief Financial Officer since January 2003. Prior to joining us, Mr. Burke served as the Chief Financial Officer and Treasurer of Braun Consulting Inc. for approximately six years. Prior to his service at Braun Consulting, Mr. Burke served as a member of senior management of the public accounting firm of Grant Thornton LLP for twenty years holding the positions of Chairman of the firm for three years and Chicago Area Managing Partner for seven years. He is a Certified Public Accountant and has a BS in Accounting from the University of Notre Dame.

 Gary S. Yellin has served as our Chief Accounting Officer since January 2003. Prior to joining us as an employee, Mr. Yellin consulted to us in a management capacity overseeing our accounting function from April 2002 through December 2002. Mr. Yellin performed similar duties in a consulting capacity for companies beginning in October 1997 through April 2002, as well as accounting litigation analysis from May 1999 through August 2002 with the law firm of Morrison Foerster, LLP. Mr. Yellin has taught Accounting at California State University at Hayward. He is a Certified Public Accountant and has a BA in Mathematics from the State University of New York at Binghamton in May 1973 and an MBA from California State University at Hayward in December 1981.

 J. Geoffrey Colton has served as our Director of Finance and Assistant Secretary since February 2003 and served as our Chief Financial Officer, Vice President and Secretary from June 2000 until January 2003. Prior to joining us, Mr. Colton served as Chief Financial Officer of T.Y. Lin International from April 1998 until March 2000. Mr. Colton also served as the Vice President of Finance for Kleinfelder, Inc. from October 1987 until March 1998. He has a BA in Political Science from San Francisco State University and an MBA from Golden Gate University.

 Marvin A. Tenenbaum has served as our Secretary since February 2003 and our General Counsel and Vice President since January 2001. Prior to joining us, Mr. Tenenbaum was of counsel at the law firm of Sachnoff & Weaver from March 2000 to January 2001. From August 1998 until January 2000, Mr. Tenenbaum was the General Counsel of Operations at Navigant Consulting, Inc. and from October 1993 until August 1998, he was the General Counsel at Peterson Consulting LLC. Mr. Tenenbaum has a BA in Economics and a JD from Northwestern University.

 Tina M. Bussone has served as our Director of Administration since April 2003. From September 2000 until this time, Ms. Bussone worked as our Manager of Administrative Operations. From September 1999 until August 2000, she was a Regional Operations Manager at Navigant Consulting, Inc., and from August 1998 until September 1999, she was the Office Coordinator of our Washington, D.C. office. Prior to joining us in August 1998, Ms. Bussone worked for a law firm in Washington, D.C. Ms. Bussone has a BS in Russian Area Studies from Georgetown University and a MBA from George Washington University.

 Michael R. Gaulke has served on our board of directors since June 2003. Since June 1996, Mr. Gaulke has been the President and Chief Executive Officer of Exponent, Inc. (formerly known as Failure Analysis Associates), a publicly traded consulting firm of engineers and scientists which is best known in the litigation support marketplace for its expertise in products liability matters and for investigating accidents and failures. Mr. Gaulke has also served on the board of directors of Exponent, Inc. since 1994. Mr. Gaulke is a member of the Board of Trustees of the Palo Alto Medical Foundation and a director of Cymer, Inc. He has a BS in Electrical Engineering from Oregon State University and an MBA from the Stanford Graduate School of Business.

 Michael J. Jeffery has served on our board of directors since June 2003. Mr. Jeffery, presently retired, was the Treasurer and Head of the Markets Division for the Western Hemisphere and a member of the senior executive committee of Standard Chartered Bank from 1994 until 2001. Prior to his service at Standard Chartered Bank, Mr. Jeffery held senior executive financial and board of directors positions with Nikko Bank, Scandinavian Bank Group, and Finacorp SA New York. He has extensive, global experience in business and financial management, trading, sales and administration, including past service on the board of directors of Banque Scandinave en Suisse, the Private Capital Group, Banco Scandinavian Sul America and Scandinavian Pacific Limited.

 William W. Liebeck has served on our board of directors since September 2000. Mr. Liebeck has been a partner of Thoma Cressey Equity Partners, Inc., a private equity investment firm, since June 1997. From June 1990 to July 1996, Mr. Liebeck was a partner at the private equity firm of Equivest Partners, Inc. Prior to that, he was a partner at Golder Thoma & Co., also a private equity firm. Mr. Liebeck currently serves as a director of several private companies. He has a BA in Economics from the University of California at Berkeley and an MBA from the Stanford Graduate School of Business.

 Ruth M. Richardson has served on our board of directors since September 2003. The Honourable Ruth Richardson has been an international strategic and economic policy consultant since 1994. From 1990 to 1993, Miss Richardson served as New Zealand's Minister of Finance. Miss Richardson was a member of the New Zealand Parliament from 1981 to 1994. She currently serves as a director of Wrightson Ltd., a New Zealand publicly listed company and several private companies. Miss Richardson has also served as a member of the board of the Reserve Bank of New Zealand from 1999 to February 2004. She has extensive, global experience in business and financial management, corporate governance, privatizations and public sector and social policy reforms. She has lectured widely and has advised governments and governmental agencies throughout the world.

 David T. Scheffman has served on our board of directors since September 2003 and previously served on our board of directors from September 2000 until June 2001, when he joined the Federal Trade Commission as Director of the Bureau of Economics. Dr. Scheffman has also been an expert and consultant at LECG since September 2003 and was previously employed as an expert and consultant with LECG from September 2000 until June, 2001. From June 2001 until August 2003, Dr. Scheffman served as the Director of the Bureau of Economics at the Federal Trade Commission, and he previously served in a number of positions in the Bureau of Economics at the Federal Trade Commission from 1979 through 1988, including serving as its Director from 1985 through 1988. From August 1998 to September 2000, Dr. Scheffman was affiliated with LECG, through which he performed economic, business and financial consulting services. Dr. Scheffman is an adjunct Professor at the Owen Graduate School of Management at Vanderbilt University. Dr. Scheffman has authored many articles and books in industrial organization and antitrust economics, law and economics, and marketing and business strategy. Dr. Scheffman has a PhD in Economics from Massachusetts Institute of Technology and a BA in Mathematics and Economics from the University of Minnesota.

 William J. Spencer has served on our board of directors since November 2002. He has been Chairman Emeritus of the International SEMATECH, a consortium of twelve semiconductor manufacturing companies from seven countries, since November 2000. From October 1997 to October 2000, Dr. Spencer was Chairman of the Board of SEMATECH. He also served as President and Chief Executive Officer of SEMATECH from November 1990 to October 1997. Dr. Spencer is a director of Capital Group ICA, a privately held corporation, a member of the National Academy of Engineering, a Fellow of the Institute of Electrical and Electronics Engineers and serves on many advisory groups. Dr. Spencer held teaching positions at the University of California at Berkeley and the University of New Mexico. During 1997 and 1998, he was a member of the board of directors of LECG, Inc. prior to its acquisition by Navigant Consulting. Dr. Spencer has an MS in Mathematics and a PhD in Physics from Kansas State University.

 Walter H.A. Vandaele has served on our board of directors since June 2001 and has been an expert with our company since November 2000. From August 1998 to October 2000, Dr. Vandaele was a Senior Vice President of PHB Hagler Bailly, Inc., a subsidiary of Hagler Bailly, Inc. Dr. Vandaele also performed economic, business and financial consulting services at Putnam, Hayes & Bartlett, Inc. from June 1988 to August 1998. He has a Licentiaat in the Handels-en Financiële Wetenschappen from the University of Antwerp (University Faculties Saint Ignatius) (Belgium), a Doctorandus in Economics, University of Tilburg (the Netherlands) and a PhD and an MBA from the Graduate School of Business, University of Chicago.

BOARD OF DIRECTORS

 Our board of directors currently consists of nine members. There are no family relationships among any of our directors and executive officers.

BOARD COMMITTEES

 Our Audit Committee consists of Michael R. Gaulke, Michael J. Jeffery and William J. Spencer. The Audit Committee reviews and monitors our financial statements and internal accounting procedures, selects independent accountants and consults with and reviews the services provided by our independent accountants. The Audit Committee works closely with management as well as LECG's independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from LECG for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The Audit Committee's financial expert is its chairman, Michael R. Gaulke. Mr. Gaulke is an independent director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act, as are all of the members of the Audit Committee.

 Our compensation committee consists of Michael R. Gaulke, William W. Liebeck, Ruth M. Richardson, Michael J. Jeffery and William J. Spencer. The compensation committee determines the compensation and benefits of our executive officers and administers our stock incentive plans and employee benefit plans.

 Our corporate governance committee consists of Michael J. Jeffery, William W. Liebeck and Ruth M. Richardson. The corporate governance committee recommends prospective director nominees to the board of directors for the next annual meeting of stockholders, develops and recommends to the board of directors governance principles applicable to us, oversees the evaluation of the board of directors and management and recommends to the board of directors nominees for each committee.

CODE OF CONDUCT.

 Our code of ethics is available without charge by mail upon written request to LECG Corporation, Investor Relations, 2000 Powell Street, Suite 600 Emeryville CA 94608.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

 The following table summarizes the compensation earned for services rendered to us in all capacities for the year ended December 31, 2003 by our Chairman of the Board (acting in a capacity similar to a chief executive officer) and our four other most highly paid executive officers whose salary and bonus exceeded $100,000 in 2003. These executives are referred to as the named executive officers elsewhere in this prospectus:

Summary compensation table

Name and principal position	Year	Salary	Bonus	Securities underlying options	All other compensation
David J. Teece Chairman of the Board	2003	$200,000	$354,840	46,875	$1,850,385(1)(3)
David P. Kaplan President	2003	$200,000	$354,840	46,875	$2,236,336(1)(3)
Marvin A. Tenenbaum Vice President and Secretary	2003	$300,000	$100,000	15,625	—
John C. Burke Chief Financial Officer	2003	$240,545	$150,000	68,750	—
Gary S. Yellin Chief Accounting Officer	2003	$190,000	$75,000	31,250	$13,625(2)

(1)
Represents amounts paid in 2003 to the named executive officer in his or her capacity as an expert and for a percentage of the professional fees on projects secured by this named executive officer, for services provided in 2003 and prior periods, provided these services were billed and collected by us.

(2)
Represents fees paid to Mr. Yellin in his capacity as a consultant.

(3)
Includes $50,000 for Dr. Teece and $25,000 for Mr. Kaplan for interest earned in 2003 for deferred compensation payable to them. See Item 13. "Certain Relationships and Related Transactions—Expert and Senior Management Agreements".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

 Prior to establishing the compensation committee, the board of directors as a whole performed the functions delegated to the compensation committee. No member of the board of directors or the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

DIRECTOR COMPENSATION

 We reimburse our non-employee directors for their expenses incurred in connection with attending board and committee meetings, and these directors, except for William W. Liebeck, receive a quarterly retainer of $4,000, an additional $2,000 for each regularly scheduled quarterly meeting of the board attended and $1,000 for each meeting of a committee attended. In addition, each of these directors receives $1,000 for each special meeting of the board attended, and the chairperson of each committee receives an additional $1,000 for each committee meeting attended. Each non-employee director who joins our board will receive a nondiscretionary, automatic grant of an option to purchase 15,625 shares of our common stock. In addition, each non-employee director, other than William W. Liebeck, will receive a yearly nondiscretionary, automatic grant of an option to purchase 4,688 shares of our common stock, which vest one year after grant, pursuant to our 2003 Stock Option Plan. Certain directors also act in an expert capacity for us and receive compensation for their work as experts. See "Related party transactions."

Option grants in last fiscal year

 The following table sets forth each grant of stock options granted to each named executive officer during 2003, including the potential realizable value over the 10-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises depend on the future performance of our common stock. The assumed 5% and 10% rates of stock appreciation are based on the closing price on December 31, 2003 of $22.89 per share.

					Price appreciation for option term
Name	Securities underlying options granted	Granted pursuant to option plan(1)	Exercise price	Expiration date
					5%	10%
David J. Teece	46,875	5.27%	$16.00	10/12/2013	$997,753	$2,033,005
David P. Kaplan	46,875	5.27%	$16.00	10/12/2013	$997,753	$2,033,005
Marvin A. Tenenbaum	9,375	1.05%	$16.00	2/14/2013	$199,551	$406,601
Marvin A. Tenenbaum	6,250	0.70%	$16.00	10/12/2013	$133,034	$271,067
John C. Burke	46,875	5.27%	$16.00	1/31/2013	$997,753	$2,033,005
John C. Burke	12,500	1.41%	$16.00	10/12/2013	$266,067	$542,135
John C. Burke	9,375	1.05%	$20.65	11/24/2013	$155,863	$362,913
Gary S. Yellin	15,625	1.76%	$16.00	1/31/2013	$332,584	$677,668
Gary S. Yellin	15,625	1.76%	$16.00	10/12/2013	$332,584	$677,668

(1)
Percentages represent options granted to the named executive officers as a percent of all options granted pursuant to our 2000 Incentive Plan and 2003 Stock Option Plan during 2003.

 In 2003, we granted options to purchase up to an aggregate of 888,923 shares to employees, directors and consultants. Option shares generally vest over four to five years.

Aggregate option exercises and option values

 The following table describes for the named executive officers the number and value of securities underlying exercisable and unexercisable options held by them as of December 31, 2003.

 The value realized is based on a fair value of the underlying stock at the time of exercise of $14.40 per share, less the per share exercise price, multiplied by the number of shares issued. The value of unexercised in-the-money options at December 31, 2003 is based on the closing price at December 31, 2003 of $22.89 per share, less the per share exercise price, multiplied by the number of shares issuable. All options were granted under our 2000 Incentive Plan except for 9,375 options issued under our 2003 Incentive Plan.

			Number of securities underlying options at December 31, 2003		Value of unexercised in-the-money options at December 31, 2003
	Number of shares acquired on exercise
		Value realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
David J. Teece	140,625	$1,593,000	468,750	46,875	$8,228,750	$322,875
David P. Kaplan	—	—	577,148	55,664	$10,376,773	$497,039
Marvin A. Tenenbaum	—	—	31,250	31,250	$619,250	$417,250
John C. Burke	—	—	13,021	55,729	$89,688	$340,175
Gary S. Yellin	—	—	—	31,250	—	$215,250

EMPLOYMENT CONTRACTS AND SEVERANCE PAYMENTS

 David J. Teece is entitled to receive severance payments for a period of six months at a rate equal to his then current base salary in the event he is terminated without cause pursuant to a senior management agreement with us. These severance payments may be extended by an additional six months in exchange for the extension of the non-competition covenants of Dr. Teece for an additional six months.

 David P. Kaplan is entitled to receive severance payments totaling $250,000 payable over twelve months in the event he is terminated without cause pursuant to a senior management agreement with us. These senior management agreements are described in Item 13. "Certain Relationships and Related Transactions—Expert and Senior Management Agreements".

 John C. Burke is entitled to receive severance payments for a period of four months at a rate equal to his then current base salary and prior year's bonus payable over four months in the event he is terminated without cause pursuant to his employment offer letter with us. We must also provide Mr. Burke with 60 days prior written notice of any such termination without cause.

COMPANY STOCK PRICE PERFORMANCE GRAPH

 The following graph compares the Company's cumulative total stockholder return to that of the Nasdaq Stock Market Index for US Companies, a broad market index, and a peer group of companies consisting of Charles River Associates, Navigant Consulting, Inc. and FTI Consulting, Inc. The cumulative stockholder returns for shares of our common stock and for the market index and the peer group comparison are calculated assuming $100 was invested on November 13, 2003, the date on which our common stock commenced trading on the Nasdaq National Market, and assuming that shares of our common stock were purchased at the initial public offering price of the common stock. We paid no dividends during the period shown. The performance of the market index and the peer group comparison is shown on a total return, i.e. dividends reinvested basis. The peer group returns are determined based on the returns of each component issuer of the peer group, weighted according to the respective issuer's stock market capitalization at the beginning of the period presented.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

 The following tables set forth information about the beneficial ownership of our common stock on February 27, 2004, by:

  •
  each person known to us to be the beneficial owner of more than 5% of our common stock;

  •
  each named executive officer;

  •
  each of our directors; and

  •
  all of our executive officers and directors as a group.

 Unless otherwise noted below, the address of each beneficial owner listed on the tables is c/o LECG Corporation, 2000 Powell Street, Suite 600, Emeryville, California 94608. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 21,693,156 shares of common stock outstanding on February 27, 2004.

 In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 27, 2004. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Beneficial owner	Number of Shares Owned	Number of Shares Underlying Options Exercisable Within 60 Days of February 27, 2004	Percentage of Shares Outstanding
5% Stockholders
TCEP/LECG Funding Corporation(1)	5,037,500	—	23.2%
Directors and Named Executive Officers
David J. Teece(2)(3)	1,688,125	515,625	9.9%
David P. Kaplan(3)	801,950	581,055	6.2%
J. Geoffrey Colton	49,563	13,672	*
Marvin A. Tenenbaum(4)	16,250	37,891	*
Walter H.A. Vandaele	368,300	33,985	1.9%
John C. Burke	—	18,230	*
Gary S. Yellin	300	4,558	*
Tina M. Bussone	—	2,022	*
Michael R. Gaulke(5)	2,900	—	*
Michael J. Jeffrey	—	—	—
William J. Spencer	—	—	—
Ruth M. Richardson	—	—	—
William W. Liebeck(6)	5,043,400	—	23.3%
David T. Scheffman	—	31,250	*
All directors and executive officers as a group (14 people)	7,970,788	1,238,288	40.2%

*
Less than one percent

(1)
Thoma Cressey Fund VII, L.P. ("Fund VII") holds directly 4,960,023 shares of our common stock and Thoma Cressey Friends Fund VII, L.P. ("Friends Fund VII") holds directly 77,477 shares of our common stock. TC Partners VII, L.P. ("TC Partners"), as the general partner to both Fund VII and Friends Fund VII, may, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, be deemed to own beneficially the shares held by Fund VII and Friends Fund VII. Thoma Cressey Equity Partners, Inc. ("Partners, Inc."), as the general partner of TC Partners, may, for purposes of Rule 13d-3, be deemed to own beneficially the shares held by Fund VII and Friends Fund VII. Carl D. Thoma is the sole stockholder of Partners, Inc. and accordingly possesses voting and dispositive power over all of the shares owned by the Thoma Cressey entities. The address for Mr. Thoma and the Thoma Cressey entities is One Embarcadero Center, Suite 2930, San Francisco, California, 94111.

(2)
Includes 325,000 shares held by the Teece Irrevocable Trust No. 3 U/A/D 10/14/97, 148,828 shares of common stock held by the Teece Family Millennium Trust, 312,500 shares of common stock held by the Teece Children's Stock Trust u/t/d May 5, 1993, 123,047 shares of common stock held by the Flex Trust u/t/d February 5, 2003, 7,500 shares of common stock held by the Teece Family Foundation and 46,875 shares subject to fully vested options held by the Thomas and Mary Anne Jorde Irrevocable Life Insurance Trust dated April 11, 1994.

  The sole trustee of the Teece Irrevocable Trust No. 3 U/A/D 10/14/97 is Norman J. Laboe. The beneficiaries of the Teece Irrevocable Trust No. 3 are the four minor children of Dr. Teece. The sole trustee of the Teece Children's Stock Trust u/t/d May 5, 1993 is Norman J. Laboe. The beneficiaries of the Teece Children's Stock Trust u/t/d May 5, 1993 are the four minor children of Dr. Teece. The co-trustees of the Teece Family Millennium Trust are Norman J. Laboe and U.S. Trust Company of Delaware. The beneficiaries of the Teece Family Millennium Trust are the four minor children of Dr. Teece, the grandchildren and more remote descendants of Dr. Teece, and the Teece Family Foundation, a private charitable foundation. Dr. Teece disclaims beneficial ownership of these shares, including shares subject to underlying options, except to the extent of his pecuniary interest therein.

  The sole trustee of the Flex Trust u/t/d February 5, 2003 is Norman J. Laboe. The beneficiaries of the Flex Trust u/t/d February 5, 2003 are Dr. Teece, the descendants of Dr. Teece and the Teece Family Foundation, a private charitable foundation.

  The board of directors of the Teece Family Foundation consists of Dr. Teece, his spouse, Leigh Teece, and one other individual, who collectively possess voting and dispositive power over all of the shares owned by the Teece Family Foundation. Dr. Teece disclaims beneficial ownership of these shares, including shares subject to underlying options, except to the extent of his pecuniary interest therein.

  The sole trustee of the Thomas and Mary Anne Jorde Irrevocable Life Insurance Trust dated April 11, 1994 is Dr. Teece. The beneficiaries of the Thomas and Mary Anne Jorde Irrevocable Life Insurance Trust dated April 11, 1994 are the two sons of Thomas and Mary Anne Jorde. Dr. Teece disclaims beneficial ownership of these shares, including shares subject to underlying options, except to the extent of his pecuniary interest therein.

(3)
Includes 468,750 shares of common stock underlying the performance options granted to each of Dr. Teece and Mr. Kaplan in October 2001 that became fully vested and exercisable in December 2003. See "Related party transactions—Performance stock option issuances."

(4)
Shares are held by Marvin A. Tenenbaum and Lynn Tenenbaum as joint tenants.

(5)
Shares are held by the Gaulke Family Trust, of which Mr. Gaulke and Judith A. Gaulke are trustees.

(6)
Mr. Liebeck is a partner of Thoma Cressey Equity Partners, Inc., the general partner of TC Partners, the general partner of both Thoma Cressey Fund VII, L.P. and Thoma Cressey Friends Fund VII, L.P. Of the shares attributed to Mr. Liebeck 4,960,023 are owned by Thoma Cressey Fund VII, L.P. and 77,478 are owned by Thoma Cressey Friends Fund VII, L.P. Mr. Liebeck disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Liebeck's address is c/o Thoma Cressey Equity Partners, Inc., One Embarcadero Center, Suite 2930, San Francisco, California, 94111.TCEP/LECG Funding Corporation, a Delaware corporation, is wholly owned by Thoma Cressey Fund VII, L.P. and Thoma Cressey Friends Fund VII, L.P. The affairs of TCEP/LECG Funding Corporation, including but not limited to the voting and investment control over the shares of LECG owned by TCEP/LECG Funding Corporation, are managed by the corporation's board of directors. The board of directors of TCEP/LECG Funding Corporation is currently comprised of William W. Liebeck (one of our directors), D. Jeanne Plessinger and Carl D. Thoma, none of whom individually possesses voting or dispositive power over the shares. In addition, Mr. Liebeck is the President of TCEP/LECG Funding Corporation. Mr. Liebeck disclaims beneficial ownership of these shares, except to the extent of his precuniary interest therein. The address of TCEP/LECG Funding Corporation is c/o Thoma Cressey Equity Partners, Inc., One Embarcadero Center, Suite 2930, San Francisco, California 94111. Includes 5,900 shares owned individually by Mr. Liebeck.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We describe below transactions and series of similar transactions, during our last fiscal year, to which we were a party or will be a party, in which:

  •
  the amounts involved exceeded or will exceed $60,000; and

  •
  a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

 We also describe below certain other transactions with our directors, executive officers and stockholders.

GENERAL

 In our ordinary course of business, we enter into transactions with some of our directors and officers. We believe that each of these transactions has been on terms no less favorable for us than we could have obtained in a transaction with an independent third party.

EXPERT AND SENIOR MANAGEMENT AGREEMENTS

 We are party to expert agreements with Walter H.A. Vandaele, a director, David T. Scheffman, a director, David J. Teece, our Chairman of the Board, and David P. Kaplan, a director and our President. These agreements are terminable at will by either party and do not contain restrictions on competition after termination. Pursuant to these agreements, these experts provide expert services on our behalf in consideration for a cash payment generally equal to the sum of the amount of fees collected by us for the hours billed by this person and a percentage (up to 14%) of staff fees collected by us on projects secured by this person. We are also required to pay to Mr. Kaplan $58,333 per month, and collected fees for billings and projects secured by Mr. Kaplan will be deducted against this amount; we are required to pay to Dr. Vandaele $500,000 per year, and collected fees for billings and projects secured by Dr. Vandaele are deducted against this amount; and we are required to pay Dr. Scheffman $20,000 per month, and collected fees for billings and projects secured by Dr. Scheffman are deducted against this amount. In addition, Dr. Scheffman received a $1.0 million sign-on bonus payable in two installments.

 In September 2000, we entered into a senior management agreement with David J. Teece, our Chairman of the Board, providing for among other things, Dr. Teece's compensation as an expert and our Chairman of the Board. Dr. Teece's base annualized salary as our Chairman of the Board was $175,000 for the six month period starting January 1, 2003 and ending June 30, 2003 and increased to $225,000 for the six month period starting July 1, 2003 and ending December 31, 2003. In addition, Dr. Teece met the criteria for a performance bonus of $354,840 based on LECG achieving specified revenue and earnings before equity-based compensation charges, interest, taxes, depreciation and amortization ("EBITDA") targets for 2003. Dr. Teece's agreement recognizes that his time availability and commitment to us must accommodate his position as a part-time faculty member at the University of California at Berkeley, and the University's regulations regarding conflict of commitment. Dr. Teece is not required to spend more than 50% of his business or professional time on our affairs or provide services on engagements. In addition, Dr. Teece is entitled to $500,000 related to services he rendered in connection with our September 29, 2000 management buyout. Such amount has been earned by Dr. Teece and is not contingent on his continued employment with LECG. Accordingly, $500,000 was expensed in the fiscal period ended December 31, 2000. Such amount was paid in February 2004, as the criteria of achieving at least $20.0 million of EBITDA in any fiscal year was met in 2003. The $500,000 due to Dr. Teece had been accruing interest at a rate of 10% per year since September 29, 2000 until paid. We are obligated to provide him with two executive assistants at our expense. The senior management agreement does not have a specified term and is terminable at will. If Dr. Teece's services as the Chairman of the Board are terminated by us without cause, Dr. Teece will be entitled to severance payments for a six-month period following termination at his then annual base salary rate, which period may be extended by an additional six months in exchange for a six-month extension of the non-competition covenants of Dr. Teece. Dr. Teece is generally prohibited from managing or controlling a competitive business to ours that has annual revenues greater than $5.0 million during the twelve-month period following his termination, which period is reduced to six months in the event he is terminated by us without cause; however, Dr. Teece may act as an expert in a non-managerial control position. In addition, Dr. Teece is prohibited from soliciting certain of our clients and staff during the twelve-month period following his termination.

 In September 2000, we entered into a senior management agreement with David P. Kaplan, our President. In September 2003, we entered into an amended and restated senior management agreement with Mr. Kaplan, providing for among other things, Mr. Kaplan's compensation as an expert, as previously described, and as our President. Mr. Kaplan's base annualized salary as our President was $175,000 for the six-month period starting January 1, 2003 and ending June 30, 2003 and increased to $225,000 for the six month period starting July 1, 2003 and ending December 31, 2003. In addition, Mr. Kaplan met the criteria for a performance bonuses of $354,840 based on LECG achieving specified revenue and earnings before equity-based compensation charges, interest, taxes, depreciation and amortization ("EBITDA") targets for 2003. In addition, Mr. Kaplan is entitled to $250,000 related to services he rendered in connection with our September 29, 2000 management buyout. Such amount has been earned by Mr. Kaplan and is not contingent on his continued employment with LECG. Accordingly, $250,000 was expensed in the fiscal period ended December 31, 2000. Such amount was paid in February 2004, as the criteria of achieving at least $20.0 million of EBITDA in any fiscal year was met in 2003. The $250,000 due to Mr. Kaplan had been accruing interest at a rate of 10% per year since September 29, 2000 until paid. Mr. Kaplan is also eligible for benefits generally available to our other executive and managerial employees, and we are obligated to provide him with one executive assistant at our expense. The senior management agreement does not have a specified term and is terminable at will. If Mr. Kaplan's services as the President are terminated by us without cause, Mr. Kaplan will be entitled to severance payments totaling $250,000 payable over a 12-month period following termination. Mr. Kaplan is generally prohibited from managing or controlling a competitive business to ours that has annual revenues greater than $5.0 million during the twelve-month period following his termination; however, Mr. Kaplan may act as an expert in a non-managerial control position. In addition, Mr. Kaplan is prohibited from soliciting certain of our clients and staff during the twelve-month period following his termination.

 Pursuant to their respective agreements, we paid Dr. Teece, Mr. Kaplan, Dr. Scheffman and Dr. Vandaele, each of whom is a director and in the case of Dr. Teece and Mr. Kaplan, executive officers, $1,800,385, $2,211,336, $191,308 and $1,647,026, respectively, during 2003 for expert services and project origination fees.

OTHER AGREEMENTS

 Pursuant to an agreement with David Teece, our Chairman of the Board, we pay the project origination fees otherwise owing to Dr. Teece to Enterprise Research, Inc., a corporation in which Dr. Teece has a 40% equity position. In identifying the compensation paid to Dr. Teece during 2003, we have included the $1,008,188 amounts paid to this corporation for project origination fees, representing the contractual percentage (typically 14%) applied to professional staff revenue recognized on engagements secured by the expert.

COMMON STOCK ISSUANCES PURSUANT TO BUY-SELL AGREEMENT

 We and some of our stockholders are parties to a buy-sell agreement, effective as of September 29, 2000, which provides, in part, that we as well as certain stockholders have the right to repurchase the unvested shares of restricted common stock issued under the buy-sell agreement at original cost if one or more specified conditions were met. The repurchase provision with respect to vested shares was terminated upon the conversion from an LLC to a C corporation and the completion of the initial public offering. The vesting restrictions on the common stock issued under the buy-sell agreement and the repurchase provision for unvested shares remain in effect. The following directors and executive officers are parties to the buy-sell agreement: David J. Teece, David P. Kaplan, J. Geoffrey Colton, Marvin A. Tenenbaum and Walter H. A. Vandaele.

 In October 2000, we issued to each of David J. Teece, our Chairman of the Board, and David P. Kaplan, our President, 525,000 shares of restricted common stock at a price of $0.01 per share. The shares of restricted common stock issued to Dr. Teece and Mr. Kaplan are subject to the buy-sell agreement. The buy-sell agreement provides that the shares owned by Dr. Teece and Mr. Kaplan are subject to a right of repurchase in our favor, which lapses (i) at a rate of 25% per year commencing on September 29, 2001 and on the next three anniversary dates thereafter subject to the continued services to us by Dr. Teece and Mr. Kaplan, with respect to 50% of the shares of common stock subject to the agreement, (ii) at a rate of 25% per year commencing on December 31, 2001 based upon the achievement of individual billing goals with respect to 25% of the shares subject to the agreement, and (iii) at a rate of 25% per year commencing on December 31, 2001, in the event we achieve our goals as stated in our annual business plan. All of the shares of common stock that have not been released from our repurchase option because goals were not achieved shall be released in full on January 16, 2005. In December 2002, our board of directors accelerated the vesting of 1,025,679 restricted common shares. Included in such acceleration was 328,125 shares for each of Dr. Teece and Mr. Kaplan. As of December 31, 2003, 525,000 shares owned by each of Dr. Teece and Mr. Kaplan are fully vested and no shares remain subject to our right of repurchase.

 In October 2000, we issued J. Geoffrey Colton, our Director of Finance, 23,438 shares of restricted common stock at a price of $0.01 per share. The shares of restricted common stock issued to Mr. Colton are subject to the buy-sell agreement. The buy-sell agreement provides that the shares owned by Mr. Colton are subject to a right of repurchase in our favor, which lapses at a rate of 25% per year commencing on September 30, 2001 and on the next three anniversary dates thereafter, subject to Mr. Colton's continued services to us on these dates. As of December 31, 2003, 17,578 shares owned by Mr. Colton are fully vested and 5,860 shares remain subject to our right of repurchase.

 In October 2000, we issued Walter H.A. Vandaele, a director, 37,500 shares of restricted common stock at a price of $0.01 per share. The shares of restricted common stock issued to Dr. Vandaele are subject to the buy-sell agreement. The buy-sell agreement provides that the shares owned by Dr. Vandaele are subject to a right of repurchase in our favor, which lapses at a rate of 25% per year commencing on September 30, 2001 and on the next three anniversary dates thereafter, subject to Dr. Vandaele's continued services to us on these dates. As of December 31, 2003, 28,125 shares owned by Dr. Vandaele are fully vested and 9,375 shares remain subject to our right of repurchase.

PERFORMANCE STOCK OPTION ISSUANCES

 In October 2001, we issued David J. Teece, our Chairman of the Board, and David P. Kaplan, our President, options to purchase 468,750 shares of our common stock, respectively, at an exercise price of $5.33 per unit. The options have a 7-year cliff vesting period subject to acceleration upon the occurrence of certain events. Specifically, the options fully vest and become immediately exercisable before the 7th year anniversary of the grant date if the holders of our Redeemable Class A preferred units achieve the minimum return threshold, which is equal to four times the aggregate purchase price paid by the holders of our Redeemable Class A preferred units for both Redeemable Class A preferred units and common units that were originally issued in September and October 2000. The holders of our Redeemable Class A preferred units will have achieved the minimum return threshold if any of the following occurs: the total amount of all dividends on the Redeemable Class A preferred units that have accrued at a rate of 8% per annum, compounded quarterly, from the date of issuance together with any dividends on the common units and other distributions to common unitholders equals the minimum return threshold; or the total amount received by the holders of Redeemable Class A preferred units in a sale or exchange of the Redeemable Class A preferred units and common units equals the minimum return threshold; or the sum of (i) the amount received by the holders of Redeemable Class A preferred units pursuant to a mandatory redemption of the Redeemable Class A preferred units in connection with and immediately following an initial public offering, plus (ii) the average closing price of our common stock over a period of twenty consecutive trading days following an initial public offering multiplied by the total number of shares of common stock held by the holders of Redeemable Class A preferred units equals the minimum return threshold; or the combined value of (i) the dividends and distributions, and (ii) the amount received in a sale or exchange and/or the amount received in an initial public offering as described above, equals the minimum return threshold.

 Pursuant to the terms of these options, each such option became fully exercisable in December 2003.

OTHER RECENT STOCK OPTION GRANTS

 In 2003, the board of directors granted additional options to certain of our executive officers and directors to purchase an aggregate of 440,625 shares of our common stock at an exercise price of $16.00 per share and 9,375 shares at an exercise price of $20.65 per share. These grants included options to purchase 46,875 shares to David J. Teece, our Chairman of the Board, 46,875 shares to David P. Kaplan, our President and a member of our board of directors, 59,375 and 9,375 shares with an exercise price of $16.00 and 20.65, respectively to John C. Burke, our Chief Financial Officer, 31,250 shares to Gary S. Yellin, our Chief Accounting Officer, 15,625 shares to Marvin A. Tenenbaum, our Vice President, General Counsel and Secretary, 9,375 shares to Tina M. Bussone, our Director of Administration, 15,625 shares each to Michael Gaulke, Michael Jeffery, William Spencer and Ruth M. Richardson, members of our board of directors, and 43,750 shares to Walter H.A. Vandaele, a member of our board of directors. The options granted have four and five year vesting terms.

ACCELERATED VESTING OF STOCK OPTIONS AND SHARES OF RESTRICTED STOCK

 In December 2002, the board of directors authorized the acceleration of the vesting of 846,792 stock options held by 45 experts, including 82,031, 49,805 and 13,673 stock options held by Dr. Teece, Mr. Kaplan and Dr. Vandaele, respectively. In December 2002, the board of directors authorized the acceleration of the vesting of 1,025,679 shares of restricted stock held by 17 experts, including 328,125 and 328,125 shares of restricted stock held by Dr. Teece and Mr. Kaplan, respectively. These accelerated options and restricted shares are subject to a lock-up agreement under which the shares underlying the options and the restricted shares cannot be sold until such time as the options and restricted shares would have otherwise vested absent the acceleration.

COMMON UNIT AND PREFERRED UNIT ISSUANCES

 Prior to our initial public offering, there was a series of integrated reorganization transactions, including an equity exchange transaction by the members of LECG Holding Company, LLC. Upon the effectiveness of the equity exchange transaction, 1.6 outstanding common units of LECG Holding Company were exchanged for 1.0 share of common stock of LECG Corporation. In addition, each Redeemable Class A preferred unit was redeemed subsequent to the initial public offering at the rate of $1,000 per unit, which is the original stated value of each such unit pursuant to the terms established on the date of issuance. The participants in these transactions included persons who at that time were executive officers, directors or as a result of the transaction became holders of more than 5% of our securities and their affiliated entities.

PREFERRED CLASS A REDEMPTION AND PAYMENT OF PREVIOUSLY TAXED EARNINGS OF LECG HOLDING COMPANY, LLC

 Following our initial public offering, we used $40.7 million of the proceeds of the offering to redeem all preferred Class A units and $11.1 million to pay a portion of the amount due for previously taxed earnings ("PTI") of the LLC (see Item 5 "Use of Proceeds"). The following represents amounts paid to executive officers and affiliates for their portion of PTI and to redeem their preferred shares:

Investor	Redeemable Class A preferred units including accrued dividend shares	Redemption payment	PTI payment
TCEP/LECG Funding Corporation(1)	19,776.984	$19,776,984	$4,308,568
LECG Investment LLC	3,827.802	$3,827,802	$833,917
David J. Teece	3,946.917(2)	$3,946,917	$1,431,023
David P. Kaplan	1,274.75	$1,274,750	$683,427
J. Geoffrey Colton	110.416	$110,416	$44,102
Walter H.A. Vandaele	1,275.933	$1,275,933	$310,046
Marvin A. Tenenbaum	63.796	$63,796	$13,899

(1)
William W. Liebeck, one of our directors, was the President and a member of the board of directors of TCEP/LECG Funding Corporation, a Delaware corporation, at the time of this financing. At the time of the financing, TCEP/LECG Funding Corporation was wholly owned by Thoma Cressey Fund VII, L.P. and Thoma Cressey Friends Fund VII, L.P.
(2)
Includes 1,275.930 Redeemable Class A preferred units purchased by Norman Laboe as Trustee of Teece Irrevocable Trust No. 3 U/A/D 10-14-97 and accrued dividends on such shares as of the date of redemption, and 2,670.987 Redeemable Class A preferred units purchased by David J. Teece and accrued dividends on such shares as of the date of redemption.

INDEMNIFICATION AGREEMENTS OF OFFICERS AND DIRECTORS

 Our amended and restated certificate of incorporation and our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have indemnification agreements for our directors and officers.

LOAN GUARANTY

 In June 2002, we entered into an amendment to our credit agreement with our lenders and borrowed an additional $5.0 million under our existing term loan. Thoma Cressey Fund VII, L.P., the principal parent of TCEP/LECG Funding Corporation and our largest stockholder following the consummation of this offering, guaranteed our obligations up to $5.0 million for the benefit of our lenders and the administrative agent under the loan with respect to our borrowing of additional $5.0 million. Dr. Teece, our Chairman, guaranteed our obligations up to $2.5 million, for the benefit of Thoma Cressey Fund VII, L.P. with respect to our borrowing of additional $5.0 million. We reimbursed Thoma Cressey Fund VII, L.P. and Dr. Teece $37,000 for all legal expenses incurred by them associated with the guarantees and the related transactions. In addition, we paid a commitment fee of $400,000 to Thoma Cressey Fund VII, L.P., of which $200,000 was required to be paid to Dr. Teece by Thoma Cressey Fund VII, L.P. In March 2003, we amended and restated our credit facilities with our lenders, and the guarantees are no longer in effect.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Audit Committee has appointed Deloitte & Touche LLP as LECG's independent auditors for the year ended December 31, 2004. The following table presents the fees paid or accrued by LECG for the audit and other services provided by Deloitte & Touche LLP for the year ended December 31, 2003 (in thousands):

2003
Audit Fees(1)	$932
Audit-Related Fees(2)	10
Tax Fees(3)
Tax Compliance	559
Tax Advice	56
All Other Fees(4)	—

Total Fees	$1,557

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with the Company's initial public offering and related registration statement.

(2)
Audit-related fees consist primarily of fees for services performed in connection with acquisitions.

(3)
Fees related to tax compliance are primarily for federal and states' filing requirements for LECG Holding Company, LLC. Fees for tax advice consisted of assistance with matters related to certain foreign and domestic tax issues.

(4)
There were no other services performed by Deloitte & Touche LLP.

 Audit Committee pre-approval policy.    Prior to the initiation of any audit related or non-audit related service, the Audit Committee is presented with a proposal for such service and an estimate of the fees for pre-approval. In the event the scope of the work requires change from the initial proposal, the modified proposal is presented to the Audit Committee for pre-approval. The requests for pre-approvals are presented to the Audit Committee at the time of the committee's regularly scheduled meetings, or on an as-needed basis. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit related and non-audit related services to be performed by LECG's independent auditors and associated fees on an as-needed basis. Such pre-approvals are reported to the full Audit Committee at its next regularly scheduled meeting. Subsequent to the Company's initial public offering on November 13, 2003, the Audit Committee has pre-approved 100% of audit related and non-audit related services by LECG's independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY

INDEPENDENT AUDITORS' REPORT

 To the Board of Directors and Shareholders
LECG Corporation:

 We have audited the consolidated balance sheets of LECG Corporation and subsidiary, as of December 31, 2002 and 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LECG Corporation and subsidiary as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

 As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

 /s/ DELOITTE & TOUCHE LLP

 San Francisco, California

 March 22, 2004

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$2,576	$67,177
Accounts receivable, net of allowance of $315 and $482 respectively	35,833	46,708
Prepaid expenses	1,817	2,708
Deferred taxes	—	9,802
Other	2,392	3,868

Total current assets	42,618	130,263
Property and equipment, net	6,137	4,506
Goodwill	22,542	23,976
Other intangible assets	1,150	533
Other assets	3,249	3,864

Total assets	$75,696	$163,142

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other accrued liabilities	$4,624	$5,733
Accrued compensation	24,270	29,270
Revolving credit facility	1,500	—
Current portion of long-term debt	3,750	—
Deferred revenue	1,193	732
Distributions payable	—	3,398

Total current liabilities	35,337	39,133
Long-term debt	15,050
Other long-term liabilities	941	22
Redeemable Class A preferred units, no par value; 38,001 and 0 units authorized, issued and outstanding at December 31, 2002 and 2003, respectively	33,000	—
Preferred stock, $.001 par value, 5,000,000 shares authorized, none outstanding
Shareholders' equity (deficit):
Common units, no par value, 12,775,030 units authorized, issued and outstanding at December 31, 2002	31,228	—
Common stock, $.001 par value, 200,000,000 shares authorized, 21,693,156 shares issued and outstanding at December 31, 2003	—	22
Additional paid-in capital	—	113,326
Receivable from shareholder	(290)	(290)
Deferred equity compensation	(1,280)	(2,193)
Accumulated other comprehensive gain (loss)	(129)	510
Retained earnings (accumulated deficit)	(38,161)	12,612

Total shareholders' equity (deficit)	(8,632)	123,987

Total liabilities and shareholders' equity	$75,696	$163,142

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year End December 31,
	2001	2002	2003
Revenues	$100,735	$133,704	$165,594
Cost of services:
Compensation and project costs	(69,032)	(90,083)	(110,634)
Equity-based compensation	(6,735)	(16,645)	(1,754)

Total cost of services	(75,767)	(106,728)	(112,388)

Gross profit	24,968	26,976	53,206
Operating expenses:
General and administrative expenses	(22,953)	(28,914)	(29,292)
Depreciation and amortization	(7,802)	(3,737)	(4,801)
Costs of postponed equity offering	—	(3,500)	—

Operating income (loss)	(5,787)	(9,175)	19,113
Interest income	125	42	103
Interest expense	(2,372)	(3,188)	(2,620)
Other income (expense), net	(384)	257	466

Income before income tax benefit	(8,418)	(12,064)	17,062
Income tax benefit	—	—	9,613

Net income (loss)	(8,418)	(12,064)	26,675
Accrued preferred dividends and accretion of preferred units	(3,251)	(3,692)	(7,712)

Net income (loss) attributable to common shares	$(11,669)	$(15,756)	$18,963

Net income (loss) per share:
Basic	$(1.11)	$(1.41)	$1.39
Diluted	$(1.11)	$(1.41)	$1.17
Shares used in calculating net income (loss) per share:
Basic	10,477,660	11,168,563	13,673,875
Diluted	10,477,660	11,168,563	16,261,216

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

	Common Units					Accumulated other comprehensive income (loss)
			Accumulated Deficit	Receivable from unitholders	Deferred equity compensation		Total shareholders' deficit	Total comprehensive income (loss)
	Units	Amount
Balance at December 31, 2000	12,835,987	$7,049	$(7,675)	$(19)	$(667)	$5	$(1,307)
Decrease in receivable from unitholder	—	—	—	5	—	—	5
Deferred equity compensation	—	688	—	—	(688)	—	—
Equity compensation	—	6,430	—	—	207	—	6,637
Preferred dividends	—	—	(2,609)	—	—	—	(2,609)
Accretion of preferred units	—	—	(642)	—	—	—	(642)
Distribution to common unitholders	—	—	(200)	—	—	—	(200)
Repurchase of units	(154,219)	(28)	—	—	—	—	(28)
Interest receivable on unitholder loans	—	60	—	(60)	—	—	—
Net loss	—	—	(8,418)	—	—	—	(8,418)	$(8,418)
SFAS 133 transition adjustment	—	—	—	—	—	(257)	(257)
Amortization of transition adjustment	—	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	—	(40)	(40)	(40)

Total comprehensive loss	—	—	—	—	—	—	—	$(8,458)

Balance at December 31, 2001	12,681,768	14,199	(19,544)	(74)	(1,148)	(199)	(6,766)
Decrease (increase) in receivable from unitholder	—	—	—	(166)	—	—	(166)
Issuance of restricted units	62,500	280	—	—	—	—	280
Exercise of options	30,762	—	—	—	—	—	—
Cancel unvested options	—	—	—	—	—	—	—
Deferred equity compensation	—	4,753	—	—	(4,753)	—	—
Equity compensation	—	11,949	77	—	4,619	—	16,645
Preferred dividends	—	—	(2,894)	—	—	—	(2,894)
Accretion of preferred units	—	—	(875)	—	—	—	(875)
Distribution to common unitholders	—	—	(2,861)	—	—	—	(2,861)
Interest receivable on unitholder loans	—	50	—	(50)	—	—	—
Other	—	(3)	—	—	2	—	(1)
Net loss	—	—	(12,064)	—	—	—	(12,064)	$(12,064)
Amortization of transition adjustment	—	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	—	(23)	(23)	(23)

Total comprehensive loss	—	—	—	—	—	—	—	$(12,087)

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY

				Common Stock
	Common Units									Accumulated other comprehensive income (loss)
			Accumulated Deficit			Additional Paid In Capital	Retained earnings	Receivable from shareholder	Deferred equity compensation		Total Shareholders' equity	Total comprehensive income (loss)
	Units	Amount		Shares	Par Value
Balance at December 31, 2002	12,775,030	31,228	(38,161)		—	—	—	(290)	(1,280)	(129)	(8,632)
Deferred equity compensation	140,625	2,025	—		—	—	—	—	(2,025)	—	—
Equity compensation and other	(1,875)	67	—		—	598	—	(13)	1,112	—	1,764
Exercise of options	154,376	505	—		—	—	—	—	—	—	505
Preferred dividends	—	—	(2,712)		—	—	—	—	—	—	(2,712)
Preferred accretion	—	—	(5,001)		—	—	—	—	—	—	(5,001)
Distributions to common unitholders	—	—	(23,383)		—	—	—	—	—	—	(23,383)
Net income through November 13, 2003	—	—	14,063		—	—	—	—	—	—	14,063	$14,063
Conversion to C corporation	(13,068,156)	(33,825)	55,194	13,068,156	13	(21,382)	—	—	—	—	—
Proceeds from initial public offering, net	—	—	—	8,625,000	9	134,110	—	—	—	—	134,119
Decrease in shareholder receivable	—	—	—	—	—	—	—	13	—	—	13
Net income from November 13, 2003 to December 31, 2003	—	—	—	—	—	—	12,612	—	—	—	12,612	12,612
Amortization of transition adjustment	—	—	—	—	—	—	—	—	—	70	70
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	569	569	569

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$27,244

Balance at December 31, 2003	—	$—	$—	21,693,156	$22	$113,326	$12,612	$(290)	$(2,193)	$510	$123,987

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities
Net income (loss)	$(8,418)	$(12,064)	$26,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	—	—	(10,095)
Bad debt expense	150	315	482
Depreciation and amortization of property and equipment	2,122	2,742	2,945
Amortization of goodwill, deferred lease credits and other intangibles	5,863	995	1,856
Equity based compensation	6,735	16,645	1,754
Equity investment loss	—	—	51
Loss (gain) on sale of property and equipment	(32)	6	123
Interest rate swap expense (income)	396	(218)	(435)
Amortization of transition adjustment	(164)	93	70
Changes in assets and liabilities:
Accounts receivable	(4,556)	(5,956)	(11,388)
Other current assets	(275)	(1,081)	(2,403)
Accounts payable and other accrued liabilities	971	1,133	(495)
Accrued compensation	2,538	3,824	5,010
Deferred revenue	203	278	(193)
Other assets	—	(2,361)	669
Other liabilities	75	75	—

Net cash provided by (used in) operating activities	5,608	4,426	14,626

Cash flows from investing activities
Business acquisitions	(2,852)	(2,863)	(2,498)
Purchase of property and equipment	(3,196)	(2,102)	(1,349)
Proceeds on sale of property and equipment	100	1	2
Collection (payment) of security deposits on operating leases,	228	(121)	1
Other	—	—	(87)

Net cash used in investing activities	(5,720)	(5,085)	(3,931)

Cash flows from financing activities
Net proceeds from initial public offering acquisition costs	—	—	134,132
Repurchases of common units	(29)	—	(3)
Borrowings under long-term debt agreements	—	5,000	—
Borrowings under revolving credit facility	—	19,700	41,400
Repayments of long-term debt	(4,000)	(4,200)	(18,800)
Repayments under revolving credit facility	—	(18,200)	(42,900)
Payment of loan fees	—	(129)	(892)
Exercise of options	—	—	505
Redemption of preferred units	—	—	(40,713)
Receivables from unitholders	7	863	14
Distributions to common unitholders	(200)	(2,861)	(19,407)
Other	—	(1)	—

Net cash provided by (used in) financing activities	(4,222)	172	53,336

Effect of exchange rates on changes in cash	(40)	(23)	570

Increase (decrease) in cash and cash equivalents	(4,374)	(510)	64,601
Cash and cash equivalents, beginning of year	7,460	3,086	2,576

Cash and cash equivalents, end of year	$3,086	$2,576	$67,177

Supplemental disclosure
Cash paid for interest	$2,198	$1,958	$1,984

Cash paid for income taxes	$22	$45	$153

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Operations

 The accompanying consolidated financial statements include the accounts of LECG Corporation (formerly "LECG Holding Company, LLC") and its wholly owned subsidiary, LECG, LLC, (collectively, the "Company", "Companies" or "LECG"). The Companies were formed as a California limited liability company concurrent with the management buyout on September 29, 2000 of substantially all of the assets and certain assumed liabilities of LECG, Inc., a wholly owned subsidiary of Navigant Consulting Inc. In November 2003, the Company completed a merger and exchange transaction immediately prior to completing its initial public offering, in which ownership of LECG, LLC was transferred from LECG Holding Company, LLC to LECG Corporation.

 The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company's experts may be either employees of the Company or independent contractors. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, "experts") with the assistance of a professional support staff. These services are provided primarily in the United States from the Company's headquarters in Emeryville, California and its 16 other offices across the country. The Company also has international offices in Argentina, Australia, Canada, New Zealand, South Korea and the United Kingdom.

2.     Summary of Significant Accounting Policies

Principles of consolidation

 The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated.

Use of estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Fair value

 The carrying amount of cash, accounts receivable and accounts payable approximate their estimated fair values because of the short maturity of these financial instruments. The estimated fair value of the Company's long-term debt approximates its fair value due to the variable interest rate on the debt.

Cash and cash equivalents

 Cash and cash equivalents consist principally of money market funds.

Property and equipment

 Property and equipment is stated at cost, net of accumulated depreciation and amortization and includes costs of improvements to leased properties. Depreciation and amortization is computed using the straight-line method over the assets estimated useful life or the lesser of the estimated useful life or related lease term. Estimated useful lives generally range from 3-5 years for computer and telecommunication equipment, 5 years for furniture, fixtures and other equipment and 3 years for software.

 The Company's policy is to evaluate its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized would be measured as the difference between the related carrying amount and fair value. No such impairment has been recognized.

Goodwill

 Goodwill relates to the Company's business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment.

 The Company adopted the transition provisions of SFAS No. 141 on January 1, 2002. We determined that no amounts previously recognized as goodwill should be reallocated to intangible assets. Such determination was based upon the fact that the goodwill represented the intellectual capital of the acquired workforce and an acquired workforce may not be recognized as an intangible asset apart from goodwill. We also adopted SFAS No. 142 on January 1, 2002, with no goodwill impairment indicated. At that date, the Company stopped the amortization of goodwill, with net carrying value of $21,479,495, that had resulted from the purchases completed prior to the effective date of SFAS No. 142.

 The Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices. The business acquisitions have been integrated within the structure of the organization, are not separately distinguishable and do not represent separate reporting units. The Company performs its goodwill impairment test annually as of October 1 by using both a discounted cash flow approach as well as a market valuation based approach applying certain multiples derived from enterprise values of publicly traded comparable companies. It adopted October 1 as its date for performing its annual goodwill impairment test to allow sufficient time to schedule and perform the required valuation analysis and record any necessary goodwill impairment charges prior to its year-end. Based on the results of the test performed as of October 1, 2003, the Company concluded that goodwill was not impaired.

 The changes in the carrying amount of goodwill are as follows:

	Year ended December 31,
	2002	2003
Balance at beginning of year	$21,479,495	22,542,191
Goodwill acquired (see Note 3)	1,062,696	1,702,184
Other changes	—	(268,188)
Goodwill amortization	—	—

Balance at end of year	$22,542,191	$23,976,187

 Other changes represent the finalization of initial estimates related to certain assumed liabilities.

 The following table presents a reconciliation of net income (loss) had goodwill not been amortized pursuant to SFAS No. 142 (in thousands, except per unit information):

	Year ended December 31,
	2001	2002	2003
Net income (loss) available to common shares as reported	$(11,669)	$(15,756)	$18,963
Elimination of goodwill amortization	5,503	—	—

Adjusted net income (loss)	$(6,166)	$(15,756)	$18,963

Basic earnings (loss) per share:
Reported net income (loss) attributable to common shares	$(1.11)	$(1.41)	$1.39
Goodwill amortization	0.52	—	—

Adjusted basic net income (loss) attributable to common shares	$(0.59)	$(1.41)	$1.39

Diluted earnings (loss) per share:
Reported net income (loss) attributable to common shares	$(1.11)	$(1.41)	$1.17
Goodwill amortization	0.52	—	—

Adjusted diluted net income (loss) attributable to common shares	$(0.59)	$(1.41)	$1.17

Revenue recognition

 Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence. Revenues generated by experts who are employees and those who are independent contractors are presented on a gross basis.

 Revenues primarily arise from time and material contracts, which are recognized in the period in which the services are performed. The Company also enters into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and collectibility is reasonably assured, generally when our client has received payment as a result of services we performed under the contract. Costs incurred on contingent contracts are expensed in the period incurred. Revenues are also generated from fixed price contracts which are recognized as the agreed upon services are performed. Such revenues are not a material component of total revenues.

 Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

Revenues from independent contractor experts were approximately 11%, 9% and 7% in 2001, 2002 and 2003, respectively.

 A significant portion of the Company's revenues is generated by a small number of experts. Five experts accounted for approximately 28%, 24% and 19% of revenues in 2001, 2002 and 2003, respectively.

Deferred revenue

 Deferred revenue consists of retainers paid by customers to the Company. The amounts are recorded as revenue as services are rendered.

Cost of services

 Costs of services consists of compensation to experts, compensation of professional staff, project costs including reimbursable expenses and fees charged for outside services, equity-based compensation and signing bonuses.

 The majority of our experts' compensation is comprised of expert fees and project origination fees. Expert fees represent amounts earned by the experts based on their contractual percentage applied to revenues generated by their direct work in the period. Project origination fees represent the contractual percentage applied to professional staff revenue recognized on engagements secured by such experts. Expert fees and project origination fees are accrued in the period in which the associated revenue is recognized. Experts who are compensated under our variable compensation expert model also may receive a discretionary bonus each quarter. Such bonus is determined based upon 5% of such expert's total compensation each quarter, up to a maximum of $50,000 annually for each expert. The decision as to whether to pay this discretionary bonus is made on a quarterly basis. Our Board of Directors has delegated this quarterly decision to Dr. Teece, our Chairman and Mr. Kaplan, our President. Such discretionary bonuses included in costs of services were $1,516,226, $519,234 and $0 in 2001, 2002 and 2003, respectively. The remaining experts' compensation consists of salary and bonus. Signing bonuses, which represent supplemental payments to attract and retain certain key experts are deferred and amortized over the period for which they are recoverable from the individual expert, generally two to five years. Deferred signing bonuses included in current assets and other assets were $3,516,860 and $4,140,117 at December 31, 2002 and 2003, respectively.

Income taxes

 In connection with the Company's initial public offering, the Company became a C Corporation subject to federal and state income taxes. The Company accounts for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities were recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized.

 Prior to the merger on November 13, 2003 of LECG Holdings, LLC operated as a limited liability company ("LLC"). As an LLC, LECG's income or losses were "passed through" to its owners who were liable for any related income taxes. LECG was subject to an $800 minimum tax and a tax based on total revenues of the Company by the State of California and also certain income taxes related to foreign jurisdictions. Accordingly, general and administrative expenses include $22,487 and $45,174 of California taxes in the accompanying consolidated financial statements for 2001 and 2002, respectively.

For 2001, 2002 and 2003, the Company distributed $200,000, $2,861,000 and $8,283,000, respectively, to common unitholders towards the payment of tax obligations.

Concentration of credit risk

 The Company's accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company performs a credit evaluation of each of its clients to minimize its collectibility risk and has not required collateral or other security from its clients.

 The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year ended December 31,
	2001	2002	2003
Balance at beginning of year	$379	$150	$315
Charged to costs and expenses	150	315	482
Amounts written off	(379)	(150)	(315)

Balance at end of year	$150	$315	$482

Equity-based compensation

 The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company's shares at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

 SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method since the Company's inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. If the computed values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards, net loss (based upon the weighted average assumptions described in Note 7) would have been (in thousands, except per unit information):

	Year ended December 31,
	2001	2002	2003
Net income (loss) attributed to common shareholders as reported	$(11,669)	$(15,756)	$18,963
Add: equity-based employee compensation expense included in net loss	34	2,085	1,754
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards	(146)	(5,043)	(7,491)

Pro forma net income (loss)	$(11,781)	$(18,714)	$13,226

Basic earnings (loss) per unit:
Net income (loss) attributable to common shares—as reported	$(1.11)	$(1.41)	$1.39
Net adjustment for fair value based method	(0.01)	(0.27)	(0.42)

Net income (loss) attributable to common shares—pro forma	$(1.12)	$(1.68)	$0.97
Diluted earnings (loss) per unit:
Net income (loss) attributable to common shares—as reported	$(1.11)	$(1.41)	$1.17
Net adjustment for fair value based method	(0.01)	(0.27)	(0.36)
Net income (loss) attributable to common shares—pro forma	$(1.12)	$(1.68)	$0.81

Net income (loss) per share and share amounts

 Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of options, are included in the diluted net income (loss) per common share calculation to the extent these shares are dilutive.

 The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted earnings per share computations:

	Year ended December 31,
	2001	2002	2003
Net income (loss) attributable to common unitholders	$(11,669)	$(15,756)	$18,963
Weighted average shares outstanding:
Basic	10,477,660	11,168,563	13,673,875
Effect of dilutive stock options	—	—	2,587,341

Diluted	10,477,660	11,168,563	16,261,216
Net income (loss) per share:
Basic	$(1.11)	$(1.41)	$1.39
Diluted	$(1.11)	$(1.41)	$1.17

 The following shares were excluded from the calculation of diluted net income (loss) per share for 2001, 2002 and 2003, as these shares were antidilutive; 2.6 million, 4.1 million and 0.7 million, respectively.

Foreign currency translation

 Assets and liabilities of the Company's non-US subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in accumulated other comprehensive income (loss) within Common shareholders' equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income (loss) for the period in which exchange rates change.

Comprehensive income (loss)

 Comprehensive income (loss) represents net income (loss) plus other comprehensive income (loss) resulting from changes in foreign currency translation.

Derivative instruments

 Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, derivatives are recorded on the balance sheet at fair value. The Company had an $11,000,000 principal interest rate swap that expired on September 30, 2003 (see Note 5). Such swap was entered into to convert variable interest payments to fixed payments at 6.64%, thus protecting the Company against interest rate increases. The swap was not designated as a hedge because the documentation requirements were not met. The Company does not hold or issue derivative financial instruments for trading purposes.

 The estimated fair value of the interest rate swap is based on quoted market prices. The estimated fair value at January 1, 2001, a liability of $256,965, was recorded as a transition adjustment to other comprehensive income and is amortized into expense over the life of the related debt. Changes in the fair value of the interest rate swap are included in other income (expense). The fair value of the interest rate swap agreement included in accounts payable and other accrued liabilities at December 31, 2002 was $434,789.

Segment reporting

 SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates as one business segment. Revenues attributable to international activities are $5,085,603, $6,825,850 and $15,158,712 for the years ended December 31, 2001, 2002 and 2003, respectively. Total long-lived assets of our non-US subsidiaries is not significant.

3.     Business Acquisitions

 Goodwill recognized as a result of our LECG, Inc. (see Note 1) and other acquisitions was attributable to the intellectual capital of the respective acquired workforce. The acquired businesses consisted almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals. Therefore, in each acquisition, the excess of purchase price over the net tangible and intangible assets acquired was attributed to the value of the acquired assembled workforce. The acquired assembled workforce is treated as goodwill under SFAS No. 141. The goodwill was considered to be "enterprise" goodwill, as the Company determined there was only one reporting unit for the Company.

 In March 2001, the Company acquired 10 experts and 22 professional staff from an unrelated consulting firm for its environmental consulting group in exchange for a $2,000,000 payment and a promise to pay an additional amount based on the number of such employees retained as of June 30, 2002. Additional payments totaling approximately $845,000 were made in 2002. The total purchase price of $2,845,000 was recorded as goodwill as of December 31, 2001.

 In June 2002, the Company acquired 10 experts and 25 professional staff who were formerly partners or employees of Arthur Andersen LLP for its environmental claims consulting group. In connection with this transaction, the Company paid Arthur Andersen LLP $2,863,000; $1,063,000 was allocated to goodwill and $1,800,000 was allocated to an intangible asset representing Arthur Andersen LLP's agreement to release its claims to any future payments received by the Company for various ongoing projects. The intangible asset is being amortized over an 18-month period; $650,000 was amortized in 2002 and $1,150,000 was amortized in 2003. In addition, the Company paid or committed to pay $597,000 in signing bonuses to the recruited group. The signing bonuses are being amortized over the period during which they could be recovered from the employee if he or she left LECG, which resulted in amortization of $87,000 and $145,000 in 2002 and 2003, respectively, and is expected to result in amortization of $136,750 in each of 2004, 2005 and $57,188 in 2006.

 In August 2003, the Company acquired the business and certain assets formerly owned by the Center for Forensic Economic Studies ("CFES"). Four of the five experts (shareholders) and 10 professional staff, have become employees of the Company. The purchase price was as follows:

  •
  $2,400,000 in cash at closing; and

  •
  $1,600,000 in annual cash payments in 2004 through 2007, based upon achievement of certain revenue and earnings targets.

 The net purchase price, including transaction costs of approximately $98,000, was allocated to tangible and intangible assets. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. The allocation of the purchase price of $2,498,000 resulted in property and equipment of $96,000, customer-related intangible assets of $600,000 (18-month amortization), rights to license software under development of $100,000 and goodwill of $1,702,000.

 Additional goodwill will be recorded in subsequent years if the performance targets are met.

 In addition, in connection with the acquisition, the Company agreed to:

  •
  make annual cash payments of $500,000 in 2004 through 2007 based upon achievement of certain revenue and earnings targets, subject to continued employment of the four experts; and

  •
  issue 140,625 restricted shares (valued at a fair market value of $14.40 per share) that vest over 5 years, subject to continued employment of the four experts.

 The Company will record compensation expense, in future years, based upon continued employment of the individuals when earned.

4.     Property and Equipment

 Property and equipment consists of the following (in thousands):

	December 31,
	2002	2003
Computer and telecommunication equipment	$4,660	$4,878
Furniture, fixtures and other equipment	3,870	4,396
Software	1,722	2,091
Leasehold improvements	1,205	1,255

Total	11,457	12,620
Less: accumulated depreciation and amortization	(5,320)	(8,114)

Total	$6,137	$4,506

5.     Borrowing Arrangements

Revolving credit facility

 As of December 31, 2003, the Company's revolving credit facility provides for maximum borrowings of $18,000,000, of which $2,000,000 are available for letters of credit. Borrowings and letters of credit under this facility are limited to 80% of eligible receivables. The revolving credit facility is due March 31, 2006. As of December 31, 2003, the Company had no outstanding borrowings on this facility. The Company has a letter of credit outstanding in the amount of $426,780. The rate in effect for the revolving credit facility at December 31, 2003 was 4.75%.

 Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. Interest is due quarterly at the banks' Base Rates or LIBOR, plus an Applicable Margin, as defined and the revolving credit facility contains certain restrictive covenants including the maintenance of minimum financial ratios and restrictions related to levels of capital expenditures, acquisitions and distributions to unitholders.

 The Company repaid the outstanding balance of $15,500,000 of its term loan in December 2003. Consequently, $412,000 of unamortized loan fees were recognized as interest expense.

 As of December 31, 2002, the Company had a Credit Agreement with a lender group comprised of two banks. This agreement included a revolving credit facility, a letter of credit facility, and a term loan facility as described below.

Revolving credit facility

 The revolving credit facility provided for maximum revolving credit borrowings of $5,000,000, subject to certain levels of letter of credit commitments. The balance outstanding on this revolving credit facility was $1,500,000 at December 31, 2002. The rate in effect for the revolving credit facility at December 31, 2002 was 6.00%. All amounts under this facility were repaid on March 13, 2003.

Letter of credit facility

 The letter of credit facility provided for letters of credit to a maximum of $500,000 limited to the extent such letters of credit would not cause the Company to exceed the limits of its revolving credit facility. The Company had a letter of credit outstanding as of December 31, 2002 in the amount of $426,780 in lieu of a deposit for the rental of office space.

Term loan facility

 The term loan facility, as amended, provided for total borrowings of $27,000,000. The balance as of December 31, 2002 was $18,800,000. Borrowings under these facilities were collateralized by substantially all of the assets of the Company with interest due quarterly at the banks' Base Rates or LIBOR, plus an Applicable Margin, as defined. The rate in effect for the term borrowings as of December 31, 2002 (except as described below) was 6.00%. All amounts under this facility were repaid on November 13, 2003.

Interest rate swap

 The Company entered into an $11,000,000 principal interest rate swap that effectively converted the floating rate LIBOR based payments to fixed payments at 6.64%. This agreement expired in September 2003.

Debt covenants

 Under the Credit Agreement, the Company was required to comply with certain restrictive covenants including the maintenance of certain financial ratios and levels of earnings and restrictions related to levels of capital expenditures, acquisitions and distributions to shareholders. The Company was in compliance with the financial covenants in 2002.

6.     Redeemable Class A Preferred Units and Common Shares

Redemption of preferred units

 In 2000, the Company sold investment units, each consisting of a combination of Redeemable Class A Preferred ("Preferred") and Common units of ownership interest at a ratio of 326.1 Common units for each unit of Preferred. In total, the Company realized related proceeds of $31,102,873 (net of $805,229 of equity issuance costs) and issued 31,797 Preferred and 10,370,128 Common units. On a per unit basis, the Preferred and Common units were issued with stated values of $1,000 and $0.01, respectively and were recorded at their estimated fair values of $815 and $0.58, respectively. The Company was accreting the Preferred units to their stated value with corresponding reductions in accumulated deficit over the period ending December 31, 2005. When combined with the preferred unit 8% cumulative annual dividend, this accretion results in an effective annual preferred unit yield of 12.6%. In November 2003, following the Company's initial public offering and in accordance with the redemption terms of the Preferred units, the Company paid $40,712,619 to Preferred unitholders to redeem all of the outstanding and accrued Preferred units.

Distributions to unitholders

 The Company also paid $11,123,723 in 2003 of previously taxed income ("PTI") of LECG Holdings LLC to common unitholders of record on November 13, 2003. The final PTI distribution of approximately $3.0 million is expected to be paid in 2004, as well as an additional $1.3 million for estimated taxes of the LLC for the period from January 1 to November 13, 2003.

Common shareholders

 Common shareholders have voting rights entitling them to one vote for each share held of record on all matters submitted to a vote of the shareholders.

7.     Equity-Based Compensation

Equity-based compensation expense

 The Company records equity-based compensation related to certain restricted common shares and non-qualified options, both of which have vesting criteria based on either time, performance or both, as well as common shares issued in exchange for non-recourse notes. Equity-based compensation expense was as follows (in thousands):

	Year ended December 31,
	2001	2002	2003
Options
Employees—time and performance vesting	$34	$806	$315
Employees—accelerated vesting	—	986	585
Non-employees—time and performance vesting	1,659	2,432	25
Non-Employees—accelerated vesting		2,264	—
Restricted common shares:
Employees—time and performance vesting	172	1,058	242
Employees—accelerated vesting	—	1,981	—
Non-employees—time and performance vesting	3,298	2,817	5
Non-Employees—accelerated vesting	—	2,337	—
Common shares issued in exchange for non-recourse notes	1,572	1,964	582

Total equity based compensation expense	$6,735	$16,645	$1,754

 The Company accounted for the December 2002 acceleration of vesting of options granted to employees and restricted shares issued to employees subject to vesting, discussed below, in accordance with APB 25, which provides that any measured compensation cost from an award should be recognized as an expense over the periods in which the employee performs the services to earn the award. Accordingly, the effect of the acceleration was to expense in December 2002 the unamortized deferred compensation related to the options and restricted shares, since no further services will be required to earn the award.

 In addition, in accordance with FIN 44, "Accounting for Certain Transactions involving Stock Compensation," the modification to accelerate the vesting of a fixed award effectively results in the renewal for that award if, after the modification, an employee is able to exercise an award that, under the original terms, would have expired unexercisable. Accordingly, in the event that an employee terminates prior to the time that the options or restricted units would have vested under the original terms, the Company will incur additional compensation expense based on the intrinsic value at the time of the acceleration of vesting, reduced by the amounts previously expensed as a result of the acceleration. As of December 31, 2003, there were no terminations that would have resulted in additional equity-based compensation.

 The Company accounted for the December 2002 acceleration of vesting of options granted to non employees and restricted stock issued to non employees subject to vesting, discussed below, in accordance with SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The acceleration established the measurement date for previously unvested awards and units as the non employees' performance was complete and no additional services were required. The Company recorded compensation expense in December 2002, based on the then fair value of the award on the acceleration date less the cumulative compensation for the award that had been previously recorded. There will be no further accounting in subsequent periods related to whether the award would have vested under the original terms.

2000 Incentive Plan

 The Company's 2000 Incentive Plan was replaced by the 2003 Stock Option Plan in November 2003 following the completion of the Company's initial public offering. Under the 2000 Incentive Plan, options to purchase common stock were granted to employee and non-employee. Compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the underlying unit at the date of grant over the exercise price, and is amortized on a straight-line basis over the vesting period. Compensation cost for employee grants was $34,496, $806,127 and $314,969 for 2001, 2002 and 2003, respectively.

 Compensation cost related to option grants to non-employees is measured based upon the fair value as determined by the Black-Scholes method (using the assumptions in the table at the end of Note 7), and is amortized on a graded-vesting basis over the vesting period. Compensation cost related to non-employee grants was $1,658,848, $2,431,940 and $24,978 for 2001, 2002 and 2003, respectively. The awards are treated as nonqualified stock options and are generally granted with 10-year terms and 4-year vesting periods.

 In December 2002, the Company accelerated the vesting for 846,792 nonqualified options. The options are subject to lock-up agreements that prohibit the common units that would be issued as the result of the exercise of options, to be sold at a date earlier than what would have been allowed had the vesting of the restricted units or the options not been accelerated. Total compensation expense recognized in 2002 associated with the acceleration of vesting for the options was $3,249,342. In the event that an employee terminates prior to the time that the options would have vested under the original terms, the Company would incur additional expense based on the fair value of the underlying units at the time of the accelerated vesting reduced by amounts previously recognized as expense. As of December 31, 2003, there were no terminations that would have resulted in additional equity-based compensation.

 In December 2003, the vesting for 937,500 options issued in October 2001 to two officer directors was accelerated, in accordance with the terms of the option agreements, as described later in this footnote. As a result of the acceleration, the Company recognized equity-based compensation of $585,052.

2003 Stock Option Plan

 The Company has a 2003 Stock Option Plan (the "Stock Option Plan"), under which options may be granted to employees and non-employee experts to purchase, in the aggregate, up to 2,500,000 common shares. The Stock Option Plan provides for increases in the number of shares available for issuance on the first day of each year beginning with fiscal year 2004, equal to the lesser of:

  •
  4% of the outstanding shares of common stock on the first day of the fiscal year;

  •
  1,250,000 shares; or

  •
  a lesser amount as may be determined by the Board of Directors.

 The Board of Directors determined there will be no increases to the shares available for issuance for fiscal year 2004. There were 2,490,625 shares available to be issued under the Stock Option Plan as of December 31, 2003.

 The Company had the following option activity under the Incentive Plan and Stock Option Plan:

	Options	Weighted average exercise price
Outstanding at January 1, 2001	927,673	$2.83
Granted in 2001:
Granted with exercise price greater than fair market value (weighted average fair value of $0.70 per share)	389,179	$3.07
Granted with exercise price less than fair market value (weighted average fair value of $3.68 per share)	1,404,844	$4.58
Canceled	(77,868)	$3.07

Outstanding at December 31, 2001	2,643,828	$3.79

Granted in 2002:
Granted with exercise price greater than fair market value (weighted average fair value of $5.29 per share)	675,000	$15.81
Granted with exercise price less than fair market value (weighted average fair value of $5.29 per share)	656,312	$7.55
Canceled	(24,055)	$3.07
Exercised	(30,762)	$0.02

Outstanding at December 31, 2002	3,920,323	$6.53

Granted in 2003:
Granted with exercise price greater than fair market value (weighted average fair value of $8.40 per share)	879,548	$15.97
Granted with exercise price equal to fair market value (weighted average fair value of $13.23 per share)	9,375	$20.66
Canceled	(70,425)	$9.08
Exercised	(154,350)	$3.07

Outstanding at December 31, 2003	4,584,471	$8.44

 Options available for future grants at December 31, 2003 were 2,490,625.

 The following table summarizes information as of December 31, 2003 concerning currently outstanding and exercisable options:

		Options outstanding
				Options exercisable
		Weighted average remaining contractual life (years)
Range of exercise prices	Number outstanding		Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.01	39,551	6.75	$0.01	39,551	$0.01
$3.07	1,497,373	6.75	$3.07	1,257,976	$3.07
$5.33	937,500	7.83	$5.33	937,500	$5.33
$8.00	588,468	8.28	$8.00	448,788	$8.00
$13.50 to 20.66	1,521,579	9.16	$16.01	286,380	$15.98

	4,584,471	8.14	$8.44	2,970,195	$5.46

 There were 261,956 and 1,596,603 options exercisable with weighted average exercise prices of $2.82 and $5.68 at December 31, 2001 and 2002, respectively.

 Included in the option tables above are 937,500 options for common shares granted in October 2001 to two officer directors of the Company. The options vested in December 2003 in accordance with the terms of the respective options agreements that called for the acceleration of vesting upon an initial public offering of the Company's securities that resulted in the preferred unitholders achieving a return on their investment in excess of a defined threshold, the options would fully vest.

Restricted common shares

 In accordance with a Buy Sell Agreement between the Company's shareholders dated September 29, 2000, the Company issued restricted common units to employees and non-employees during the period from October 1, 2000 through December 31, 2001 at a price of $0.01 per share. Restricted common shares vest over four years. Vested and unvested restricted units are subject to repurchase by the Company in the event of the termination of the shareholder's employment or consulting relationship with the Company, with the exception that vested units will not be subject to repurchase following an initial public offering of the Company's equity securities under the Securities Act of 1933. Unvested units are subject to repurchase at $0.01 and vested units are subject to repurchase at the estimated fair market value.

 In August 2003, the Company issued 140,625 restricted shares at a fair market value of $14.40 per unit, in conjunction with its acquisition of CFES (see Note 3.) The Company recorded deferred equity compensation of $2,025,000, which will be amortized over a 5-year vesting period.

 Restricted common shares issued to employees are subject to fixed plan accounting. The Company records deferred compensation at the time the units are issued based on the intrinsic value of the unit. Deferred compensation is amortized to expense on a straight-line basis through 2004. The Company amortized $172,335, $1,058,327 and $242,159 in 2001, 2002 and 2003, respectively.

 The vesting of the restricted common shares issued to non-employees was accelerated in December 2002. For 2001 and 2002, compensation expense relating to restricted common shares issued to non-employees that are subject to time vesting only is calculated on a graded-vesting basis. Compensation expense relating to restricted common shares issued to non-employees that are subject to time and performance vesting is recorded using variable plan accounting. Both approaches use the fair value of the shares as determined by the Black- Scholes method (using the weighted average assumptions appearing in the table at the end of this note.) The Company incurred expenses relating to restricted common shares held by non-employees of $3,297,289, $2,817,458 and $4,498 in 2001, 2002 and 2003, respectively.

 In December 2002, the Company's Board of Directors accelerated the vesting for 1,025,679 restricted common shares. The shares are subject to lock-up agreements that prohibit the sale of such shares at a date earlier than what would have been allowed had the vesting of the shares not been accelerated. Total compensation expense recognized in 2002 associated with the acceleration of vesting for the restricted common shares was $4,318,347. In the event that an employee terminates prior to the time that the restricted common shares would have vested under the original terms, the Company would incur additional expense based on the fair value of the underlying shares at the time of the accelerated vesting reduced by amounts previously recognized as expense.

 The Company had the following restricted common share activity:

Outstanding at January 1, 2001	2,465,859
Repurchased at $3.07 per share	(8,965)
Repurchased at $0.01 per share	(145,254)

Outstanding at December 31, 2001	2,311,640
Issued at $4.48 per share	62,500

Outstanding at December 31, 2002 (2,065,393 shares vested)	2,374,140
Issued at $14.40 per share	140,625
Repurchased at $0.01 per share	(1,874)

Outstanding at December 31, 2003 (2,217,949 shares vested)	2,512,891

Receivables from shareholders

 In 2000, two members of the Company's Board of Directors borrowed on a non-recourse basis a total of $750,000 from the Company in order to purchase preferred and common shares. The loans were repaid in 2002. In 2002, a shareholder borrowed $280,000 on a non-recourse basis in order to purchase restricted common shares. This note is outstanding as of December 31, 2003. The non-recourse nature of these notes resulted in equity compensation subject to variable plan accounting throughout the period that the notes were outstanding. The Company incurred $1,572,392, $1,963,505 and $581,966 of equity compensation associated with the non-recourse notes for 2001, 2002 and 2003, respectively

 The following weighted average assumptions are used in conjunction with the Black-Scholes method to determine compensation expense for options and restricted shares issued to non-employees and for the pro forma effect of applying FAS 123 to measure compensation expense for options and restricted shares issued to employees:

	Year ended December 31,
	2001	2002	2003
Dividend yield	None	None	None
Volatility	60.0%	70.0%	70.0%
Risk-free interest rate	4.6%	2.8%	2.8%
Expected term, in years	5.0	5.0	5.0

2003 Employee Stock Purchase Plan

 In November 2003, the Company established an employee stock purchase plan ("ESPP") under which eligible employees may purchase a limited number of shares of the Company's common stock at a discount of up to 15% of the market value at certain plan-defined dates. The board of directors authorized 950,000 shares of common stock for issuance under the ESPP, which also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, equal to the lesser of: (1) 1.5% of the outstanding shares of our common stock on the first day of the fiscal year; (2) 500,000 shares; or (3) a lesser amount as determined by the board of directors. No shares were issued under the ESPP in 2003.

8.     Commitments and Contingencies

 The Company leases its office facilities and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2010. Such leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Future minimum annual lease payments are as follows (in thousands):

Year ending December 31,
2004	$7,712
2005	7,179
2006	6,854
2007	6,569
2008	5,753
Thereafter	10,044

Total	$44,111

 Rent expense was $5,573,559, $7,447,891 and $7,358,864 for 2001, 2002, and 2003, respectively,

 On September 29, 2000, the Company executed an Asset Purchase Agreement (the "Agreement") with Navigant Consulting, Inc. ("Navigant"). Pursuant to the Agreement, the Company could be contingently liable for certain additional purchase price amounts. The two contingent purchase price amounts aggregate to a maximum of $10,000,000. The first such contingent amount was measured at September 29, 2001 and equaled the excess of $5,000,000 over the sum of (i) certain Excluded Expert Fees, as defined and (ii) the aggregate of each individual value amount assigned to specific LECG personnel, to the extent such individuals who did not have an employment, consulting, contracting or other relationship with the Company, leave the Company before September 29, 2001. Navigant asserts that substantially the entire first contingent amount is to be paid by the Company. Based on the actual number of such individuals who did not have such a relationship with the Company on September 29, 2001, management believes that Navigant's assertion is without merit. Amounts paid, if any, would increase the purchase price and result in additional goodwill.

 The second contingent purchase price amount, to a maximum of $5,000,000, was potentially payable at any time prior to September 29, 2003, if certain specified individuals become employees or are otherwise retained by or affiliated with the Company as an employee, officer, independent contractor or agent before that date without complying with the terms of the Agreement. Management did not hire these individuals nor does it expect to be liable for the contingent payment. Amounts paid, if any, would increase the purchase price and result in additional goodwill.

 In March 2002, Navigant asserted that the Company failed to comply with certain terms of the Agreement pertaining to employing certain former employees of Navigant. Management believes that Navigant's assertion is without merit.

 In addition, if the Company had consummated or entered into a written agreement, letter of intent or written understanding for an asset sale, an IPO or similar transaction prior to September 29, 2001 (a "Transaction"), the Company would be required to pay an amount to Navigant equal to the excess of "Buyer Value", as defined in the Agreement, over the purchase price paid to Navigant by the Company. There is no restriction on the Company's ability to engage in discussions regarding a Transaction so long as no written agreement, letter of intent or understanding is entered into or reached. In March 2002, Navigant advised the Company that it was reserving all rights with respect to this provision of the Agreement. The Company did not enter into a written agreement, letter of intent or written understanding for a Transaction prior to September 29, 2001 and therefore does not expect that the Company will be liable for any amounts under this provision. Amounts paid, if any, would increase the purchase price and result in additional goodwill.

 The Company is a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position or results of operations.

9.     Income taxes

 As a result of our conversion from a nontaxable limited liability corporation to a taxable C corporation as of the November 13, 2003 initial public offering, and in accordance with Statement of Financial Accounting Standards No. 109, the Company established beginning balances in its deferred tax assets and liabilities. Accordingly, the Company recognized a tax benefit of $10.1 million, offset by $500,000 provision for foreign income taxes for the year ended December 31, 2003. The components of the benefit for income taxes for 2003 are as follows (in thousands):

Current:
Federal	$—
State	—
Foreign	482

Total current provision	482
Deferred:
Federal	(8,033)
State	(2,050)
Foreign	(12)

Total deferred benefit	(10,095)

Total benefit for income taxes	$(9,613)

 A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for 2003 is as follows:

Tax at U.S. statutory rate	35.0%
Earnings from nontaxable limited liability company through November 13, 2003	(29.6)
Foreign earnings	2.1
State tax expense	1.2
Benefit from conversion from a nontaxable limited liability company to a taxable C Corporation	(65.1)

Effective tax rate	(56.4)%

 At December 31, components of deferred tax assets and liabilities are as follows (in thousands):

Deferred tax assets:
Accrued compensation and related expenses	$2,293
Equity-based compensation	4,340
Net operating losses	3,612
Depreciation and amortization	478
Foreign tax credit	90

10,813
Deferred tax liabilities:
State taxes	(718)

Net deferred tax asset	$10,095

 The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not. This determination is primarily based upon our expectation that future operations will be sufficiently profitable to utilize the operating loss carryforwards and other deferred tax assets. As of December 31, 2003, the Company had net operating losses of approximately $8.5 million for federal, which expire in 2024, and $7.4 million for state tax reporting purposes, which expire in 2014. As of December 31, 2003, the Company had tax credits of approximately $90,000, which expire in 2009.

10.   401(k) Plan

 The Company has a 401(k) Plan under which all employees are immediately eligible. Company matching contributions are at the discretion of management. The Company contributed $685,787, $831,961 and $767,967 to the 401(k) Plan for 2001, 2002, and 2003, respectively.

11.   Related Party Transactions

 The Company entered into agreements on September 29, 2000 with two officer directors entitling them to $750,000, in the aggregate, of compensation related to services rendered in connection with our management buyout. Such amount has been earned and is not contingent on continued employment with LECG. Accordingly, $750,000 was expensed in the fiscal period ended December 31, 2000. Such amount is not payable until permitted under our credit facility and we have achieved operating cash flows (defined as earnings before interest, taxes, depreciation and amortization) of at least $20 million in any fiscal year. The amount due is subordinate to any amounts owed to any senior or secondary lenders and accrues interest at the rate of 10% per annum until paid. The amount due including interest due to the executives, included in other long-term liabilities at December 31, 2002, was $918,750, and included in current liabilities at December 31, 2003 was $993,750. In February 2004, we paid Dr. Teece and Mr. Kaplan $669,109 and $334,555, respectively, to satisfy this obligation.

 The Company periodically borrowed funds from an officer director at varying amounts up to $2,000,000 during 2002. One other member of the Board of Directors also loaned the Company $500,000 during fiscal 2002. There were no amounts due on these commitments at December 31, 2002.

 The Company entered into expert agreements with Walter H.A. Vandaele, a director, David Scheffman, a director, David J. Teece, the Chairman of the Board, and David P. Kaplan, the President and a director. Pursuant to such agreements, each individual provides expert services on the Company's behalf in consideration for cash payment. Pursuant to these agreements, the Company paid David J. Teece, David P. Kaplan and Walter H.A. Vandaele $2,329,172, $1,832,146 and $1,224,263, respectively, during 2001, for expert services and project origination fees. During 2002, the Company paid David J. Teece, David P. Kaplan and Walter H.A. Vandaele $1,508,607, $2,451,058 and $2,068,500, respectively, pursuant to these agreements for expert services and project origination fees. During 2003, the Company paid David J. Teece, David P. Kaplan, David Scheffman and Walter H.A. Vandaele $1,800,385, $2,211,336, $191,308 and $1,647,026, respectively, pursuant to these agreements for expert services and project origination fees.

12.   Subsequent Events

 On March 8, 2004, we acquired the business (including certain assets, five experts, who were equity owners and professional staff) of Economic Analysis, LLC, a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,819 shares of common stock with a fair market value of $1.0 million. The allocation of purchase price to net assets, intangibles and goodwill has not yet been determined. In addition, based upon achievement of certain revenue and profitability targets, the Company is required to make earn out payments of up to $2.6 million per year for three years and additional payments of up to $2.0 million if certain revenue targets are met. Additional purchase price will be recorded in subsequent years, if the performance targets are met.

 In March 2004, we entered into a 15-year lease for office space for our London UK operations. Average annual lease payments are approximately $1.3 million. Lease payments are subject to increase based on periodic market value assessments. We have the option to terminate the lease agreement after 10 years with no penalty.

13.   Quarterly Results of Operations (Unaudited)

 The following table sets forth selected unaudited quarterly operating information for each of the eight quarters during the period from January 1, 2002 to December 31, 2003. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The comparability of results for 2002 and 2003 is impacted by the Company's initial public offering and conversion to a C Corporation in November 2003, significant equity-based compensation in 2002 due to the acceleration of vesting of certain options and restricted stock and costs of the postponed offering in 2002.

Consolidated statement of operations data
(dollars in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal year 2003
Revenues	$38,800	$41,432	$41,551	$43,811
Gross profit	12,527	12,940	14,193	13,546
Operating income	3,586	4,880	5,605	5,042
Income before income tax benefit	2,839	4,465	5,001	4,757
Net income	2,839	4,465	5,001	14,370 (1)
Accrued preferred dividends and accretion of preferred units	1,014	1,045	1,076	4,577
Net income attributable to common shares	$1,825	$3,420	$3,925	$9,793
Net income per share
Basic	$0.15	$0.27	$0.31	$0.57
Diluted	$0.12	$0.23	$0.26	$0.49
Fiscal year 2002
Revenues	$28,569	$32,285	$34,758	$38,092
Gross profit	6,645	7,174	8,575	4,582
Operating income (loss)	(225)	(1,832)	(1,701)	(5,416)
Net income	(500)	(2,457)	(2,616)	(6,491)
Accrued preferred dividends and accretion of preferred units	874	900	934	984
Net income attributable to common shares	$(1,374)	$(3,357)	$(3,350)	$(7,475)
Net income (loss) per share
Basic	$(0.13)	$(0.31)	$(0.30)	$(0.64)
Diluted	$(0.13)	$(0.31)	$(0.30)	$(0.64)

(1)
Includes income tax benefit of $9,613 from conversion from nontaxable LLC to taxable C corporation in connection with the November 13, 2003 initial public offering.

(A)  2. FINANCIAL STATEMENT SCHEDULES

 All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(A)  3. EXHIBITS

 Refer to (C) below.

(B)  REPORTS ON FORM 8-K

 The Company did not file any reports on Form 8-K during the period covered by this report.

(C)  EXHIBITS

Exhibit Number	Description
*3.1(a)	Amended and Restated Certificate of Incorporation of LECG Corporation
*3.2	Bylaws of LECG Corporation
*3.3	Articles of Organization of LECG Holding Company, LLC, a California limited liability company, as currently in effect
*3.4	Articles of Organization of LECG, LLC, a California limited liability company
*3.5	Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company
*3.5(a)	First Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated October 29, 2001
*3.5(b)	Second Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated December 7, 2001
*3.5(c)	Third Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated March 27, 2003
*3.5(d)	Fourth Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated August 1, 2003
*3.5(e)	Fifth Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated October 14, 2003.
*3.6	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
*4.1	Form of the Registrant's Common Stock Certificate
*5.1	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation

*10.1	Form of Director and Executive Officer Indemnification Agreement
*10.2	2000 Incentive Plan and forms of agreements thereunder
*10.2(a)	First Amendment to 2000 Incentive Plan dated October 29, 2001
*10.2(b)	Second Amendment to 2000 Incentive Plan dated February 2, 2002
*10.2(c)	Third Amendment to 2000 Incentive Plan dated June 7, 2002
*10.2(d)	Fourth Amendment to 2000 Incentive Plan dated May 30, 2003
*10.3	2003 Stock Option Plan and forms of agreements thereunder
*10.4	2003 Employee Stock Purchase Plan and forms of agreement thereunder
*10.5	Asset Purchase Agreement between Navigant Consulting, Inc., LECG, Inc., LECG Holding Company, LLC and LECG, LLC dated September 29, 2000
*10.6	Loan Agreement between LECG Holding Company, LLC and David P. Kaplan dated September 29, 2000 and Secured Non-Recourse Promissory Note issued thereunder
*10.7	Office Lease Agreement between LECG, LLC and EOP-Emeryville Properties, L.L.C. dated December 17, 2001.
*10.8	Lease Agreement between LECG, LLC and Farragut Center LLC dated December 27, 2000
*10.9	Expert Agreement between LECG, LLC and Walter Vandaele dated October 13, 2000
*10.9(a)	First Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated June 13, 2003
*10.9(b)	Second Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated September 9, 2003
*10.10	Convertible Promissory Note made by LECG, LLC to Thoma Cressey Fund VII, L.P. for up to $5.0 million dated June 13, 2002
*10.11	Expert Agreement between LECG, LLC and David Teece dated October 27, 1997
*10.12	Expert Agreement between LECG, LLC and David Kaplan dated April 27, 1998
*10.13	Loan Agreement between LECG Holding Company, LLC and Mukesh Bajaj dated November 1, 2000 and Secured Non-Recourse Promissory Note issued thereunder
*10.14	Guaranty Agreement by Thoma Cressey Fund VII, L.P. in favor of Wachovia Bank, National Association (formerly known as First Union National Bank) dated June 13, 2002
*10.15	Guaranty Agreement by David J. Teece in favor of Thoma Cressey Fund VII, L.P. dated June 12, 2002
*10.16	Agreement between LECG, LLC and PA Consulting Group, Inc. and PA Holdings Limited dated March 19, 2001
*10.17	Letter Agreement between LECG, LLC and Arthur Andersen LLP dated June 12, 2002
*10.18	Registration Rights Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated September 29, 2000

*10.19	Buy Sell Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated September 29, 2000
*10.19(a)	First Amendment to Buy Sell Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated December 2, 2002
*10.20	Senior Management Agreement among LECG Holding Company, LLC, LECG, LLC and David J. Teece dated September 29, 2000
*10.21	Senior Management Agreement among LECG Holding Company, LLC, LECG, LLC and David P. Kaplan dated September 29, 2000
*10.22	Letter Agreement among LECG Holding Company, LLC, LECG, LLC, Thoma Cressey Fund VII, L.P., and David J. Teece dated June 13, 2002
*10.23	Joint Venture Agreement dated July 19, 2003 between LECG, LLC, LECG Korea, LLC, a Korean limited liability company, Hong-Choo Hyun, Kye-Sung Chung and Chun-Wook Hyun
*10.24	Share Subscription Agreement dated July 19, 2003 between LECG, LLC, LECG Korea, LLC, a Korean limited liability company, Hong-Choo Hyun, Kye-Sung Chung and Chun-Wook Hyun
*10.25	Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto, U.S. Bank National Association and LaSalle Bank National Association dated March 31, 2003
*10.26	Revolving Promissory Note issued by LECG, LLC, to U.S. Bank National Association dated March 31, 2003
*10.27	Revolving Promissory Note issued by LECG, LLC, to LaSalle Bank National Association dated March 31, 2003
*10.28	Term Note issued by LECG, LLC, to U.S. Bank National Association dated March 31, 2003
*10.29	Term Note issued by LECG, LLC, to LaSalle Bank National Association dated March 31, 2003
*10.30	Amended and Restated Security Agreement between LECG Holding Company, LLC and U.S. Bank National Association dated March 31, 2003
*10.31	Amended and Restated Security Agreement between LECG, LLC and U.S. Bank National Association dated March 31, 2003
*10.32	Guaranty given by LECG Holding Company, LLC in favor of U.S. Bank National Association dated March 31, 2003
*10.33	First Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated August 19, 2003
*10.34	Revolving Promissory Note issued by LECG, LLC, to U.S. Bank National Association dated August 19, 2003
*10.35	Revolving Promissory Note issued by LECG, LLC, to LaSalle Bank National Association dated August 19, 2003
*10.36	Reaffirmation of Guaranty and Security Agreement given by LECG Holding Company, LLC in favor of U.S. Bank National Association dated August 19, 2003

*10.37	Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003
*10.37(a)	First Amendment to Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated November 11, 2003
*10.38	Director Practice Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003
*10.39	Business Development Agreement between LECG, LLC and Enterprise Research, Inc. dated December 10, 2002
*10.39(a)	First Amendment to Business Development Agreement between LECG, LLC and Enterprise Research dated September 29, 2003
*10.40	First Amendment to Employment Agreement between LECG Holding Company, LLC, LECG, LLC and David J. Teece dated August 5, 2002
*10.40(a)	Second Amendment to Employment Agreement between LECG, LLC and David J. Teece dated September 30, 2003
*10.41	Amended and Restated Senior Management Agreement between LECG Holding Company, LLC, LECG, LLC and David P. Kaplan dated September 29, 2003
*10.42	Loan Commitment Letter from David J. Teece to LECG, LLC dated September 5, 2002
*10.43	Loan Commitment Letter from David J. Teece to LECG, LLC dated November 12, 2002
*10.44	Expert Agreement between LECG, LLC and David T. Scheffman dated August 29, 2003
*10.45	First Amendment to Employment Letter between LECG, LLC and David T. Scheffman dated August 29, 2003
*10.46	Form of Omnibus Plan of Reorganization between LECG Holding Company, LLC, LECG Corporation, TCEP/LECG Funding Corporation, Thoma Cressey Fund VII, L.P. and Thoma Cressey Friends Fund VII, L.P., David J. Teece and David Kaplan
*10.47	Form of Transfer Agreement between LECG Corporation, Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P. and TCEP/LECG Funding Corporation
*10.48	Form of Agreement and Plan of Merger between LECG Holding Company, LLC, TCEP/LECG Funding Corporation and LECG Corporation
*10.49	Form of Assignment and Assumption Agreement between LECG Holding Company, LLC and LECG Corporation
*10.50	Second Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated November 12, 2003
*21.1	Subsidiaries of Registrant
23.1	Consent of Deloitte & Touche LLP, independent auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-108189), as amended

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION (Registrant)
Date: March 25, 2004	/s/ DAVID J. TEECE David J. Teece Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Teece, David P. Kaplan and John C. Burke, or any of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By	/s/ DAVID J. TEECE David J. Teece	Chairman of the Board of Directors and Director (Principal Executive Officer)	March 25, 2004
By	/s/ DAVID P. KAPLAN David P. Kaplan	President and Director	March 25, 2004
By	/s/ JOHN C. BURKE John C. Burke	Chief Financial Officer (Principal Financial Officer)	March 25, 2004
By	/s/ GARY S. YELLIN Gary S. Yellin	Chief Accounting Officer (Principal Accounting Officer)	March 25, 2004
By	/s/ MICHAEL R. GAULKE Michael R. Gaulke	Director	March 25, 2004
By	/s/ MICHAEL J. JEFFERY Michael J. Jeffery	Director	March 25, 2004

By	/s/ WILLIAM W. LIEBECK William W. Liebeck	Director	March 25, 2004
By	/s/ WILLIAM J. SPENCER William J. Spencer	Director	March 25, 2004
By	Walter H.A. Vandaele	Director	March 25, 2004
By	/s/ RUTH M. RICHARDSON Ruth M. Richardson	Director	March 25, 2004
By	/s/ DAVID T. SCHEFFMAN David T. Scheffman	Director	March 25, 2004

QuickLinks

INDEX TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
SIGNATURES
POWER OF ATTORNEY