Form 10-Q
period 2004-03-31
LECG CORP
filed 2004-05-13
CIK 1192305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

LECG CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	81-0569994
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2000 Powell Street, Suite 600 Emeryville, California 94608	(510) 985-6700
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2004, there were 21,821,227 shares of the registrant’s common stock outstanding.

Part I.                        FINANCIAL INFORMATION

Item 1.                       Financial Statements

LECG CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Quarter ended March 31,
	2004	2003

Revenues	$43,110	$38,800
Cost of services:
Compensation and project costs	(28,497)	(26,212)
Equity-based compensation	171	(61)
Total cost of services	(28,326)	(26,273)
Gross profit	14,784	12,527
Operating expenses:
General and administrative expenses	(8,593)	(7,710)
Depreciation and amortization	(755)	(1,231)
Operating income	5,436	3,586
Interest income	111	15
Interest expense	(67)	(857)
Other income (expense), net	(27)	95
Income before income tax	5,453	2,839
Provision for income taxes	(2,202)	—
Net income	3,251	2,839
Accrued preferred dividends and accretion of preferred shares	—	(1,014)
Net income attributable to common shares	$3,251	$1,825

Net income per share:
Basic	$0.15	$0.15
Diluted	$0.14	$0.12
Share amounts:
Basic	21,406,061	12,466,280
Diluted	23,345,878	14,992,622

See notes to consolidated financial statements

LECG CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$36,065	$67,177
Accounts receivable, net of allowance of $537 and $482	51,773	46,708
Prepaid expenses	2,360	2,708
Deferred taxes	9,802	9,802
Other	7,109	3,868
Total current assets	107,109	130,263
Property and equipment, net	4,322	4,506
Goodwill	44,132	23,976
Other intangible assets	433	533
Signing bonuses and other assets	11,270	3,864
Total assets	$167,266	$163,142

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$7,331	$5,733
Accrued compensation	30,232	29,270
Deferred revenue	760	732
Distributions payable	1,145	3,398
Total current liabilities	39,468	39,133
Other long-term liabilities	22	22

Shareholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 21,744,232 and 21,693,156 shares outstanding at March 31, 2004 and December 2003, respectively)	22	22
Additional paid-in capital	113,598	113,326
Receivable from shareholder	(293)	(290)
Deferred equity compensation	(2,038)	(2,193)
Accumulated other comprehensive income	625	510
Retained earnings	15,862	12,612
Total shareholders’ equity	127,776	123,987
Total liabilities and shareholders’ equity	$167,266	$163,142

See notes to consolidated financial statements

LECG CORPORATION

CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)

(unaudited)

	Quarters ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities
Net income	$3,251	$2,839
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	55	—
Depreciation and amortization of property and equipment	577	766
Amortization of deferred lease credits and other intangibles	178	375
Equity-based compensation	(171)	61
Other	4	(109)
Changes in assets and liabilities:
Accounts receivable	(5,120)	(3,149)
Other current assets	(2,893)	(1,301)
Accounts payable and other accrued liabilities	(1,138)	(530)
Accrued compensation	962	(175)
Deferred revenue	28	(81)
Signing bonuses and other assets	(7,326)	132
Other liabilities	—	24
Net cash used in operating activities	(11,593)	(1,148)

Cash flows from investing activities
Business acquisitions	(19,156)	—
Purchase of property and equipment	(394)	(273)
Deposits	(85)	(64)
Net cash used in investing activities	(19,635)	(337)

Cash flows from financing activities
Borrowings under revolving credit facility	—	11,000
Repayments of long term debt	—	(800)
Repayments under revolving credit facility	—	(5,000)
Payment of loan fees	—	(746)
Exercise of options	1	—
Distributions to common shareholders	—	(1,095)
Net cash provided by financing activities	1	3,359
Effect of exchange rates on changes in cash	115	39
Increase (decrease) in cash and cash equivalents	(31,112)	1,913
Cash and cash equivalents, beginning of period	67,177	2,576
Cash and cash equivalents, end of period	$36,065	$4,489

Supplemental disclosure:
Cash paid for interest	$11	$940
Cash paid for income taxes	$74	$11

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation and Operations

The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiary, LECG, LLC, (collectively, the “Company”, “Companies” or “LECG”).

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company’s experts may be either employees of the Company or independent contractors. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 16 other offices across the country. The Company also has international offices in Argentina, Australia, Belgium, Canada, France, New Zealand, South Korea, Spain and the United Kingdom.

2.              Significant Accounting Policies

The consolidated statements of income for the quarters ended March 31, 2004 and March 31, 2003, the consolidated balance sheet as of March 31, 2004 and the consolidated statements of cashflows for the quarters ended March 31, 2004 and March 31, 2003 are unaudited.  In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cashflows. The December 31, 2003 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K as of that date.

Revenue recognition

Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence.

Revenues primarily arise from time and material contracts, which are recognized in the period in which the services are performed. The Company also enters into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and collectibility is reasonably assured, generally when we have received payment as a result of services we performed under the contract. Costs incurred on contingent contracts are expensed in the period incurred. Revenues are also generated from fixed price contracts which are recognized as the agreed upon services are performed. Such revenues are not a material component of total revenues.

Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.  In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized.  Significant management judgment is required in determining if it is more likely than not that the Company will be able to utilize the potential tax benefit represented by its deferred tax assets.  Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and the Company’s projections. No valuation allowance was recorded at December 31, 2003 and March 31, 2004. We expect that our 2004 effective income tax rate will be the combined federal and state statutory rate of approximately 40.6%.  Prior to November 13, 2003, the Company operated as a limited liability company and income taxes were passed through to and were the responsibility of the owners.  Accordingly, no income taxes are provided for the quarter ending March 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.              Net income per share and share amounts

Basic net income per common share is computed by dividing the net income attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of common shares issuable upon the exercise of options and restricted stock, are included in the diluted net income per common share calculation to the extent these shares are dilutive.

The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations:

	Quarter Ended
	March 31, 2004	March 31, 2003
Net income attributable to common unitholders (in thousands)	$3,251	$1,825

Weighted average shares outstanding:
Basic	21,406,061	12,466,280
Effect of dilutive stock options and restricted stock	1,939,817	2,526,342
Diluted	23,345,878	14,992,622

Net income per share:
Basic	$0.15	$0.15
Diluted	$0.14	$0.12

The following shares were excluded from the calculation of diluted net income per share for the quarters ended March 31, 2004 and 2003, as these shares were antidilutive: 115,000 and 1.2 million, respectively.

4.          Equity-based compensation

The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s shares on the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method since the Company’s inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. If the computed values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards, net income would have been (in thousands, except per share information):

	Quarter ended
	March 31, 2004	March 31, 2003
Net income attributed to common shareholders, as reported	$3,251	$1,825
Add: equity-based employee compensation expense (income) included in net income	(171)	61
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards	(559)	(504)
Pro forma net income	$2,521	$1,382

Basic earnings per share:
Net income attributable to common shares - as reported	$0.15	$0.15
Net adjustment for fair value based method	(0.03)	(0.04)
Net income attributable to common shares-pro forma	$0.12	$0.11

Diluted earnings per share:
Net income attributable to common shares - as reported	$0.14	$0.12
Net adjustment for fair value based method	(0.03)	(0.03)
Net income attributable to common shares—pro forma	$0.11	$0.09

The following weighted average assumptions are used in conjunction with the Black-Scholes method to determine compensation expense for the pro forma effect of applying FAS 123 to measure compensation expense for options and restricted shares issued to employees:

	Quarter ended
	March 31, 2004	March 31, 2003
Dividend yield	0%	0%
Volatility	51%	70%
Risk-free interest rate	3.5%	2.8%
Expected term, in years	6.0	5.0

5.              Comprehensive income

Comprehensive income represents net income adjusted for amortization of SFAS 133 transition adjustment and changes in foreign currency translation.  The reconciliation of LECG’s comprehensive income for the quarters ended March 31, 2004 and 2003 is as follows (in thousands):

	Quarter ended
	March 31, 2004	March 31, 2003
Net income	$3,251	$2,839
Amortization of transition adjustment	—	23
Foreign currency translation adjustment	115	39
Comprehensive income	$3,366	$2,901

6.              Business Acquisitions

In March 2004, we acquired the business, including certain assets and liabilities, five experts, who were equity owners, and professional staff of Economic Analysis, LLC, a company providing expert services involving complex business litigation and regulatory matters.  The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 shares of common stock with a fair market value of $1.0 million.  The allocation of purchase price to net assets, intangibles and goodwill had not yet been determined, and therefore the purchase price has been included in goodwill as of March 31, 2004.  In addition, if specified revenue and profitability targets are achieved, we will make earn out payments of up to $2.6 million per year for three years and additional aggregate payments of up to $2.0 million if certain revenue targets are met.  Additional purchase price will be recorded in subsequent years, if the performance targets are met.

In March 2004, we acquired the business, including certain assets and liabilities, five experts, four of whom were equity owners and professional staff of Low Rosen Taylor Soriano, an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification.  The purchase price was $3.7 million paid in cash.  The allocation of purchase price to intangibles and goodwill had not yet been determined, and therefore the purchase price has been included in goodwill as of March 31, 2004.  In addition, if specified profitability targets are achieved, we will make earn out payments of up to $4.2 million over a four-year period.  Additional purchase price will be recorded in subsequent years if the performance targets are met.

7.              Goodwill and Identifiable Intangible Assets

Goodwill relates to the Company’s business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are required to be tested at least annually for impairment.

The Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices. The business acquisitions have been integrated within the structure of the organization, are not separately distinguishable and do not represent separate reporting units. The Company performs its goodwill impairment test annually as of October 1 by using both a discounted cash flow approach as well as a market valuation based approach. The Company adopted October 1 as its date for performing its annual goodwill impairment test to allow sufficient time to schedule and perform the required valuation analysis and record any necessary goodwill impairment charges prior to its year-end. Based on the results of the test performed as of October 1, 2003, the Company concluded that goodwill was not impaired.

Other intangible assets generally represent contracts rights acquired.  The balances in goodwill and other intangible assets as of March 31, 2004 were as follows (in thousands):

	For the quarter ended March 31, 2004
Goodwill
Balance at December 31, 2003	$23,976
Goodwill acquired:
Economic Analysis, LLC	16,390	(2)
Low Rosen Taylor Soriano	3,766	(2)
Balance at March 31, 2004	$44,132

Other intangible assets
Balance at December 31, 2003	$533	(1)
amortization expense	(100)
Balance at March 31, 2004	$433

(1) Includes $100,000 of rights to license software under development, for which amortization will begin when the software is available for general release to customers.

(2) Purchase price associated with the acquisitions in the first quarter of 2004 has not yet been allocated to net assets acquired, and therefore the purchase price has been included in goodwill as of March 31, 2004.

Estimated annual amortization expense:
2004	$300
2005	33
Total	$333

8.            Commitments and Contingencies

We are a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position or results of operations.

We currently have outstanding letters of credit for $1.0 million under our revolving credit facility, which expires in March 2006, at which time all outstanding borrowings, if any, are required to be repaid.

9.            Subsequent Events

In May 2004, we issued 750,000 non-qualified options to purchase common shares, at an exercise price of $21.85 per share, to each of Dr. David Teece, Chairman and Mr. David Kaplan, President.  The options Cliff–Vest 8 2/3 years from the grant date and expire in May 2013.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Quarterly Report on Form 10-Q concerning our future business, operating and financial condition and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) successful management of additional hiring and acquisitions, (7) potential professional liability, (8) intense competition and (9) risks inherent in international operations. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report

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

Initial Public Offering

On November 13, 2003 we completed our initial public offering (“IPO”) in which we issued 8,625,000 shares of our Common Stock at $17.00 per share and received net proceeds of $134.1 million.  In connection with this offering:

(i)                         holders of common units of LECG Holding Company, LLC became holders of shares of common stock of LECG Corporation, a Delaware C corporation,

(ii)                      such holders received $14.1 million in taxed but undistributed earnings of LECG retained during the period beginning September 29, 2000 and ending November 13, 2003, and approximately $1.3 million to cover their additional income tax liabilities for 2003, and

(iii)                   we redeemed all of the outstanding Redeemable Class A preferred units of LECG Holding Company, LLC for approximately $40.7 million, which is equal to their original issuance price plus cumulative dividends that had accrued at a rate of 8% per annum, compounded quarterly

Acquisitions and Recruitment of Experts

An important element of our growth strategy is the hiring of additional experts. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new practice areas. While recruiting and hiring of experts occurs on a regular basis, we have added several large groups of experts and related professional staff in the first quarter of 2004.

2004 Acquisitions and Recruitment of Experts

In March 2004, we acquired the business, including certain assets and liabilities, five experts, who were equity owners, and professional staff of Economic Analysis, LLC, a company providing expert services involving complex business litigation and regulatory matters.  The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 shares of common stock with a fair market value of $1.0 million.  The allocation of purchase price to net assets, intangibles and goodwill had not yet been determined, and therefore the purchase price has been included in goodwill as of March 31, 2004.  In addition, if specified revenue and profitability targets are achieved, we will make earn out payments of up to $2.6 million per year for three years and additional aggregate payments of up to $2.0 million if certain revenue targets are met.  Additional purchase price will be recorded in subsequent years, if the performance targets are met.

In March 2004, we acquired the business, including certain assets and liabilities, five experts, four of whom were equity owners, and professional staff of Low Rosen Taylor Soriano, an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification.  The purchase price was $3.7 million, which was paid in cash.  The allocation of purchase price to intangibles and goodwill had not yet been determined, and therefore the purchase price has been included in goodwill as of March 31, 2004.  In addition, if specified profitability targets are achieved, we will make earn out payments of up to $4.2 million over a four-year period.  Additional purchase price will be recorded in subsequent years if the performance targets are met.

In March 2004, we hired two experts and other professional staff in connection with the opening of three new offices in Europe.   In connection with this expansion and other hiring efforts, we paid $5.4 million in signing bonuses and have agreed to pay additional signing bonuses of $4.5 million, primarily in the third quarter of 2004.  Such amounts will be amortized primarily over a 7.5-year recovery period.  In addition, we have agreed to pay performance bonuses in 2005 and 2006 provided certain revenue and gross margin targets are achieved.

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

The following table summarizes our revenues from these sources by quarter for the last 8 quarters (in thousands).

	June 30, 2002	Sept 30, 2002	Dec 31, 2002	Mar 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31 2003	Mar 31, 2004

Expert and professional staff revenues	$31,026	$32,871	$33,140	$35,331	$37,076	$39,848	$37,199	$41,100

Performance-based expert fees	—	248	3,465	1,990	2,146	—	4,856	315
Reimbursable expenses	1,259	1,639	1,487	1,479	2,210	1,703	1,756	1,695

Revenues	$32,285	$34,758	$38,092	$38,800	$41,432	$41,551	$43,811	$43,110

Compensation and project costs are comprised of:

•                       Salary, bonuses, taxes and benefits of all professional staff and a limited number of experts;

•                       Compensation paid or payable to experts as a percentage of their individual professional fees;

•                       Fees paid or payable to experts as project origination fees;

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

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. These fees are based primarily on a percentage of the collected professional staff fees. Historically, these fees have averaged 13% of professional staff revenues. Experts are required, with some exceptions approved by us, to use our professional staff unless the skills required to perform the work are not available within the Company. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed. Such services constitute a small portion of our revenue and cost.

Hiring of additional experts sometimes involves the payment of cash signing bonuses. Signing bonuses are generally amortized over the term defined in the employment agreement for the period during which they could be recovered from the employee if he or she were to leave us prior to a specified date. Most of our agreements allow us to recover signing bonuses over periods generally ranging from two to seven and one-half years.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenues include all amounts that are billed or billable, including reimbursable expenses. Revenues primarily arise from time and material contracts, which are recognized in the period the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and collectibility is reasonably assured, generally when we have received payment as a result of services we performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such fixed price contract revenues are not a material component of total revenues.

Provision for income taxes

From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, LECG paid no significant income taxes on its own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

In connection with the Company’s November 2003 initial public offering, the Company became a C Corporation subject to federal and state income taxes.  The Company accounts for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.  In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized.  Significant management judgment is required in determining if it is more likely than not that the Company will be able to utilize the potential tax benefit represented by its deferred tax assets.  Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and the Company’s projections.  No valuation allowance was recorded at December 31, 2003 and March 31, 2004. We expect that our 2004 effective income tax rate will be the combined federal and state statutory rate of approximately 40.6%.

Goodwill and Identifiable Intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made through March 31, 2004. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant under performance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value.

We use a discounted cash flow model derived from internal budgets in assessing fair values as well as a market valuation approach for our goodwill impairment testing. Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. At December 31, 2003 we concluded that there was no impairment in our goodwill.

RESULTS OF OPERATIONS

Quarter ended March 31, 2004 compared to quarter ended March 31, 2003

Comparability of financial results

The following items impact the comparability of our financial results.

•                  Prior to November 13, 2003, no income taxes were recorded or paid at the corporate level.  In prior periods as an LLC, taxes were paid at the individual shareholder level, not by the Company.

•                  We incurred preferred stock accretion and dividend charges in conjunction with our outstanding preferred units, which were redeemed due to the IPO; however they impacted the calculation of earnings per share.

•                  Basic and diluted earnings per share for the quarter ended March 31, 2004 include the effect of selling 8,625,000 shares in our IPO on November 13, 2003.

Revenues

Revenues for the first quarter of 2004 increased $4.3 million, or 11%, to $43.1 million from $ 38.8 million for the same quarter in 2003. This increase included a $5.8 million, or 16%, increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 3% increase in the number of expert and professional staff billable hours, in addition to a 12% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. Offsetting this increase was a decrease in expert revenues from our performance-based services of  $1.7 million, or an 84% decrease from the $2.0 million recognized in the same quarter in 2003.  The decrease was due to the timing and amount of collections for performance-based engagements.  Revenue on these engagements is recognized when payment is received.

Cost of services

•                  Compensation and project costs. Compensation and project costs in the first quarter of 2004 increased $2.3 million, or 9%, to $28.5 million from $26.2 million for the same quarter of 2003. Compensation and project costs increased as a consequence of our growth in revenues because we added 59 experts, and most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. In addition, professional staff headcount increased by 63 people from 294 in the first quarter of 2003 to 357 in 2004.  Compensation and project costs include project origination fees of $2.8 million for the first quarter of 2004, or an increase of $300,000 over the same period of 2003, consistent with the growth in revenues.

•                  Equity-based compensation. Equity-based compensation in the first quarter of 2004 contributed $171,000 to gross margin due primarily to the lower share price of our stock at March 31, 2004 as compared to December 31, 2003 and the associated variable accounting effect of certain restricted shares and options subject to performance based vesting.

Operating expenses

Operating expenses in the first quarter of 2004 increased $400,000, or 5%, to $9.4 million from $8.9 million for the same quarter of 2003. The increase was due in part to increases in administrative personnel and related payroll costs of $178,000 and facilities costs increases of $228,000 in connection with the expansion of existing offices and the opening of five new offices.  Contributing to the overall increase in operating expenses was an increase of $177,000 for computer related and supply costs due to the increased workforce and administrative related activity, and increases in personnel and recruitment costs of $247,000, insurance costs of $182,000 and business licenses and taxes of $135,000.  Offsetting these increases was a $200,000 decrease in amortization expense due to the full amortization by December 2003 of intangible assets acquired in the July 2002 acquisition, a decrease of $188,000 in depreciation expense due to computers and software purchased in the September 2000 management buyout being fully depreciated prior to the first quarter of 2004 and a decrease of $181,000 in deferred rent expense and communications expense.

Contributing to the overall increase in operating expenses and cost of services was $447,000 of recruiting, legal fees and office expenses incurred in connection with the hiring of two experts and professional staff and the opening of our three new offices in Europe in March 2004.

Interest expense

Interest expense decreased $790,000 from $857,000 in the first quarter of 2003 to $67,000 in the first quarter of 2004.  The decrease was due to the absence of outstanding borrowings on both the revolving credit facility and the term loan throughout the first quarter of 2004 as the result of repaying the outstanding balances in mid-November 2003.

Income tax provision

From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, LECG paid no significant income taxes on its own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

In connection with the Company’s initial public offering, the Company became a C Corporation subject to federal and state income taxes.  The Company accounts for income taxes in accordance with SFAS 109 Accounting for Income Taxes.  We estimate that our effective tax rate for 2004 is approximately 40.6% and have recognized a provision for income taxes of $2.2 million on consolidated taxable income of $5.5 million for the first quarter of 2004.

Accrued preferred dividends and accretion of preferred units

In the first quarter of 2004, we no longer had an obligation to pay or accrue preferred Class A dividends or recognize accretion on preferred shares as a consequence of having redeemed all outstanding shares of our preferred Class A stock in November 2003.  In the first quarter of 2003, we accrued preferred dividends and accretion of  $1.0 million, thereby reducing net income attributable to common shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong following our initial public offering on November 13, 2003, in which we sold 8,625,000 shares of our Common Stock at $17.00 per share for net proceeds of $134.1 million, after underwriters’ discount and costs of offering. As of March 31, 2004, we had $36.1 million in cash, primarily in money market accounts and no outstanding bank borrowing.  As of the end of the first quarter of 2004, we have used approximately $119.4 million of proceeds from our IPO (see Part II Item 2. of this quarterly report).  Our primary financing need has been to fund our growth. An important element of our growth strategy is the recruitment of additional experts. We expect to continue to search for and acquire top-level experts in order to deepen our existing service offerings and to add new experts and related professional staff to new practice areas.  Prior to our initial public offering, our primary source of liquidity had been borrowings under our revolving credit and term loan facilities, supplemented by cash flows from operating activities.

Net cash used by operations in the first quarter of 2004 was $11.6 million as compared to $1.2 million in the first quarter of 2003.  The primary operating uses of cash in the first quarter of 2004 was net income of $3.3 million offset by an increase in accounts receivable of $5.1 million due to an increase in expert and professional staff revenue for the first quarter of 2004, payment of $5.4 million for signing bonuses primarily related to our European expansion, an increase of $1.2 million in other current assets and receivables from experts, a decrease in accrued compensation of $1.9 million resulting from the payment of the prior year’s bonuses and a decrease in other current liabilities of $1.1 million due to the payment of previously taxed but undistributed earnings of the LLC.  We will make a final payment of  $1.2 million for previously taxed but undistributed earnings of the LLC to an affiliate in the second quarter of 2004.

Net cash used by investing activities was $19.6 million for the first quarter of 2004 as compared to $336,000 for the first quarter of 2003.  Investing activities in the first quarter of 2004 was primarily comprised of the acquisitions of Economic Analysis LLC for $15.4 million in cash and Low Rosen Taylor Soriano for a cash payment of $3.7 million.

Net cash provided by financing activities was not significant.  Net cash provided by financing activities in the first quarter of 2003 was $3.4 million due primarily to $11.0 million of bank borrowings offset by $6.5 million of repayments and additional loan fees.

In connection with the acquisition of Economic Analysis LLC, we have agreed to make earn out payments of up to $2.6 million per year for three years if specified revenue and profitability targets are achieved, and additional payments of up to $2.0 million payment if certain revenue targets are met.  Additional purchase price will be recorded in subsequent years, if the performance targets are met.

In connection with the acquisition of Low Rosen Taylor Soriano, we have agreed to make earn out payments of up to $4.2 million over a four-year period if specified profitability targets are achieved.  Additional purchase price will be recorded in subsequent years if the performance targets are met.

Primarily in connection with our European expansion, we have agreed to pay additional signing bonuses of $4.5 million in the third quarter of 2004.  In addition, we have agreed to pay performance bonuses in 2005 and 2006 provided certain revenue and gross margin targets are achieved.

The Company’s revolving credit facility provides for a maximum borrowing capacity of $18 million, $2 million of which can be used to secure letters of credit.  We currently have no outstanding borrowings on the revolving credit facility and outstanding letters of credit for $1.0 million.  Our revolving credit facility expires in March 2006, at which time all outstanding borrowings, if any, are required to be repaid.

Future needs

We believe the remainder of the net proceeds from the sale of common stock in our initial public offering, the funds generated by operations, and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our cash requirements related to future activities will be funded by these sources. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term, however there can no assurance that inflation will not have an adverse effect on our financial results and position in the future.

Factors Affecting Future Performance

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

Similar to other professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts and as a result, experts can terminate their relationship with us at any time and immediately begin to compete against us. The top five experts accounted for 21% of our revenues during the first three months of 2004. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

•                  our experts’ use of professional staff to perform the projects they obtain from clients and the nature of specific client engagements, some of which require greater professional staff involvement than others;

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

Expert revenue from our performance-based fee service offering is difficult to predict and recovery is uncertain.

Performance-based expert fees comprised less than 1% of our total revenue in the quarter ended March 31, 2004. Because these fees are contingent on the amounts recovered by our clients, revenue on such cases, which is recognized generally on receipt, is not certain, the timing or amount of recovery are difficult to predict, and revenue may not arrive evenly through the year, thereby affecting our quarter by quarter results.

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

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of experts and by acquiring other expert services firms. However, we may be unable to identify, hire, acquire or successfully integrate new experts and consulting practices without substantial expense, delay or other operational or financial problems. And, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional experts or acquiring other expert services firms could also involve a number of additional risks, including:

•                  the diversion of management’s time, attention and resources, especially since Dr. Teece, our Chairman, and Mr. Kaplan, our President, also provide consulting services that account for a significant amount of our revenues;

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

We have encountered these risks after hiring individuals and groups of experts and acquiring expert practices, and we anticipate that we will encounter these risks in connection with future hiring and acquisitions.

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

We provide our services primarily in connection with significant or complex decisions, disputes and regulatory proceedings that are usually adversarial or involve sensitive client information. Our engagement by a client may preclude us from accepting projects with our clients’ competitors or adversaries because of conflicts of interest or other business reasons. As we increase the size of our operations, the number of conflict situations can be expected to increase. Moreover, in many industries in which we provide services, for example the petroleum industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new projects as a result of conflicts of interest. If we are unable to accept new assignments for any reason, our professional staff may become underutilized, which would adversely affect our revenues and results of operations in future periods.

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

In litigation, we believe that there has been an increase in the frequency of challenges made by opposing parties to the qualifications of experts. In the event a court or other decision-maker determines that an expert is not qualified to serve as an expert witness in a particular matter, then this determination could harm the expert’s reputation and ability to act as an expert in other engagements which could in turn harm our business reputation and our ability to obtain new engagements.

Our engagements could result in professional liability, which could be very costly and hurt our reputation.

Our projects typically involve complex analysis and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. Many of our projects involve matters that could have a severe impact on a client’s business, cause a client to gain or lose significant amounts of money or assist or prevent a client from pursuing desirable business opportunities. If a client questions the quality of our work, the client could threaten or bring a lawsuit to recover damages or contest its obligation to pay our fees. Litigation alleging that we performed negligently or breached any other obligations to a client could expose us to significant liabilities and damage our reputation. We carry professional liability insurance to cover most of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the amounts in controversy or the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability. Litigation, regardless of the outcome, is often very costly, could result in distractions to our management and experts and could harm our business and our reputation.

Intense competition from economic, business and financial consulting firms could hurt our business.

The market for expert consulting services is intensely competitive, highly fragmented and subject to rapid change. Many of our competitors are national and international in scope and have significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. We may be unable to compete successfully with our existing competitors or with any new competitors. There are relatively low barriers to entry, and we have faced and expect to continue to face additional competition from new entrants into the economic, business and financial consulting industries. In the litigation and regulatory expert services markets, we compete primarily with economic, business and financial consulting firms and individual academics. Expert services are also available from a variety of participants in the business consulting market, including general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, small “niche” consulting companies and the internal professional resources of companies.

We are subject to additional risks associated with international operations.

We currently have operations in Argentina, Australia, Belgium, Canada, France, New Zealand, Spain, South Korea and the United Kingdom. In the first quarter of 2003 and 2004, 8% and 11%, respectively, of our revenues was attributable to activities outside of the United States. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Currency risk

We currently have operations in Argentina, Australia, Belgium, Canada, France, New Zealand, South Korea, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each area. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected.

ITEM 4.  CONTROLS AND PROCEDURES

(a)                Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chairman of the Board and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chairman of the Board and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)               Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

We are a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

Use of proceeds

The Company’s registration statement (Securities and Exchange Commission file number 333-108189) was declared effective on November 13, 2003, under which it sold 8,625,000 shares of its Common Stock (par value $.001) at $17.00 per share for total proceeds of $146,625,000.  The Company’s managing underwriter was UBS Securities LLC.

As of December 31, 2003, $85.5 million from the proceeds of the offering were used as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2003.  Proceeds from the Company’s offering used in the first quarter of 2004 were as follows:

•	Purchase of substantially all of the assets of Economic Analysis, LLC	$15.4
•	Acquisition of Low Rosen Taylor Soriano	$3.8
•	Signing bonuses	$5.4
•	Other working capital requirements	$6.2
•	Distributions to unitholders of LECG Holding Company, LLC for previously taxed but
	undistributed earnings paid to:
	• officers, directors and owners of more than 10% of the Company’s stock	$0.7
	• all others	$1.1
•	Distributions to unitholders of LECG Holding Company, LLC for estimated tax
	payments through the period from January 1, 2003 to November 13, 2003:
	• officers, directors and owners of more than 10% of the Company’s stock	$0.9
	• all others	$0.4
Proceeds of offering used in the first quarter of 2004		$33.9
Previously reported use of proceeds		$85.5
Total proceeds of offering used through March 31, 2004		$119.4

Item 6.    Exhibits and Report on Form 8-K

(a)  Exhibits

Exhibit 2.1

Asset Purchase Agreement entered into as of March 1, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, LLC, the members of Economic Analysis, LLC, and other related parties identified therein, which is incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 25, 2004.  Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated by the mark ***.  This Exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Exhibit 2.2

First Amendment to Asset Purchase Agreement dated as of March 17, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, LLC, the members of Economic Analysis, LLC and other related parties identified therein, which is incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 25, 2004.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal executive officer

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal financial officer

Exhibit 32.1	Certifications pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

i.

On February 17, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K its Press Release, dated February 17, 2004 announcing results for the 2003 fourth quarter and year ended December 31, 2003.

ii.

On March 1, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 5 of Form 8-K its Press Release, dated March 1, 2004 announcing the signing of an asset purchase agreement with Economic Analysis, LLC.

iii.

On March 25, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 2 of Form 8-K its Press Release, dated March 17, 2004 announcing the completion of its purchase of substantially all of the assets of Economic Analysis, LLC.

iv.

On March 25, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K its Press Release, dated March 25, 2004 announcing revised results for the 2003 fourth quarter and year ended December 31, 2003.

v.

On April 4, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 2 of Form 8-K announcing its completion of the acquisition of Economic Analysis, LLC along with Exhibits 2.1 and 2.2 noted in this section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: May 12, 2004

/s/ David J. Teece
David J. Teece
Chairman of the Board of Directors
(Principal Executive Officer)

/s/ John C. Burke
John C. Burke
Chief Financial Officer
(Principal Financial Officer)