Form 10-Q
period 2004-06-30
LECG CORP
filed 2004-08-05
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number ________

LECG CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-0569994
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
2000 Powell Street, Suite 600
Emeryville, California 94608	(510) 985-6700
(Address of principal executive offices	(Registrant’s telephone number,
including zip code)	including area code)

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

As of July 20, 2004, there were 22,257,823 shares of the registrant’s common stock outstanding.

Part I.             FINANCIAL INFORMATION

Item 1.            Financial Statements

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters and Six Months Ended June 30, 2004 and 2003
(in thousands, except per share data)
(unaudited)

	Quarter ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$53,671	$41,432	$96,781	$80,232
Cost of services:
Compensation and project costs	(35,775)	(28,385)	(64,272)	(54,596)
Equity-based compensation	53	(107)	224	(169)
Total cost of services	(35,722)	(28,492)	(64,048)	(54,765)
Gross profit	17,949	12,940	32,733	25,467
Operating expenses:
General and administrative expenses	(10,008)	(6,775)	(18,601)	(14,485)
Depreciation and amortization	(1,058)	(1,285)	(1,813)	(2,516)
Operating income	6,883	4,880	12,319	8,466
Interest income	71	6	182	21
Interest expense	(55)	(569)	(122)	(1,426)
Other income (expense), net	(26)	148	(53)	243
Income before income tax	6,873	4,465	12,326	7,304
Provision for income taxes	(2,803)	—	(5,005)	—
Net income	4,070	4,465	7,321	7,304
Accrued preferred dividends and accretion of preferred shares	—	(1,045)	—	(2,059)
Net income available to common shares	$4,070	$3,420	$7,321	$5,245
Net income per share:
Basic	$0.19	$0.27	$0.34	$0.42
Diluted	$0.17	$0.23	$0.32	$0.35
Share amounts:
Basic	21,717	12,466	21,561	12,466
Diluted	23,324	14,984	23,241	14,957

See notes to interim condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$33,578	$67,177
Accounts receivable, net of allowance of $519 and $482	65,765	46,708
Prepaid expenses	2,702	2,708
Deferred taxes	9,059	9,802
Current portion of signing bonuses and other	8,919	3,868
Total current assets	120,023	130,263
Property and equipment, net	6,055	4,506
Goodwill	43,596	23,976
Other intangible assets	1,117	533
Signing bonuses and other assets	14,526	3,864
Total assets	$185,317	$163,142
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities.	$13,030	$5,733
Accrued compensation	34,098	29,270
Deferred revenue	862	732
Distributions payable	—	3,398
Total current liabilities	47,990	39,133
Other long-term liabilities	849	22
Shareholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 22,256,232 and 21,693,156 shares outstanding at June 30, 2004 and December 31, 2003, respectively	22	22
Additional paid-in capital	117,853	113,326
Receivable from shareholder	—	(290)
Deferred equity compensation	(1,881)	(2,193)
Accumulated other comprehensive income	551	510
Retained earnings	19,933	12,612
Total shareholders’ equity .	136,478	123,987
Total liabilities and shareholders’ equity	$185,317	$163,142

See notes to interim condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(in thousands)
(unaudited)

	Six months ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities
Net income	$7,321	$7,304
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	107	—
Depreciation and amortization of property and equipment	1,173	1,535
Amortization of deferred lease credits and other intangibles	640	981
Amortization of signing bonuses	1,507	774
Equity-based compensation	(224)	169
Other	69	(110)
Changes in assets and liabilities:
Accounts receivable	(17,951)	(5,678)
Prepaid and other current assets	(2,266)	(1,208)
Accounts payable and other accrued liabilities	7,090	(982)
Accrued compensation	445	1,017
Deferred revenue	81	290
Signing bonuses and other assets	(10,403)	(992)
Other liabilities	827	37
Net cash provided by (used in) operating activities	(11,584)	3,137
Cash flows from investing activities
Business acquisitions	(19,141)	—
Purchase of property and equipment	(2,063)	(772)
Deposits	(34)	(39)
Net cash used in investing activities	(21,238)	(811)
Cash flows from financing activities
Proceeds from issuance of common stock	1,109	—
Exercise of options	2,019	—
Receivable from shareholder	295	14
Borrowings under revolving credit facility	—	23,500
Repayments of long term debt	—	(2,050)
Repayments under revolving credit facility	—	(18,900)
Payment of loan fees	—	(751)
Distributions to common shareholders	(4,235)	(2,973)
Other	—	(2)
Net cash used in financing activities	(812)	(1,162)
Effect of exchange rates on changes in cash	35	7
Increase (decrease) in cash and cash equivalents	(33,599)	1,171
Cash and cash equivalents, beginning of period	67,177	2,576
Cash and cash equivalents, end of period	$33,578	$3,747
Supplemental disclosure:
Cash paid for interest	$272	$1,386
Cash paid for income taxes	$102	$85

See notes to interim condensed consolidated financial statements

LECG CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of presentation and operations

The accompanying condensed consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiary, LECG, LLC, (collectively, the “Company”, “Companies” or “LECG”).

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company’s experts may be either employees of the Company or independent contractors. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 17 other offices across the country. The Company also has international offices in Argentina, Australia, Canada, New Zealand, South Korea, Spain, Belgium, France and the United Kingdom.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Significant accounting policies

The consolidated statements of income for the quarters and six months ended June 30, 2004 and 2003, the consolidated balance sheet as of June 30, 2004 and the consolidated statements of cashflows for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cashflows. The December 31, 2003 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K as of that date. The results of operations for the quarter and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue recognition

Revenue includes all amounts earned that are billed or billable to clients, including reimbursable expenses.

Revenues primarily arise from time and material contracts, which are recognized in the period in which the services are performed. The Company also enters into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, generally when we have received payment for services we performed under the contract. Costs incurred on performance-based contracts are expensed in the period incurred. Revenues are also generated from fixed price contracts which are recognized as the agreed upon services are performed. Such revenues are not a material component of total revenues.

Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

Income taxes

The Company accounts for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Significant management judgment is required in determining if it is more likely than not that the Company will be able to utilize the potential tax benefit represented by its deferred tax assets. Consideration is given to evidence such as the history of taxable income, expiration periods for net operating losses and the Company’s projections. No valuation allowance was recorded at December 31, 2003 and June 30, 2004. We expect that our 2004 effective income tax rate will be the combined federal and state statutory rate of approximately 40.6%. Prior to November 13, 2003, the Company operated as a limited liability company and income taxes were passed through to and were the responsibility of the owners. Accordingly, no income taxes are provided for the quarter and six months ended June 30, 2003.

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

3.   Net income per share and share amounts

Basic net income per common share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of common shares issuable upon the exercise of options and restricted stock, are included in the diluted net income per common share calculation to the extent these shares are dilutive.

The following items impact the comparability of our financial results for the quarter and six months ended June 30, 2004 as compared to the same periods in 2003.

•       Prior to November 13, 2003, no income taxes were recorded or paid at the corporate level. In prior periods as an LLC, taxes were paid at the individual shareholder level, not by the Company.

•       Prior to November 13, 2003, we incurred preferred stock accretion and dividend charges in conjunction with our outstanding preferred units, which were redeemed due to the initial public offering; however they impacted the calculation of earnings per share.

•       Basic and diluted earnings per share for the quarter and six months ended June 30, 2004 include the effect of selling 8,625,000 shares in our initial public offering on November 13, 2003.

The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share amounts).

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income available to common shares—as reported	$4,070	$3,420	$7,321	$5,245
Weighted average shares outstanding:
Basic	21,717	12,466	21,561	12,466
Effect of dilutive stock options and restricted stock	1,607	2,518	1,680	2,491
Diluted	23,324	14,984	23,241	14,957
Net income per share:
Basic	$0.19	$0.27	$0.34	$0.42
Diluted	$0.17	$0.23	$0.32	$0.35

The following shares were excluded from the calculation of diluted net income per share, as these shares were antidilutive: 1.6 million, for the quarter and six months ended June 30, 2004, and 900,000 for the quarter and six months ended June 30, 2003.

4.   Equity-based compensation

The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s units at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method since the Company’s inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. If the computed values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards, net loss would have been the following (in thousands, except per share information):

	Quarter ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income available to common shares—as reported	$4,070	$3,420	$7,321	$5,245
Add (subtract): equity-based employee compensation expense (income) included in net income	(53)	107	(224)	169
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards	(1,042)	(599)	(1,950)	(1,106)
Pro forma net income	$2,975	$2,928	$5,147	$4,308
Basic earnings per share:
Net income available to common shares—as reported	$0.19	$0.27	$0.34	$0.42
Net adjustment for fair value based method	(0.05)	(0.04)	(0.10)	(0.08)
Net income available to common shares—pro forma	$0.14	$0.23	$0.24	$0.34
Diluted earnings per share:
Net income available to common shares—as reported	$0.17	$0.23	$0.32	$0.35
Net adjustment for fair value based method	(0.05)	(0.03)	(0.09)	(0.06)
Net income available to common shares—pro forma	$0.12	$0.20	$0.23	$0.29

The following weighted average assumptions are used in conjunction with the Black-Scholes method to determine compensation expense for the pro forma effect of applying FAS 123 to measure compensation expense for options and restricted shares issued to employees:

	Quarters ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Volatility	51%	70%	51%	70%
Risk-free interest rate	4.2%	2.8%	3.9%	2.8%
Expected term, in years	6.0	5.0	6.0	5.0

The Company granted 1,761,100 and 1,876,100 non-qualified options to purchase common shares in the quarter and six months ended June 30, 2004, respectively. Included in these grants were 750,000 non-qualified options to purchase common shares, at an exercise price of $21.85 per share, issued to each of Dr. David Teece, Chairman and Mr. David Kaplan, President. The options cliff-vest 8 2/3 years following the date of grant and expire in May 2013.

5.   Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income for the quarters and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income	$4,070	$4,465	$7,321	$7,304
Foreign currency translation adjustment	(73)	(32)	41	7
Comprehensive income	$3,997	$4,433	$7,362	$7,311

6.   Business acquisitions

In March 2004, the Company acquired the business (including certain assets and liabilities, five experts who were equity owners, and professional staff) of Economic Analysis, LLC, a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 shares of common stock with a fair market value of $1.0 million, of which $15.0 million was allocated to goodwill, $900,000 was allocated to contract rights (12-month amortization) and $500,000 was allocated primarily to property and equipment and other assets.   In addition, if specified revenue and profitability targets are achieved, we will make earn out payments of up to $2.6 million per year for three years and additional aggregate payments of up to $2.0 million if certain revenue targets are met. Additional purchase price will be recorded in subsequent years, if the performance targets are met.

In March 2004, the Company acquired the business (including certain assets and liabilities, five experts, four of whom were equity owners and professional staff) of Low Rosen Taylor Soriano, an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. The purchase price was $3.7 million paid in cash, of which $3.0 million was allocated to goodwill, $145,000 was allocated to contract rights (12-month amortization) and $570,000 was allocated primarily to property and equipment and other assets. In addition, if specified profitability targets are achieved, we will make earn out payments of up to $4.2 million over a four-year period. Additional purchase price will be recorded in subsequent years if the performance targets are met.

In accordance with the terms of the CFES Purchase Agreement (the “Agreement”) dated August 1, 2003, and as a result of achieving certain performance targets set forth in the Agreement, the Company recognized $1.6 million of additional goodwill as of June 30, 2004.

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

Other intangible assets generally represent contracts rights acquired. The balances in goodwill and other intangible assets as of June 30, 2004 were as follows (in thousands):

For the six months
ended
Goodwill	June 30, 2004
Balance at December 31, 2003	$23,976
Goodwill acquired:
Economic Analysis, LLC	15,032
Low Rosen Taylor Soriano	3,014
CFES	1,574
Balance at June 30, 2004	$43,596
Other intangible assets
Balance at December 31, 2003 (1)	$533
Intangibles acquired	1,045
Amortization expense	(461)
Balance at June 30, 2004 (1)	$1,117

(1)          Includes $100,000 of rights to license software under development, for which amortization will begin when the software is available for general release to customers.

Estimated annual amortization expense:
2004	$1,184
2005	294
Total	$1,478

8.   Employee benefit plans

Employee Stock Purchase Plan

In November 2003, the Company adopted an employee stock purchase plan (“ESPP”) under which eligible United States and New Zealand employees may purchase newly issued shares of common stock of the Company at 85% of the lower of the closing price of the Company’s common stock on the first and last day of the six-month offering periods, which end in April and November 2004. Employees pay for their shares through payroll deductions at a rate equal to any whole percentage from 1% to 15 % of their gross wages. There were 76,771 common shares issued under the ESPP in April 2004 at $14.45 per share.

The board of directors authorized 950,000 shares of common stock for issuance under the ESPP, which also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, equal to the lesser of: (1) 1.5% of the outstanding shares of our common stock on the first day of the fiscal year; (2) 500,000 shares; or (3) a lesser amount as determined by the board of directors. There are 873,229 shares available for issuance under the plan.

Deferred Compensation Plan

In March 2004, the Company adopted a deferred compensation plan under which highly compensated employees are eligible to defer up to 15% of their bonuses, salary, expert fees and project origination fees. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all compensation deferred under the plan, other than signing bonuses, and the earnings credited to his or her account. Signing bonuses and other employer contributions deferred under the plan vest ratably over a specified forfeiture period. The employee deferrals are invested through a trust.

9.   Commitments and contingencies

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against LECG and one of its experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of LECG’s hiring of professionals in March 2004 who were formerly employed by NERA in the United States and Europe. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that LECG interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by LECG and contains a demand for a jury trial.

LECG is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

LECG is also a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of LECG’s management, would not have a material adverse effect on LECG’s business, financial position or results of operations.

LECG currently has outstanding letters of credit for $1.0 million under its revolving credit facility, which expires in March 2006, at which time all outstanding borrowings, if any, are required to be repaid.

10.   Subsequent events

In August 2004, the Company acquired all of the outstanding shares of Silicon Valley Expert Witness Group, Inc., a firm specializing in complex technology and intellectual property disputes, with a network of over 400 affiliated scientific and engineering experts. The purchase price of $9.0 million was comprised of $5.0 million paid in cash, the issuance of 56,850 shares of common stock with a fair market value of $1.0 million, and deferred payments totaling $3.0 million to be paid no later than 2009, only the timing of which are dependent upon performance. In addition, if specified annual performance targets are met, we will make earn out payments of up to $3.0 million over a five-year period.

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

We are a provider of expert services. We provide independent testimony, original authoritative studies and strategic advice to help resolve commercial disputes and inform legislative, judicial and regulatory decision makers. Our experts and professional staff conduct sophisticated economic, financial and statistical analyses for our clients. Our experts are renowned academics, former high-level government officials, experienced industry leaders, technical analysts and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff.

Initial public offering

On November 13, 2003 we completed our initial public offering in which we issued 8,625,000 shares of our Common Stock at $17.00 per share and received net proceeds of $134.1 million. In connection with this offering:

                                                           (i)  holders of common units of LECG Holding Company, LLC became holders of shares of common stock of LECG Corporation, a Delaware C corporation;

                                                       (ii)  such holders received $14.1 million in previously taxed but undistributed earnings of LECG retained during the period beginning September 29, 2000 and ending November 13, 2003, and approximately $1.3 million to cover their additional income tax liabilities for 2003; and

                                                   (iii)  we redeemed all of the outstanding Redeemable Class A preferred units of LECG Holding Company, LLC for approximately $40.7 million, which was equal to their original issuance price plus cumulative dividends that had accrued at a rate of 8% per annum, compounded quarterly.

2004 Acquisitions and recruitment of experts

An important element of our growth strategy is the hiring of additional experts. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new practice areas. While recruiting and hiring of experts occurs on a regular basis, we have added several large groups of experts and related professional staff in the first six months of 2004, primarily in Spain, Belgium and France.

In March 2004, we acquired the business (including certain assets and liabilities, five experts who were equity owners, and professional staff) of Economic Analysis, LLC, a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 shares of common stock with a fair market value of $1.0 million, of which $15.0 million was allocated to goodwill, $900,000 was allocated to contract rights (12-month amortization) and $500,000 was allocated primarily to property and equipment and other assets. In addition, if specified revenue and profitability targets are achieved, we will make earn out payments of up to $2.6 million per year for three years and additional aggregate payments of up to $2.0 million if certain revenue targets are met. Additional purchase price will be recorded in subsequent years if the performance targets are met.

In March 2004, we acquired the business (including certain assets and liabilities, five experts, four of whom were equity owners and professional staff) of Low Rosen Taylor Soriano, an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. The purchase price was $3.7 million paid in cash, of which $3.0 million was allocated to goodwill, $145,000 was allocated to contract rights (12-month amortization) and $570,000 was allocated primarily to property and equipment and other assets. In addition, if specified profitability targets are achieved, we will make earn out payments of up to $4.2 million over a four-year period. Additional purchase price will be recorded in subsequent years if the performance targets are met.

In March 2004, we hired two experts and other professional staff in connection with the opening of three new offices in Europe.  In connection with our hiring efforts in the United States and Europe during the six months ended June 30, 2004, we paid $9.5 million in signing bonuses and have agreed to pay additional signing bonuses of approximately $5.2 million, primarily in the third quarter of 2004. Such amounts will be amortized over periods ranging from two to seven years. In addition, we have agreed to pay significant performance bonuses in 2005 and 2006 provided certain substantial revenue and gross margin targets are achieved.

In August 2004, we acquired all of the outstanding shares of Silicon Valley Expert Witness Group, Inc., a firm specializing in complex technology and intellectual property disputes, with a network of over 400 affiliated scientific and engineering experts. The purchase price of $9.0 million was comprised of $5.0 million paid in cash, the issuance of 56,850 shares of common stock with a fair market value of $1.0 million, and deferred payments totaling $3.0 million to be paid no later than 2009, only the timing of which are dependent upon performance. In addition, if specified annual performance targets are met, we will make earn out payments of up to $3.0 million over a five-year period.

Operations

Historically, we have derived our revenues almost exclusively from professional service fees that are billed at standard hourly rates on a time and expense basis. Revenues related to these services are recognized when the earnings process is complete and collectibility is reasonably assured. We also offer services related to large environmental claims for which our fee includes a significant performance-based component. Due to the uncertainty regarding the amount and timing of performance-based compensation, revenues from this service offering are recognized in the period when the earnings process is complete, generally when we have received payment for the services we have performed under the contract. Since July 1, 2002, these performance-based expert fees have ranged from 0% to 11% of our quarterly total revenues. For the six months ended June 30, 2004, performance-based expert fees comprised approximately 2% of our revenues.

Revenues are comprised of:

•       Fees for the services of our professional staff;

•       Fees for the services of our experts;

•       Performance-based expert fees relating to environmental claims; and

•       Amounts we charge for services provided by others and costs reimbursable by clients, including travel, document reproduction, messenger services and other costs.

The following table summarizes our revenues from these sources by quarter for the last 8 quarters (in thousands).

	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2002	2002	2003	2003	2003	2003	2004	2004
Expert and professional staff revenues	$32,871	$33,140	$35,331	$37,076	$39,848	$37,199	$41,100	$49,167
Performance-based expert fees	248	3,465	1,990	2,146	—	4,856	315	1,492
Reimbursable expenses	1,639	1,487	1,479	2,210	1,703	1,756	1,695	3,012
Revenues	$34,758	$38,092	$38,800	$41,432	$41,551	$43,811	$43,110	$53,671

Compensation and project costs are comprised of:

•       Salary, bonuses, taxes and benefits of all professional staff and a limited number of experts;

•       Compensation to experts based on a percentage of their individual professional fees;

•       Compensation to experts based on specified revenue and gross margin performance targets;

•       Fees paid or payable to experts as project origination fees;

•       Costs that are reimbursable by clients, including travel, document reproduction, messenger services and other costs; and

•       Signing bonuses including amortization expense associated with signing bonuses subject to vesting over time.

Hourly fees charged by the professional staff that supports our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Under our business model, most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 76% of their individual billings on particular projects. Experts are paid when we have received payment from our clients. Any outstanding advances previously paid to experts are deducted from such payments.

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

Hiring of additional experts sometimes involves the payment of cash signing bonuses. Signing bonuses are generally amortized over the term defined in the employment agreement for the period during which they could be recovered from the employee if he or she were to leave us prior to a specified date. Most of our agreements allow us to recover signing bonuses over periods generally ranging from two to seven.years.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenues include all amounts earned that are billed or billable, including reimbursable expenses. Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

Revenues primarily arise from time and material contracts, which are recognized in the period the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and we have received payment for the services we performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such fixed price contract revenues are not a material component of total revenues.

Provision for income taxes

From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

In connection with our November 2003 initial public offering, we became a C corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. No valuation allowance was recorded at December 31, 2003 and June 30, 2004. We expect that our 2004 effective income tax rate will be approximately 40.6%.

Goodwill and identifiable intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made through June 30, 2004. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant under performance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value.

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

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles and are generally amortized over 12 to 18 months.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our assessment, we review the discounted expected future cash flows to be generated by the assets. At December 31, 2002 and 2003, we concluded that there was no impairment in our intangible assets.

RESULTS OF OPERATIONS

Comparability of financial results

The following items impact the comparability of our financial results for the quarter and six months ended June 30, 2004 as compared to the same periods in 2003.

•       Prior to November 13, 2003, no income taxes were recorded or paid at the corporate level. In prior periods as a limited liability company, taxes were paid at the individual shareholder level, not by us.

•      Prior to November 13, 2003, we incurred preferred stock accretion and dividend charges in conjunction with our outstanding preferred units, which were redeemed due to our initial public offering; however they impacted the calculation of earnings per share.

•       Basic and diluted earnings per share for the quarter and six months ended June 30, 2004 include the effect of selling 8,625,000 shares in our initial public offering on November 13, 2003.

Quarter ended June 30, 2004 compared to quarter ended June 30, 2003

Revenues

Revenues for the second quarter of 2004 increased $12.2 million, or 30%, to $53.7 million from $41.4 million for the same quarter in 2003. The increase included a $12.1 million, or 33%, increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 19% increase in the number of expert and professional staff billable hours. Underlying this growth is the addition of 64 experts and 62 professional staff members since June 30, 2003 as a result of our recruitment efforts, acquisitions and our European expansion. In addition, there was a    13% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. Offsetting this increase was a decrease in expert revenues from our performance-based services of  $654,000, or 30%, to $1.5 million in the second quarter of 2004 from $2.1 million for the same quarter in 2003. The decrease was due primarily to the timing of collections for performance-based engagements. Revenue on these engagements is recognized when payment is received.

Cost of services

•                    Compensation and project costs. Compensation and project costs in the second quarter of 2004 increased $7.4 million, or 26%, to $35.8 million from $28.4 million for the same quarter of 2003.

Compensation and project costs increased as a consequence of our growth in revenues, as we added 64 experts, and most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. In addition, the number of salaried professional staff increased by 62 from 295 as of June 30, 2003 to 357 as of June 30, 2004. The increase in cost of services also reflects increases in professional staff compensation rates and the increased amortization of signing bonuses of $1.1 million for the quarter ended June 30, 2004, an increase of $700,000 from $428,000 for the same quarter of 2003, resulting from our effort to recruit expert and professional staff. Compensation and project costs also include project origination fees of $3.4 million for the second quarter of 2004, or an increase of $720,000 over the same period of 2003, consistent with the growth in revenues.

•                    Equity-based compensation. Equity-based compensation in the second quarter of 2004 contributed $53,000 to gross margin due primarily to the lower share price of our stock at June 30, 2004 as compared to March 31, 2004 and the associated variable accounting effect of certain restricted shares and options subject to performance based vesting. The primary source of our variable accounting benefit in 2004 has been restricted shares subject to a non-recourse note. The note was repaid in May 2004, thereby eliminating the impact of variable accounting resulting from these restricted shares in the future.

Operating expenses

Operating expenses in the second quarter of 2004 increased $3.0 million, or 37%, to $11.1 million from $8.1 million for the same quarter of 2003. The increase was due in part to additions to our administrative and support staff and related payroll costs of $614,000. Our facilities costs increased $883,000 in connection with the expansion of existing offices, moving into our new London location and the opening of five new offices including our three new European offices since June 30, 2003. The use of outside professional services increased by $745,000 over the same period in 2003 resulting from increased legal fees, which were due in part to start up services performed for our European operations and general corporate matters, costs associated with our public company status including our Sarbanes-Oxley compliance costs and tax consulting and compliance services.

Interest expense

Interest expense for the second quarter of 2004 decreased $514,000 to $55,000 from $569,000 for the second quarter of 2003. The decrease was due to the absence of outstanding borrowings on both the revolving credit facility and the term loan throughout the first quarter of 2004 as the result of repaying the outstanding balances in mid-November 2003. Interest expense includes the amortization of fees paid in connection with our credit facility.

Income tax provision

From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, LECG paid no significant income taxes on its own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

In connection with our initial public offering, we became a C corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes. We estimate that our annual effective tax rate for 2004 will be approximately 40.6%. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $2.1 million for options exercised in the quarter ended

June 30, 2004 and have reduced deferred tax assets and increased additional paid in capital by $700,000 and $1.4 million, respectively.

Accrued preferred dividends and accretion of preferred units

In 2004, we no longer had an obligation to pay or accrue preferred Class A dividends or recognize accretion on preferred shares as a consequence of having redeemed all outstanding shares of our preferred Class A stock in November 2003. In the second quarter of 2003, we accrued preferred dividends and accretion of  $1.0 million, thereby reducing net income available to common shareholders.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Revenues

Revenues for the six months ended June 30, 2004 increased $16.5 million, or 21%, to $96.8 million from $80.2 million for the same period in 2003. This increase included a $17.9 million, or 25% increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 12% increase in the number of expert and professional staff billable hours, in addition to a 13% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. Underlying this growth is the addition of 64 experts and 62 professional staff members since June 30, 2003 as a result of our recruitment efforts, acquisitions of the businesses of the Center for Forensic Economic Studies in August 2003, Low Rosen Taylor Soriano and Economic Analysis, LLC in March 2004 and our European expansion. Offsetting this increase was a decrease in expert revenues from our performance-based services of  $2.3 million to $1.8 million for the six months ended June 30, 2004 from $4.1 million for the same period in 2003.

Cost of services

•                    Compensation and project costs. Compensation and project costs in the six months ended June 30,2004 increased $9.7 million, or 18%, to $64.3 million from $54.6 million for the same period in 2003. Compensation and project costs increased as a consequence of our growth in revenues, as we added 64 experts since June 30, 2003, 46 of which were added in the six months ended June 30, 2004, and most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. In addition, the number of salaried professional staff increased by 62 from 295 as of June 30, 2003 to 357 as of June 30, 2004, 59 of which were added in the six months ended June 30, 2004. The increase in cost of services also reflects increases in professional staff compensation rates and the increased amortization of signing bonuses of $1.6 million for the six months ended June 30, 2004, an increase of $800,000 from $800,000 for the same period of 2003, resulting from our effort to recruit expert and professional staff. Compensation and project costs also include project origination fees of $6.2 million for the six months ended June 30, 2004, or an increase of $1.0 million over the same period of 2003, consistent with the growth in revenues.

•                    Equity-based compensation. Equity-based compensation in the six months ended June 30, 2004 contributed $224,000 to gross margin due primarily to the lower share price of our stock at June 30, 2004 as compared to December 31, 2003 and the associated variable accounting effect of certain restricted shares and options subject to performance based vesting.  The primary source of our variable accounting benefit in 2004 has been restricted shares subject to a non-recourse note. The note was repaid in May 2004, thereby eliminating the impact of variable accounting resulting from these restricted shares in the future.

Operating expenses

Operating expenses in the six months ended June 30, 2004 increased $3.4 million, or 20%, to $20.4 million from $17.0 million for the same period of 2003. The increase was due in part to increases in administrative and support personnel and related payroll costs of $790,000 and facilities costs increases of $1.1 million in connection with the expansion of existing offices and the opening of five new offices since June 30, 2003. The use of outside professional services increased by $810,000 over the same period in 2003 resulting from increased legal, accounting and tax consulting fees, which were due in part to start up services performed for our European operations, general corporate matters and costs associated with our public company status including our Sarbanes-Oxley compliance effort and tax consulting and compliance services. Contributing to the overall increase in operating expenses was an increase of $400,000 for computer related and supply costs due to the increased workforce and administrative related activity, and increases in personnel and recruitment costs of $590,000 primarily due to our ongoing efforts to recruit experts and staff. Offsetting these increases was a $700,000 decrease in depreciation and amortization expense due to the full amortization by December 2003 of certain intangible assets acquired in July 2002.

Interest expense

Interest expense decreased $1.3 million to $122,000 in the six months ended June 30, 2004 from $1.4 million for the same period in 2003. The decrease was due to the absence of outstanding borrowings on both the revolving credit facility and the term loan throughout the first quarter of 2004 as the result of repaying the outstanding balances in mid-November 2003.

Income tax provision

From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

In connection with our initial public offering, we became a C corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes. We estimate that our annual effective tax rate for 2004 will be approximately 40.6%. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $2.1 million for options exercised in the six months ended June 30, 2004 and have reduced deferred tax assets and increased additional paid in capital by $700,000 and $1.4 million, respectively.

Accrued preferred dividends and accretion of preferred units

In 2004, we no longer had an obligation to pay or accrue preferred Class A dividends or recognize accretion on preferred shares as a consequence of having redeemed all outstanding shares of our preferred Class A stock in November 2003. In the same period of 2003, we accrued preferred dividends and accretion of  $2.1 million, thereby reducing net income available to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition remains strong following our initial public offering on November 13, 2003, in which we sold 8,625,000 shares of our common stock at $17.00 per share for net proceeds of $134.1 million, after underwriters’ discount and costs of offering. As of June 30, 2004, we had $33.6 million in cash, primarily in money market accounts and no outstanding bank borrowing under our revolving credit facility. Our primary financing need will continue to be to fund our growth. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographical areas and practice areas. We expect to continue to search for and acquire top-level experts in order to deepen our existing service offerings and to add new experts and related professional staff to new practice areas. Prior to our initial public offering, our primary source of liquidity had been borrowings under our revolving credit and term loan facilities, supplemented by cash flows from operating activities. Our current sources of cash are the remaining proceeds from the initial public offering and cash generated by operations, which have been augmented by the proceeds from option exercises and the sale of common shares through our Employee Stock Purchase Plan.

Net cash used by operations in the six months ended June 30, 2004 was $11.6 million as compared to $3.1 million provided by operations in the same period in 2003. The primary sources and uses of cash from operations in the first six months of 2004 were net income of $7.3 million, which included non-cash expenses of $3.3 million, offset by an increase in accounts receivable of $18.0 million due to an increase in expert and professional staff revenue and longer billing and collection periods, due in part to billing activities associated with new clients, new experts and certain large project balances. Signing bonuses increased by $9.5 million related to our recruitment effort including our European expansion. Prepaid expenses and advances to experts increased $2.3 million primarily due to differences in the timing of payments to experts for advances as compared to payments for fees earned. Accounts payable and accrued liabilities increased by $7.1 million, due in part to the timing of vendor payments and an increase in federal and states taxes payable. Other assets increased $906,000 due to contributions to our deferred compensation plan. We have recognized a liability to participants in this plan consistent with the level of plan assets.

Net cash used by investing activities in the six months ended June 30, 2004 was $21.2 million as compared to $811,000 for the same period in 2003. Investing activities in the six months ended June 30, 2004 were comprised of the acquisitions of Economic Analysis LLC for $15.4 million and Low Rosen Taylor Soriano for $3.7 million and investment in property and equipment of $2.1 million, due in part to our new London office space.

Net cash used in financing activities was $800,000, due to $2.0 million of proceeds from the exercise of options to purchase common stock and $1.1 million from the issuance of 77,000 shares of common stock in connection with our Employee Stock Purchase Plan, offset by payments for accrued distributions to shareholders of $4.2 million for previously taxed but undistributed earnings and estimated taxes of the LLC. We do not anticipate that there will be any additional distributions to shareholders relating to the prior LLC status. Net cash used in financing activities for the six months ended June 30, 2003 was $1.2 million due to $1.8 million of bank borrowings offset by $3.0 million of tax distributions to LLC members.

In connection with the acquisition of Economic Analysis LLC, we have agreed to make earn out payments of up to $2.6 million per year for three years if specified revenue and profitability targets are achieved, and additional payments of up to $2.0 million if certain revenue targets are met. Additional purchase price will be recorded in subsequent years, if the performance targets are met.

In connection with the acquisition of Low Rosen Taylor Soriano, we have agreed to make earn out payments of up to $4.2 million over a four-year period if specified profitability targets are achieved. Additional purchase price will be recorded in subsequent years if the performance targets are met.

We have also agreed to pay additional signing bonuses of approximately $5.2 million, primarily in connection with our European expansion, most of which will be paid in the third quarter of 2004. In addition, we have agreed to pay substantial performance bonuses in 2005 and 2006 provided certain revenue and gross margin targets are achieved.

On August 2, 2004, we acquired all of the outstanding shares of Silicon Valley Expert Witness Group, a firm specializing in complex technology intellectual property disputes, with a network of over 400 affiliated scientific and engineering experts. The purchase price of $9.0 million was comprised of $5.0 million paid in cash, the issuance of 56,850 shares of common stock with a fair market value of $1.0 million, and deferred payments totaling $3.0 million to be paid no later than 2009, only the timing of which are dependent upon performance. In addition, if specified annual performance targets are met, we will make earn out payments of up to $3.0 million over a five-year period.

In accordance with the terms of the CFES Purchase Agreement (the “Agreement’’) dated August 1, 2003, we will pay a total of $2.1 million in the third quarter of 2004 to the former principals of CFES, who are currently our experts, as a result of achieving certain performance targets set forth in the Agreement. The $2.1 million is comprised of a $1.6 million payment representing additional purchase price and a $520,000 payment representing accrued compensation.

The Company’s revolving credit facility provides for a maximum borrowing capacity of $18.0 million, $2.0 million of which can be used to secure letters of credit. We currently have no outstanding borrowings on the revolving credit facility and have outstanding letters of credit for $1.0 million. Our revolving credit facility expires in March 2006, at which time all outstanding borrowings, if any, are required to be repaid.

Future needs

We believe funds generated by our operations, the remaining proceeds from our initial public offering and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our cash requirements related to future operations will be funded with cash generated from operations and short-term borrowings. Cash payments for signing bonuses and acquisitions could affect our anticipated cash needs. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term, however there can no assurance that inflation will not have an adverse effect on our financial results and position in the future.

FACTORS AFFECTING FUTURE PERFORMANCE AND MARKET PRICE OF COMMON STOCK

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

Similar to other professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts and as a result, experts can terminate their relationship with us at any time and immediately begin to compete against us. The top five experts accounted for 19% of our revenues during the first six months of 2004. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

Since the management buyout we have experienced significant growth in the number of our experts and professional staff. We have also expanded our practice areas and have opened offices in new locations in the United States and overseas. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability. This need to augment our support infrastructure due to growth is compounded by our decision to become a public reporting company, and the increased expense that will arise in complying with existing and new regulatory requirements. We must be able to prepare accurate and timely financial information, particularly as it relates to the on-going obligations of a public company. We may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Any failure to successfully manage growth could harm our financial results and business prospects.

Expert revenue from our performance-based fee service offering is difficult to predict and recovery is uncertain.

Performance-based expert fees comprised 2% of our total revenue for the six months ended June 30, 2004. Because these fees are contingent on the amounts recovered by our clients, revenue on such cases, which is recognized generally on receipt, is not certain, the timing of recovery is difficult to predict, and revenue may not arrive evenly through the year, thereby affecting our quarter by quarter results.

We depend on the complex damages, competition policy/antitrust and environmental claims consulting practice areas, which could be adversely affected by changes in the legal, regulatory and economic environment.

Our business is heavily concentrated in the practice areas of complex damages, competition policy/antitrust, including mergers and acquisitions and environmental claims. Projects in our complex damages practice area accounted for 26% and 23% of our billings in 2003 and the first six months of 2004, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 19% and 22% of our billings in 2003 and the first six months of  2004, respectively, and projects in our environmental claims practice area accounted for 22% and 17% of our billings in 2003 and the first six months of 2004, respectively. Changes in the federal antitrust laws or the federal regulatory environment, changes in environmental laws or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. For example, Senate Bill 1125 provides for the creation of a trust fund as the exclusive remedy to resolve the claims of victims for bodily injury caused by asbestos exposure which, if enacted into law, would negatively impact our environmental claims practice area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We currently have operations in Argentina, Australia, Belgium, Canada, France, New Zealand, Spain, South Korea and the United Kingdom. In the first six months of 2003 and 2004, 8% and 12%, respectively, of our revenues was attributable to activities outside of the United States. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

Our dispute with Navigant Consulting, Inc. and National Economic Research Associates, Inc. could harm our business and financial results.

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

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts. This action arises out of our hiring of professionals in March 2004 who were formerly employed by NERA in the United States and Europe. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that we interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by us and contains a demand for a jury trial. A decision against us in this case could harm our financial results and financial position.

Our financial results could suffer if we are unable to retain certain experts whose options and restricted stock vesting was accelerated.

In December 2002, we accelerated the vesting of 846,792 stock options held by 45 experts and the acceleration of the vesting of 1,025,679 shares of restricted stock held by 17 experts. These accelerated options and restricted shares are subject to a lock-up agreement under which the shares issuable upon exercise of the options and the restricted shares cannot be sold until such time as the options and restricted shares would have otherwise vested absent the acceleration. The restricted shares and most of the options would have vested on September 30, 2004. The acceleration of the vesting of such stock options and shares of restricted stock could make it more difficult for us to retain the services of experts holding them as such experts may have less incentive to continue their relationship with us. Furthermore, if an expert terminates employment prior to the time that such options or restricted stock would have vested, we would incur significant additional compensation expense for the period in which the expert left, in the amount of the fair market value of the options or stock at the time of acceleration minus the amounts previously expensed.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Cash investment policy

The Company has established cash investment guidelines consistent with the objectives of preservation and safety of funds invested, ensuring liquidity and optimizing yield on investment. Eligible investments include money market accounts, US Treasuries, US Agency securities, commercial paper, municipal bonds, AAA rated asset-backed securities, certificates of deposit and agency backed mortgage securities. We seek the highest quality credit rating available for each type of security used for investment purposes.  Maturities are not to exceed 18 months.

Interest rate risk

Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. As of June 30, 2004, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have international operations in Argentina, Australia, Canada, New Zealand, South Korea, France, Belgium, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each area. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate by 10%, we believe that our results from operations and cash flows would not be materially affected.

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

Part II. Other Information

Item 1. Legal Proceedings

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against LECG Corporation and LECG, LLC (collectively, “LECG”) and one of LECG’s experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts.

This action arises out of LECG’s hiring of professionals in March 2004 who were formerly employed by NERA in the United States and Europe. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that LECG interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by LECG and contains a demand for a jury trial. LECG is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

In addition, LECG is a party to certain other legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of LECG’s management, would not have a material adverse effect on LECG’s business, financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On March 1, 2004, we sold 50,891 shares of our common stock at an effective purchase price of $19.65 per share to 5 accredited experts in connection with our acquisition of the business and certain assets of Economic Analysis, LLC. The foregoing purchase and sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Use of proceeds

The Company’s registration statement (Securities and Exchange Commission file number 333-108189) was declared effective on November 13, 2003, under which it sold 8,625,000 shares of its Common Stock (par value $.001) at $17.00 per share for total proceeds of $146,625,000. The Company’s managing underwriter was UBS Securities LLC.

As of March 31, 2003, $119.4 million from the proceeds of the offering were used as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2003 and its quarterly report for the first quarter of 2004 filed on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2004. Proceeds from the Company’s offering used in the second quarter of 2004 were as follows (in millions):

• Signing bonuses	$4.1
• Other working capital requirements	5.4
• Distributions to unitholders of LECG Holding Company, LLC for previously taxed butundistributed earnings paid to:
• officers, directors and owners of more than 10% of the Company’s stock	1.1
• all others	—
Proceeds of offering used in the second quarter of 2004	10.6
Previously reported use of proceeds	119.4
Total proceeds of offering used through June 30, 2004	$130.0

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the second quarter of 2004.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 to April 30	5,859	(1)	$0.01	—	—
May 1 to May 31	-		—	—	—
June 1 to June 30	—		—	—	—

(1)      Represents shares of unvested restricted common stock repurchased from an employee at the original purchase price in accordance with the terms of the buy-sell agreement between the Company and the employee.

Item 6. Exhibits and Report on Form 8-K

(a)    Exhibits

Exhibit Number		Description of Exhibit
**2.1

Asset Purchase Agreement entered into as of March 1, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, LLC, the members of Economic Analysis, LLC, and other related parties identified therein

**2.2

First Amendment to Asset Purchase Agreement dated as of March 17, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, LLC, the members of Economic Analysis, LLC and other related parties identified therein

*3.1(a	)	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect
*3.2		Bylaws of LECG Corporation
*3.3		Articles of Organization of LECG Holding Company, LLC, a California limited liability company, as currently in effect
*3.4		Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect

Exhibit Number		Description of Exhibit
*3.5		Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, as currently in effect
*3.5(a	)

First Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated October 29, 2001

*3.5(b	)

Second Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated December 7, 2001

*3.5(c	)

Third Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated March 27, 2003

*3.5(d	)

Fourth Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated August 1, 2003

*3.5(e	)

Fifth Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated October 14, 2003.

*3.6		Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
*4.1		Form of the Registrant's Common Stock Certificate
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal executive officer
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal financial officer
32.1		Certifications pursuant to 18 U.S.C. Section 1350

*      Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-108189), as amended.

**    Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed April 1, 2004.

(b)          Reports on Form 8-K

                                        i.  On April 1, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 2 of Form 8-K announcing its completion of the acquisition of Economic Analysis, LLC.

                                    ii.  On May 13, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 12 of Form 8-K its Press Release, dated May 5, 2004 announcing results for the 2004 first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)
Date: August 3, 2004
/s/ David J. Teece
David J. Teece Chairman of the Board of Directors (Principal Executive Officer)
/s/ John C. Burke
John C. Burke Chief Financial Officer (Principal Financial Officr)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal executive officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal financial officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350