Form 10-Q
period 2004-09-30
LECG CORP
filed 2004-11-09
CIK 1192305

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50464

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

        As of October 19, 2004, there were 22,447,044 shares of the registrant's common stock outstanding.

LECG CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters and Nine Months Ended September 30, 2004 and 2003
(in thousands, except per share data)
(unaudited)

	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$56,066	$41,551	$152,847	$121,783
Cost of services:
Compensation and project costs	(36,849)	(27,129)	(101,121)	(81,725)
Equity-based compensation	(151)	(229)	73	(398)

Total cost of services	(37,000)	(27,358)	(101,048)	(82,123)

Gross profit	19,066	14,193	51,799	39,660
Operating expenses:
General and administrative expenses	(10,225)	(7,494)	(29,005)	(22,360)
Depreciation and amortization	(1,044)	(1,094)	(2,677)	(3,229)

Operating income	7,797	5,605	20,117	14,071
Interest income	69	9	251	30
Interest expense	(61)	(516)	(183)	(1,942)
Other income (expense), net	27	(97)	(27)	146

Income before income tax	7,832	5,001	20,158	12,305
Provision for income taxes	(3,179)	—	(8,184)	—

Net income	4,653	5,001	11,974	12,305
Accrued preferred dividends and accretion of preferred stock	—	(1,076)	—	(3,135)

Net income available to common shares	$4,653	$3,925	$11,974	$9,170

Net income per share:
Basic	$0.21	$0.31	$0.55	$0.73
Diluted	$0.20	$0.26	$0.51	$0.61
Share amounts:
Basic	22,049	12,544	21,725	12,492
Diluted	23,365	15,137	23,333	15,034

See notes to condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(in thousands, except share data)
(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$24,142	$67,177
Accounts receivable, net of allowance of $370 and $482	72,774	46,708
Prepaid expenses	3,290	2,708
Deferred tax assets	8,803	9,802
Current portion of signing bonuses and other current assets	10,390	3,868

Total current assets	119,399	130,263
Property and equipment, net	6,231	4,506
Goodwill	53,397	23,976
Other intangible assets	836	533
Long-term portion of signing bonuses and other assets	17,221	3,864

Total assets	$197,084	$163,142

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and other accrued liabilities	$10,773	$5,733
Accrued compensation	33,134	29,270
Amounts due for business acquisitions—current portion	2,980	—
Deferred revenue	1,241	732
Distributions payable	—	3,398

Total current liabilities	48,128	39,133
Amounts due for business acquisitions—long-term	2,000	—
Other long-term liabilities	3,859	22
Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 22,439,134 shares outstanding at September 30, 2004 and 21,693,156 shares outstanding at December 31, 2003	22	22
Additional paid-in capital	119,751	113,326
Receivable from stockholder	—	(290)
Deferred equity compensation	(1,727)	(2,193)
Accumulated other comprehensive income	465	510
Retained earnings	24,586	12,612

Total stockholders' equity	143,097	123,987

Total liabilities and stockholders' equity	$197,084	$163,142

See notes to condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities
Net income	$11,974	$12,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	165	—
Depreciation and amortization of property and equipment	1,834	2,329
Amortization of intangible assets	843	900
Amortization of signing bonuses	2,812	1,080
Equity-based compensation	(73)	398
Tax benefit of stock option plans	2,718	—
Deferred rent expense	801	490
Other non-cash (income) expense	58	(213)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23,318)	(11,728)
Prepaid and other current assets	(3,009)	(1,856)
Accounts payable and other accrued liabilities	4,505	(21)
Accrued compensation	2,198	2,837
Signing bonuses and other assets	(18,341)	(1,429)
Other liabilities, net	1,889	56

Net cash provided by (used in) operating activities	(14,944)	5,148

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(24,996)	(2,455)
Purchase of property and equipment	(2,781)	(796)
Other	(51)	(62)

Net cash used in investing activities	(27,828)	(3,313)

Cash flows from financing activities
Proceeds from issuance of common stock—employee stock plan	1,109	—
Exercise of stock options	2,604	432
Receivable from stockholder	295	14
Borrowings under long-term debt agreements	—	1,250
Borrowings under revolving credit facility	—	37,400
Repayments of long term debt	—	(4,550)
Repayments under revolving credit facility	—	(27,100)
Payment of loan fees	—	(871)
Distributions to common stockholders	(4,235)	(7,964)
Other	—	(3)

Net cash used in financing activities	(227)	(1,392)

Effect of exchange rates on changes in cash and cash equivalents	(36)	279

Increase (decrease) in cash and cash equivalents	(43,035)	722
Cash and cash equivalents, beginning of period	67,177	2,576

Cash and cash equivalents, end of period	$24,142	$3,298

Supplemental disclosure:
Cash paid for interest	$288	$1,827

Cash paid for income taxes	$655	$150

Non-cash investing activites:
Common stock issued for business acquisitions	$1,959	—

Amounts due for business acquisitions	$4,980	—

See notes to condensed consolidated financial statements

LECG CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of presentation and operations

        The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiary, LECG, LLC, (collectively, the "Company", "Companies" or "LECG").

        The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company's experts may be either employees of the Company or independent contractors. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, "experts") with the assistance of a professional support staff. These services are provided primarily in the United States from the Company's headquarters in Emeryville, California and its 18 other offices across the country. The Company also has international offices in Argentina, Australia, Canada, New Zealand, South Korea, Spain, Belgium, France and the United Kingdom.

        The consolidated statements of income for the quarters and nine months ended September 30, 2004 and 2003, the consolidated balance sheet as of September 30, 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of LECG's consolidated financial position, results of operations and cash flows. The December 31, 2003 balance sheet is derived from LECG's audited financial statements included in its Annual Report on Form 10-K as of that date. The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year.

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Significant accounting policies

  Revenue recognition

        Revenue includes all amounts earned that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence, and have been reduced for amounts related to work performed that are estimated to be uncollectible.

        Revenues primarily arise from time and material contracts, which are recognized in the period in which the services are performed. The Company also enters into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, generally when we have received payment as a result of services we performed under the contract. Costs incurred on performance-based contracts are expensed in the period incurred. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such revenues do not represent a material component of total revenues.

        Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

  Income taxes

        The Company accounts for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Significant management judgment is required in determining if it is more likely than not that the Company will be able to utilize the potential tax benefit represented by its deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and the Company's projections. No valuation allowance was recorded at September 30, 2004 and December 31, 2003. We expect that our 2004 effective income tax rate will be approximately 40.6%. The Company's effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. Prior to November 13, 2003, the Company operated as a limited liability company and income taxes were passed through to and were the responsibility of the owners. Accordingly, no income taxes are provided for the quarter and nine months ended September 30, 2003.

  Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's financial statements contain various estimates including, but not limited to, estimates for unrealizable revenue, valuation allowance on deferred tax assets, bonus compensation, contingent payments for businesses acquired and costs recoverable from non-salaried experts. Actual results could differ from those estimates.

3.     Net income per share and share amounts

        Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of unvested restricted stock and common shares issuable upon the exercise of options, are included in the diluted net income per common share calculation to the extent these shares are dilutive.

        The following items impact the comparability of our financial results for the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003.

  •
  Prior to November 13, 2003, no income taxes were recorded or paid at the corporate level. In prior periods as an LLC, taxes were paid at the individual shareholder level, not by the Company.

  •
  Prior to November 13, 2003, the Company incurred preferred stock accretion and dividend charges in conjunction with its outstanding preferred units, which were redeemed due to the initial public offering; however they impacted the calculation of earnings per share.

  •
  Basic and diluted earnings per share for the quarter and nine months ended September 30, 2004 include the effect of selling 8,625,000 shares in our initial public offering on November 13, 2003.

        The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share amounts).

	Quarter ended		Nine months ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income available to common shares	$4,653	$3,925	$11,974	$9,170

Weighted average shares outstanding:
Basic	22,049	12,544	21,725	12,492
Effect of dilutive stock options and unvested restricted stock	1,316	2,593	1,608	2,542

Diluted	23,365	15,137	23,333	15,034

Net income per share:
Basic	$0.21	$0.31	$0.55	$0.73
Diluted	$0.20	$0.26	$0.51	$0.61

        The following common stock equivalents were excluded from the calculation of diluted net income per share, as these shares were antidilutive: 1.8 million and 1.6 million options, for the quarter and nine months ended September 30, 2004, respectively, and 1.2 million options for the quarter and nine months ended September 30, 2003.

4.     Equity-based compensation

        The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

        SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method since the Company's inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. If the computed values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards, net income would have been the following (in thousands, except per share information):

	Quarter ended		Nine months ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income available to common shares—as reported	$4,653	$3,925	$11,974	$9,170
Add (subtract): equity-based employee compensation expense (income), as reported	151	136	(73)	305
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards	(1,566)	(1,507)	(3,517)	(2,613)

Pro forma net income	$3,238	$2,554	$8,384	$6,862

Basic earnings per share:
Net income available to common shares—as reported	$0.21	$0.31	$0.55	$0.73
Net adjustment for fair value based method	(0.06)	(0.11)	(0.17)	(0.18)

Net income available to common shares—pro forma	$0.15	$0.20	$0.38	$0.55

Diluted earnings per share:
Net income available to common shares—as reported	$0.20	$0.26	$0.51	$0.61
Net adjustment for fair value based method	(0.06)	(0.09)	(0.15)	(0.15)

Net income available to common shares—pro forma	$0.14	$0.17	$0.36	$0.46

        The following weighted average assumptions are used in conjunction with the Black-Scholes method to determine compensation expense for the pro forma effect of applying FAS 123 to measure compensation expense for options issued to employees:

	Quarter ended		Nine months ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Dividend yield	0%	0%	0%	0%
Volatility	51%	70%	51%	70%
Risk-free interest rate	4.2%	2.8%	4.2%	2.8%
Expected term, in years	7.0	5.0	7.0	5.0

5.     Comprehensive income

        Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation and amortization of interest rate swap transition adjustment. The reconciliation of LECG's comprehensive income for the quarters and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Quarter ended		Nine months ended
	Sept. 30, 2004	Sept. 30, 2003	Sept.30, 2004	Sept. 30, 2003
Net income	$4,653	$5,001	$11,975	$12,305
Foreign currency translation adjustment	(87)	276	(45)	283
Amortization of transition adjustment	—	23	—	70

Comprehensive income	$4,566	$5,300	$11,930	$12,658

6.     Business acquisitions

        In August 2004, the Company acquired all of the outstanding shares of Silicon Valley Expert Witness Group, Inc. ("SVEWG"), a company providing expert services involving complex technologies and intellectual property disputes. The purchase price of $9.0 million was comprised of $5.0 million paid in cash at closing, the issuance of 56,850 unregistered shares of common stock with a fair market value of $958,000, and $3.0 million of additional payments to be made no later than 2009. The purchase price was allocated as follows: $7.7 million to goodwill, $100,000 to contract rights (10-month amortization) and $1.2 million to net current assets and property and equipment. The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable. In addition, if specified revenue and operating margin targets are achieved, the Company will make additional payments of up to $3.0 million over a five-year-period. Additional goodwill will be recorded in subsequent years if these performance targets are met.

        In March 2004, the Company acquired the business (including certain assets and liabilities, five experts, who were equity owners, and professional staff) of Economic Analysis, LLC, a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 unregistered shares of common stock with a fair market value of $1.0 million, of which $15.0 million was allocated to goodwill, $900,000 was allocated to contract rights (12-month amortization) and $500,000 to property and equipment and other assets. In addition, if specified revenue and profitability targets are achieved, the Company will make additional payments of up to $2.6 million per year for three years, and additional payments of up to $2.0 million if certain revenue targets are met. Additional goodwill will be recorded in subsequent years, if the performance targets are met. .

        In March 2004, the Company acquired the business (including certain assets and liabilities, five experts, four of whom were equity owners and professional staff) of Low Rosen Taylor Soriano ("LRTS"), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. The purchase price was $3.8 million paid in cash, of which $3.1 million was allocated to goodwill, $145,000 was allocated to contract rights (12-month amortization) and $570,000 was allocated primarily to property and equipment and other assets. In addition, if specified profitability targets are achieved, the Company will make additional payments of up to $4.2 million over a four-year period. As a result of achieving certain profitability targets through September 30, 2004, the Company recorded additional goodwill of $245,000 as of September 30, 2004. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

        In accordance with the terms of the Center for Forensic Economic Studies ("CFES") Purchase Agreement dated August 1, 2003, and as a result of achieving certain performance targets set forth in the agreement, the Company recognized $1.6 and $1.7 million of additional goodwill as of June 30, 2004 and September 30, 2004, respectively, of which $1.6 million has been paid and $1.7 million is payable in August 2005.

7.     Goodwill and identifiable intangible assets

        Goodwill relates to the Company's business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are required to be tested at least annually for impairment.

        The Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices. Business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. The Company performs its goodwill impairment test annually as of October 1 by using the quoted market price of LECG's common stock and comparing the fair value of the

Company to its recorded book value. The Company adopted October 1 as its date for performing its annual goodwill impairment test to allow sufficient time to schedule and perform the required valuation analysis and record any necessary goodwill impairment charges prior to its year-end. Based on the results of the test performed as of October 1, 2004, the Company concluded that goodwill was not impaired. The balance in goodwill as of September 30, 2004 and changes in goodwill for the nine months ended September 30, 2004 are as follows:

Balance at December 31, 2003	$23,976
SVEWG	7,663
Economic Analysis, LLC	15,037
LRST	3,329
CFES	3,392

Balance at September 30, 2004	$53,397

        Other intangible assets include customer contracts with useful lives of 10 to 12 months, and rights to license software under development, for which amortization will begin when the software is available for general release to customers. These intangible assets continue to be amortized on a straight-line basis over their useful lives.

        As of September 30, 2004, other intangible assets consisted of the following (in thousands):

	Gross	Accumulated Amortization	Net
Customer contracts	$1,745	$(1,009)	$736
Rights to licence software under development	$100	$0	$100

Total	$1,845	$(1,009)	$836

        The estimated future amortization expense of other intangible assets as of September 30, 2004 is as follows (in thousands):

2004	$394
2005	342
Thereafter	100

Total	$836

8.     Deferred compensation plan

        In March 2004, the Company adopted a deferred compensation plan under which highly compensated employees are eligible to defer up to 15% of their bonuses, salary, expert fees, project origination fees and qualifying stock option gains. The cash compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The qualifying stock option gains deferred under this plan are credited or debited based on changes in an LECG stock measurement fund. Each plan participant is fully vested in all compensation deferred under the plan, other than signing bonuses and other employer contributions subject to vesting, and the earnings credited to his or her account. Signing bonuses and other employer contributions deferred under the plan vest ratably over a specified forfeiture period. Employee deferrals are invested through a trust.

9.     Common Stock, Restricted Stock and Stock Options

  Common stock

        On August 2, 2004, the Company issued 56,850 unregistered shares of LECG common stock in connection with its acquisition of all of the outstanding shares of Silicon Valley Expert Witness Group, Inc. See Note 6.

        On March 1, 2004, the Company issued 50,891 unregistered shares of LECG common stock in connection with its acquisition of Economic Analysis, LLC. See Note 6.

        In November 2003, the Company adopted an Employee Stock Purchase Plan ("ESPP") under which eligible United States and New Zealand employees may purchase newly issued shares of common stock of the Company at 85% of the lower of the closing price of the Company's common stock on the first and last day of the six-month offering periods, which end in April and November 2004. Employees pay for their shares through payroll deductions at a rate equal to any whole percentage from 1% to 15% of their gross wages. There were 76,771 common shares issued under the ESPP in April 2004 at $14.45 per share.

        The Board of Directors authorized 950,000 shares of common stock for issuance under the ESPP, which also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, equal to the lesser of: (1) 1.5% of the outstanding shares of our common stock on the first day of the fiscal year; (2) 500,000 shares; or (3) a lesser amount as determined by the board of directors. The Board of Directors determined not to provide for this annual increase to the ESPP for fiscal 2004. As of September 30, 2004, there are 873,229 shares available for issuance under the plan.

  Restricted stock

        The following table shows the activity under the restricted stock program:

	Number of Vested Shares	Number of Unvested Shares	Total
Balance at December 31, 2003	2,217,949	294,941	2,512,890
Vested	128,535	(128,535)	—
Repurchased	—	(9,375)	(9,375)

Balance at September 30, 2004	2,346,484	157,031	2,503,515

        The Company has a total of 157,031 shares of outstanding common stock that are subject to a right of repurchase or cancellation in favor of the Company under certain circumstances. The fair value of all unvested restricted shares is included in the financial statements as deferred compensation and is being amortized ratably over the applicable vesting periods. Of these 157,031 restricted shares, there are 16,406 restricted shares that were issued in 2000 and that are subject to repurchase at $0.01 in the event of the termination of the stockholder' employment or consulting relationship with the Company for any reason prior to January 16, 2005. The right of repurchase of these 16,406 restricted shares will expire on either (i) December 31, 2004 if each of the stockholder achieve certain individual performance criteria, or (ii) January 16, 2005 regardless of performance. The remaining 140,625 restricted shares were issued in August 2003 and are subject to vesting over time. Of these restricted shares, 112,500 will vest on August 1, 2007, and the remaining 28,125 will vest on August 1, 2008, provided that the stockholder have not resigned or been terminated for cause as of those vesting dates.

  Stock option plans

        The Company granted 231,250 and 2,107,350 non-qualified options to purchase common shares in the quarter and nine months ended September 30, 2004, respectively. Included in the 2004 option grants were 750,000 non-qualified options to purchase shares of common stock, at an exercise price of $21.85 per share, issued to each of Dr. David Teece, Chairman and Mr. David Kaplan, President. The options issued to Dr. Teece and Mr. Kaplan cliff-vest 8 2/3 years following the date of grant and expire in May 2013. The Company issued 22,500 options to three independent members of its Board of Directors that will vest in August 2005. During their tenure as members of the Board of Directors, independent directors receive annual grants of options to purchase common stock on or after the date of the Company's annual stockholder meeting, subject to approval by the Compensation Committee. The remaining options were granted to employees, have five to seven year vesting periods and were issued at exercise prices equal to the fair market value of the Company's stock on the date of grant.

        During the nine months ended September 30, 2004, pursuant to terms of the Company's 2000 Stock Option Plan, the Company cancelled unvested options to purchase 28,824 shares of common stock.

        At September 30, 2004, there were 383,275 options available for future grants under the 2003 Stock Option Plan.

10.   Commitments and contingencies

  Legal proceedings

        In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. filed a complaint against LECG and one of its experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of LECG's hiring of professionals in March 2004 who were formerly employed by NERA in the United States and Europe. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that LECG interfered with NERA's contractual relations and advantageous business relationships, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by LECG and contains a demand for a jury trial.

        In August 2004, we served a motion to dismiss the complaint with respect to the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion the parties are currently briefing. We also filed our answer to the complaint.

        LECG is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

        LECG is also a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of LECG's management, would not have a material adverse effect on LECG's business, financial position or results of operations.

  Business acquisitions and expert hires

        We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if various performance goals are met.

        In August 2004, LECG purchased the business of Silicon Valley Expert Witness Group, Inc. The initial purchase price of $9.0 million included $3.0 million of additional payments to be made no later than September 2009. In addition, if specified revenue and operating margin targets are achieved, LECG will make additional payments of up to $3.0 million over a five-year period. See Note 6.

        In March 2004, LECG acquired the business of Economic Analysis, LLC. In addition to the initial purchase price of $16.4 million paid in cash and shares of LECG common stock, if specified revenue and profitability targets are achieved, LECG will make additional payments of up to $2.6 million per year for three years. Additional payments of up to $2.0 million will also be made if certain revenue targets are met. See Note 6.

        In March 2004, LECG acquired the business of Low Rosen Taylor Soriano. In addition to the initial purchase price of $3.8 million paid in cash, if specified profitability targets are achieved, LECG will make additional payments of up to $4.2 million over a four-year period (see Note 6).

        In connection with the acquisition in August 2003 of CFES, if certain specified revenue and profitability targets are met, LECG will make additional payments ranging from $1.7 to $1.9 million per year for four years. In August 2004, LECG made the first of such payments in the amount of $1.7 million that was recorded to goodwill. In addition, based on an evaluation of results through September 2004, the Company estimated that the performance targets for 2004 will be met, and consequently has recognized additional goodwill of $1.7 million to be paid in August 2005. In addition, if certain performance targets are met, the Company will also pay bonus compensation ranging from $520,000 to $580,000 per year. The Company recognizes compensation expense on a quarterly basis since it believes it is probable that the performance targets will be achieved.

        In August 2004, LECG entered into employment agreements with certain experts, whereby if certain performance targets are met, LECG will make payments of up to $500,000 per year for the next four years. Payments will be subject to amortization over five years.

        In connection with the hiring of certain experts and professional staff in March 2004, LECG has agreed to pay performance bonuses of up to $5.7 million per year in 2006 and 2007 provided certain significant revenue and gross margin targets are achieved. Bonus payments will be subject to amortization over a seven-year period.

        LECG currently has outstanding letters of credit for $1.0 million under our revolving credit facility, which expires in March 2006, at which time all outstanding borrowings, if any, are required to be repaid. In August 2004, the Company's lender agreed to amend the Company's credit agreement, effective as of July 30, 2004, to allow the Company to make business acquisitions without the lender's prior consent, provided certain financial conditions are met.

11.   Subsequent Events

        On October 8, 2004, the Company acquired substantially all of the assets of Washington Advisory Group, LLC, a privately held expert services firm specializing in technology assessment and policy, and research development strategy. The purchase price consists of an initial payment of approximately $660,000 and a minimum guaranteed payment of $400,000 payable by February 15, 2007. Additional payments of up to $2.1 million will be made if specific growth and profitability targets are met.

        Effective October 31, 2004, the Company issued 68,979 shares of its common stock at a weighted average price of $14.54 in connection with its Employee Stock Purchase Plan for proceeds of $1,003,246.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and other parts of this Quarterly Report on Form 10-Q concerning our future business, operating and financial condition and statements using the terms "believes," "expects," "will," "could," "plans," "anticipates," "estimates," "predicts," "intends," "potential," "continue," "should," "may," or the negative of these terms or similar expressions are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) successful management of additional hiring and acquisitions, (7) potential professional liability, (8) intense competition and (9) risks inherent in international operations. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Factors Affecting Future Performance and Market Price of Common Stock." We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Overview

        We provide expert services. Our highly credentialed experts and professional staff address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial environments. We conduct economic, financial and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our experts are renowned academics, former high-level government officials, experienced industry leaders and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff.

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

2004 acquisitions and recruitment of experts

        An important element of our growth strategy is the hiring of additional experts. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new practice areas. While recruiting and hiring of experts occurs on a regular basis, we have added several large groups of experts and related professional staff in the United States, Canada and Europe in the first nine months of 2004.

        In August 2004, we acquired all of the outstanding shares of Silicon Valley Expert Witness Group, Inc., a firm specializing in complex technologies and intellectual property disputes, with a network of over 400 affiliated scientific and engineering experts. The purchase price of $9.0 million was comprised of $5.0 million paid in cash at closing, the issuance of 56,850 unregistered shares of our common stock with a fair market value of $958,000, and $3.0 million of additional payments to be made no later than 2009. The purchase price was allocated as follows: $7.7 million was allocated to goodwill, $100,000 was allocated to contract rights (10-month amortization) and $1.2 million was allocated primarily to net current assets, property and equipment. In addition, if specified revenue and operating margin targets are achieved, we will make additional payments of up to $3.0 million over a five-year period. Additional goodwill will be recorded in subsequent years if the performance targets are met.

        In March 2004, we acquired the business (including certain assets and liabilities, five experts, who were equity owners, and professional staff) of Economic Analysis, LLC, a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 unregistered shares of our common stock with a fair market value of $1.0 million, of which $15.0 million was allocated to goodwill, $900,000 was allocated to contract rights (12-month amortization) and $500,000 was allocated primarily to property and equipment and other assets. In addition, if specified revenue and profitability targets are achieved, we will make additional payments of up to $2.6 million per year for three years and additional payments of up to $2.0 million if certain revenue targets are met. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

        In March 2004, we acquired the business (including certain assets and liabilities, five experts, four of whom were equity owners and professional staff) of Low Rosen Taylor Soriano ("LRTS"), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. The purchase price was $3.8 million paid in cash, of which $3.1 million was allocated to goodwill, $145,000 was allocated to contract rights (12-month amortization) and $570,000 was allocated primarily to property and equipment and other assets. In addition, if specified profitability targets are achieved, we will make additional payments of up to $4.2 million over a four-year period. As a result of achieving certain profitability targets through September 30, 2004, we recorded additional goodwill of $245,000 as of September 30, 2004. Additional goodwill will be recorded in subsequent years if the performance targets are met.

        In 2004, we hired experts and other professional staff in connection with the opening of three new offices in Europe as well as experts and staff in the United States. In connection with our hiring efforts for the nine months ended September 30, 2004, we paid $16.4 million in signing bonuses and have agreed to pay additional signing bonuses of $2.3 million, which will be paid in the fourth quarter of 2004 and first quarter of 2005. Such amounts will be amortized over periods ranging from five to seven years. In addition, we have agreed to pay performance bonuses of up to $5.7 million per year in 2006 and 2007 and $500,000 per year in 2005 to 2008, provided certain revenue and gross margin targets are achieved. If paid, the bonuses would be subject to amortization over a seven-year period.

Operations

        Historically, we have derived our revenues almost exclusively from professional service fees that are billed at standard hourly rates on a time and expense basis. Revenues related to these services are recognized when the earnings process is complete and collectibility is reasonably assured. We also offer services related to large environmental claims for which our fee includes a significant performance-based component. Due to the uncertainty regarding the amount and timing of performance-based compensation, revenues from this service offering are recognized in the period when the earnings process is complete, generally when we have received payment for the services we performed under the contract. Since October 1, 2002, performance-based expert fees have ranged from 0% to 11% of our quarterly revenues. For the nine months ended September 30, 2004, performance-based expert fees comprised approximately 2% of our revenues.

        Revenues are comprised of:

  •
  Fees for the services of our professional staff;

  •
  Fees for the services of our experts;

  •
  Performance-based expert fees relating to environmental claims; and

  •
  Amounts we charge for services provided by others and reimbursable by clients, including travel, document reproduction, messenger services and other costs.

        The following table summarizes our revenues from these sources by quarter for the last 8 quarters (in thousands).

	Dec 31, 2002	Mar 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003	Mar 31, 2004	June 30, 2004	Sept. 30, 2004
Expert and professional staff revenues	$33,140	$35,331	$37,076	$39,848	$37,199	$41,100	$49,167	$51,826
Performance-based expert revenues	3,465	1,990	2,146	—	4,856	315	1,492	1,780
Reimbursable expenses	1,487	1,479	2,210	1,703	1,756	1,695	3,012	2,460

Revenues	$38,092	$38,800	$41,432	$41,551	$43,811	$43,110	$53,671	$56,066

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

        Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff revenue. The number of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of our professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. These fees are based primarily on a percentage of the collected professional staff fees. Historically, these fees have averaged 13% of professional staff revenues. Experts are required, with some exceptions approved by us, to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed. Such services constitute a small portion of our revenue and cost.

        Hiring of additional experts sometimes involves the payment of cash signing bonuses. Signing bonuses are generally amortized over the term defined in the employment agreement for the period during which they could be recovered from the employee if he or she were to leave us prior to a specified date. Most of our agreements allow us to recover signing bonuses over periods generally ranging from two to seven years.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

        Revenues include all amounts earned that are billed or billable, including reimbursable expenses, and have been reduced for amounts related to work performed that are estimated to be uncollectible. Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

        Revenues primarily arise from time and material contracts, which are recognized in the period the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and we have received payment for the services we performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such fixed price contract fees are not a material component of total revenues.

Provision for income taxes

        From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

        In connection with our November 2003 initial public offering, we became a C corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. No valuation allowance was recorded at December 31, 2003 and September 30, 2004. Our effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate. We expect that our estimated 2004 effective income tax rate will be approximately 40.6%.

Goodwill and identifiable intangibles

        Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made through September 30, 2004. We determined that we have one reporting unit based on the similarity of operations throughout its individual offices. Business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value.

        For the 2004 annual impairment test, we have used the quoted market price of LECG's common stock and compared our fair value to our book value. Based on the results of our test performed as of October 1, 2004, we concluded that goodwill was not impaired.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles and are generally amortized over 10 to 18 months.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial statements contain various estimates including, but not limited to, estimates for unrealizable revenue, valuation allowance on deferred tax assets, bonus compensation, contingent purchase price payments for businesses acquired and costs recoverable from non-salaried experts. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Comparability of financial results

        The following items impact the comparability of our financial results for the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003.

  •
  Prior to November 13, 2003, no income taxes were recorded or paid at the corporate level. In prior periods we operated as a limited liability company and taxes were paid at the individual shareholder level, not by us.

  •
  Prior to November 13, 2003, we incurred preferred stock accretion and dividend charges in conjunction with our outstanding preferred units, which were redeemed due to our initial public offering; however, they impacted the calculation of earnings per share.

  •
  Basic and diluted earnings per share for the quarter and nine months ended September 30, 2004 include the effect of selling 8,625,000 shares in our initial public offering on November 13, 2003.

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003

Revenues

        Revenues for the third quarter of 2004 increased $14.5 million, or 35%, to $56.1 million from $41.6 million for the same quarter in 2003. The increase included a $12.0 million, or 30% increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 27% increase in the number of expert and professional staff billable hours. Underlying this growth is the addition of 68 experts and 78 professional staff members since September 30, 2003 as a result of our recruitment efforts, acquisitions and European expansion. Our international operations contributed $2.3 million to the overall growth in revenue in the third quarter of 2004, and revenues from our international operations represent 13% of revenue as compared to 11% for the third quarter of 2003. In addition, there was a 4% increase in the average hourly billing rate for the quarter ended September 30, 2004 as compared to the same period in 2003 due to rate increases and changes in the expert and staff mix. There was also an increase in expert revenues from our performance-based services of $1.8 million in the third quarter of 2004 as compared to no revenue for performance-based services in the same quarter in 2003. The increase was due to the timing of collections for performance-based engagements. Revenue on these engagements is recognized when payment is received.

Cost of services

  •
  Compensation and project costs.    Compensation and project costs in the third quarter of 2004 increased $9.7 million, or 36%, to $36.9 million from $27.1 million for the same quarter of 2003. Expert and professional staff compensation increased $6.9 million as we added 68 experts and 78 professional staff since September 30, 2003. Our growth in revenues contributed directly to the increase in expert compensation as most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. Due to increases in base salaries in 2004, and to align bonus compensation with our performance for 2004 based on lower 2004 utilization rates and the impact on profitability from our investment in new hires, we reduced bonus compensation for professional staff by $773,000, as compared to the quarter ended September 30, 2003. Compensation and project costs have also increased as the result of increased amortization of signing bonuses of $1.3 million for the quarter ended September 30, 2004, an increase of $935,000 from $407,000 for the same quarter of 2003, as a consequence of our successful recruiting efforts. Project origination fees increased $663,000, consistent with the growth in revenues, to $3.6 million for the third quarter of 2004, from $2.9 million in the same period of 2003. Certain overhead costs incurred by us are reimbursable by our non-salaried experts who are compensated based on a percentage of their individual professional fees. We have recognized a reduction to compensation and project costs of $226,000 in the third quarter of 2004 for reimbursable costs due from experts.

  •
  Equity-based compensation.    Equity-based compensation of $151,000 in the third quarter of 2004 represented the amortization of deferred equity compensation from options and restricted stock issued to employees during the period prior to the Company's IPO with exercise prices less than the fair market value on the grant date. The primary sources of equity-based expense or benefit subject to variable accounting measurement have fully vested, and consequently no longer have an effect on the Company's equity-based compensation. Equity-based compensation in the third quarter of 2003 was $229,000, which included $79,000 of equity-based compensation from options and restricted stock subject to variable accounting.

Operating expenses

        Operating expenses in the third quarter of 2004 increased $2.7 million, or 31%, to $11.3 million from $8.6 million for the same quarter of 2003. The increase was due in part to costs associated with approximately 30 additional administrative staff and related payroll costs of $880,000. Operating expenses for the quarter ended September 30, 2004 include a reduction in bonus compensation of

$567,000, as compared to the same period in 2003, to reflect increases in base salaries in 2004 and to align bonus compensation with our performance for 2004. Corresponding personnel costs, and recruiting fees in connection with hiring experts and professional staff increased $625,000. We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG. Our facilities costs increased $762,000 in connection with the expansion of existing offices, moving into our new London location and the opening of five new offices including our three new European offices. The use of outside professional services increased by $679,000 over the same period in 2003 resulting from increased legal fees, which were due in part to the NERA litigation and general corporate matters, costs associated with our public company status including our Sarbanes-Oxley compliance costs and tax consulting and compliance services. Marketing and related costs increased $280,000 as the result of increased business development efforts. Insurance and other costs increased $349,000 due in part to our status as a public company and increased property taxes associated with our expansion. Certain administrative costs incurred by us are reimbursable by our non-salaried experts who are compensated based on a percentage of their individual professional fees. We reduced operating expense of $410,000 in the third quarter of 2004 for such reimbursable costs due from experts.

Interest expense

        Interest expense for the third quarter of 2004 decreased $456,000 to $60,000 from $516,000 for the third quarter of 2003. The decrease was due to the absence of outstanding borrowings on both the revolving credit facility and the term loan throughout the third quarter of 2004 as the result of repaying the outstanding balances in mid-November 2003. Interest expense includes the amortization of fees paid in connection with our credit facility.

Provision for Income Taxes

        From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

        In connection with our initial public offering, we became a C corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes. We estimate that our annual effective tax rate for 2004 will be approximately 40.6% and have recognized income tax expense of $3.2 million for the third quarter of 2004. Our effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $616,000 for options exercised in the quarter ended September 30, 2004 and have reduced deferred tax assets by $257,000 and increased additional paid in capital by $359,000.

Accrued preferred dividends and accretion of preferred units

        In 2004, we no longer had an obligation to pay or accrue preferred Class A dividends or recognize accretion on preferred shares as a consequence of having redeemed all outstanding shares of our preferred Class A stock in November 2003. In the third quarter of 2003, we accrued preferred dividends and accretion of $1.1 million, thereby reducing net income available to common stockholders.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Revenues

        Revenues for the nine months ended September 30, 2004 increased $31.0 million, or 26%, to $152.9 million from $121.8 million for the same period in 2003. This increase included a $29.8 million, or 27% increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 17% increase in the number of expert and professional staff billable hours, in addition to a 10% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. Underlying this growth is the addition of 68 experts and 78 professional staff members since September 30, 2003 as a result of our recruitment efforts, acquisitions of the businesses of the Center for Forensic Economic Studies in August 2003, Low Rosen Taylor Soriano and Economic Analysis, LLC in March 2004, and Silicon Valley Expert Witness Group, Inc. in August 2004, and our European expansion. Our international operations contributed $7.6 million to the overall growth in revenues for the nine months ended September 30, 2004 and revenues from our international operations represent 12% of total revenue as compared to 9% for the same period in 2003. Offsetting this increase was a decrease in expert revenues from our performance-based services of $549,000, or a 13% decrease to $3.6 million from $4.1 million for the same period in 2003.

Cost of services

  •
  Compensation and project costs.    Compensation and project costs in the nine months ended September 30, 2004 increased $19.4 million, or 24%, to $101.1 million from $81.7 million for the same period in 2003. Expert and professional staff compensation increased $15.5 million, as we added 68 experts since September 30, 2003, 59 of which were added in the nine months ended September 30, 2004, and 78 professional staff since September 30, 2003. Our growth in revenues contributed to the increase in expert compensation, as most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. Due to increases in base salaries in 2004, and to align bonus compensation with our performance for 2004 based on lower 2004 utilization rates and the impact on profitability from our investment in new hires, we reduced bonus compensation for professional staff by $1.3 million. Also contributing to the increase in cost of services is the amortization of signing bonuses of $2.9 million for the nine months ended September 30, 2004, representing an increase of $1.7 million from $1.2 million for the same period of 2003 as a consequence of our successful recruiting efforts. Compensation and project costs also include project origination fees of $9.8 million for the nine months ended September 30, 2004. Project origination fees increased $1.7 million over the same period of 2003, consistent with the growth in revenues.

  •
  Equity-based compensation.    Equity-based compensation in the nine months ended September 30, 2004 contributed $73,000 to gross margin due primarily to the associated variable accounting effect of certain restricted shares and options subject to performance based vesting combined with lower prices for our stock in 2004 as compared to December 31, 2003. The primary source of our variable accounting benefit in 2004 has been restricted shares subject to a non-recourse note. The note was repaid in May 2004, thereby eliminating the impact of variable accounting resulting from these restricted shares in the future. Offsetting the benefit of shares and options subject to variable accounting is approximately $464,000 of amortization expense associated with options and restricted stock issued with exercise prices less than the fair market value on the grant. Such options and restricted stock were issued to employees prior to the Company's IPO in November 2003.

Operating expenses

        Operating expenses in the nine months ended September 30, 2004 increased $6.1 million, or 24%, to $31.7 million from $25.6 million for the same period of 2003. The increase was due in part to increases in administrative and support personnel and related payroll costs of $1.8 million. Operating expenses for the nine months ended September 30, 2004 include a reduction in bonus compensation of $722,000, as compared to the same period in 2003, to reflect increases in base salaries in 2004 and to align bonus compensation with our performance for 2004. Corresponding personnel costs, and recruiting fees in connection with hiring experts and professional staff, increased $1.2 million, due in part to our successful recruiting efforts in the nine months ended September 30, 2004. We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff. Also contributing to the increase in operating expenses is an increase in facilities costs of $1.7 million in connection with the expansion of existing offices and the opening of six new offices since September 30, 2003. The use of outside professional services increased by $1.5 million over the same period in 2003 resulting from increased legal, accounting and tax consulting fees, which were due in part to start up services performed for our European operations, the NERA litigation, general corporate matters and costs associated with our public company status including our Sarbanes-Oxley compliance effort and tax consulting and compliance services. Contributing to the overall increase in operating expenses was an increase of $626,000 for computer related and supplies costs due to the increased workforce and administrative related activity. Marketing and related costs increased $561,000 as the result of increased business development efforts. Insurance and other costs increased $894,000 due in part to our status as a public company and increased property taxes associated with our expansion.

Interest expense

        Interest expense decreased $1.8 million to $182,000 in the nine months ended September 30, 2004 from $1.9 million for the same period in 2003. The decrease was due to the absence of outstanding borrowings on both the revolving credit facility and the term loan throughout the first nine months of 2004 as the result of repaying the outstanding balances in mid-November 2003. Interest expense is comprised primarily of amortization of fees paid in connection with our credit facility.

Provision for Income Taxes

        From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

        In connection with our initial public offering, we became a C corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes. We estimate that our annual effective tax rate for 2004 will be approximately 40.6%, and have recognized income tax expense of $8.2 million for the nine months ended September 30, 2004. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $2.7 million for options exercised in the nine months ended September 30, 2004 and have reduced deferred tax assets and increased additional paid in capital by $1.0 million and $1.7 million, respectively.

Accrued preferred dividends and accretion of preferred units

        In 2004, we no longer had an obligation to pay or accrue preferred Class A dividends or recognize accretion on preferred shares as a consequence of having redeemed all outstanding shares of our preferred Class A stock in November 2003. In the nine months ended September 30, 2003, we accrued preferred dividends and accretion of $3.1 million, thereby reducing net income available to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

        On November 13, 2003, we had an initial public offering, in which we sold 8,625,000 shares of our Common Stock at $17.00 per share for net proceeds of $134.1 million, after underwriters' discount and costs of offering. As of September 30, 2004, we had $24.1 million in cash and cash equivalents, primarily in money market accounts, and no outstanding bank borrowing. Our primary financing need will continue to be to fund our growth. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographical areas and consulting practice areas. We expect to continue to search for and acquire top-level experts in order to deepen our existing service offerings and to add new experts and related professional staff to new practice areas. Prior to our initial public offering, our primary source of liquidity had been borrowings under our revolving credit and term loan facilities, supplemented by cash flows from operating activities. Our current sources of cash are the remaining proceeds from our initial public offering and cash generated by operations, which have been augmented by the proceeds from option exercises and the sale of common stock through our Employee Stock Purchase Plan.

        Net cash used by operations in the nine months ended September 30, 2004 was $14.9 million as compared to $5.1 million provided by operations in the same period in 2003. The primary sources and uses of cash from operations in the first nine months of 2004 were net income of $12.0 million, which included non-cash expenses of $6.4 million, offset by an increase in accounts receivable of $23.3 million due to an increase in expert and professional staff revenue and longer billing and collection periods, due in part to billing activities associated with new clients, new experts and our expansion into Europe. Cash paid for signing bonuses was $16.4 million for the nine months ended September 30, 2004. Signing bonuses are an integral part of our recruitment effort, and the significant investment for the nine months ended September 30, 2004 reflects our hiring activities and expansion into Europe. We will likely continue to use signing bonuses in our efforts to recruit experts and professional staff. Substantially all of the signing bonuses issued have vesting periods, which range from two to seven years, whereby we are entitled to receive any unearned amounts in the event the recipient leaves prior to the end of the vesting period. Prepaid expenses and advances to experts increased $3.3 million primarily due to differences in the timing of payments to experts for advances as compared to payments for fees earned. Accounts payable and accrued liabilities increased by $7.5 million, due primarily to an increase in accrued federal and states taxes and in part to the timing of vendor payments.

        Net cash used by investing activities was $27.8 million for the nine months ended September 30, 2004 as compared to $3.3 million for the same period in 2003. Investing activities in the nine months ended September 30, 2004 were comprised of investment in property and equipment of $2.8 million, due in part to our new London office space and $25.0 million of cash paid for the following acquisitions (in millions):

Silicon Valley Expert Witness Group, Inc.	$4.2
Economic Analysis, LLC	15.4
Low Rosen Taylor Soriano	3.8
CFES (earn out payment related to 2003 acquisition)	1.6

Total cash paid for acquisitions for the nine months ended September 30, 2004	$25.0

        Net cash used in financing activities was $227,000, as the result of payments for accrued distributions to stockholders of $4.2 million for previously taxed but undistributed earnings and estimated taxes of the LLC, offset by $2.6 million of proceeds from the exercise of options to purchase common stock and $1.1 million from the issuance of 76,771 shares of our common stock in connection with our Employee Stock Purchase Plan. We do not anticipate that there will be any additional distributions to stockholders relating to the prior LLC status. Subsequent to September 30, 2004, we have issued 68,979 shares in connection with our Employee Stock Purchase Plan, for proceeds of approximately $1.0 million. Net cash used in financing activities for the nine months ended September 30, 2003 was $1.4 million due to $7.0 million of bank borrowings net of repayment and $400,000 of proceeds from the exercise of options offset by $8.0 million of tax distributions to LLC members and $871,000 of fees for our revolving credit and term loan facilities.

        We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if various performance goals are met.

        In August 2004, we purchased the business of Silicon Valley Expert Witness Group, Inc. ("SVEWG"). The initial purchase price of $9.0 million included $3.0 million of additional payments to be made no later than September 2009. In addition, if specified revenue and operating margin targets are achieved, we will make additional payments of up to $3.0 million over a five year-period.

        In March 2004, we acquired the business of Economic Analysis, LLC. In addition to the initial payment of $16.4 million paid in cash and shares of common stock, if specified revenue and profitability targets are achieved, we will make additional payments of up to $2.6 million per year for three years. Additional payments of up to $2.0 million will also be made if certain revenue targets are met.

        In March 2004, we acquired the business of Low Rosen Taylor Soriano. In addition to the initial purchase price of $3.8 million paid in cash, if specified profitability targets are achieved, we will make additional payments of up to $4.2 million in total over a four-year period. Based on an evaluation of results through September 2004, we estimate that the performance targets for 2004 will be met, and consequently have recognized additional goodwill of $245,000 to be paid in February 2005.

        In August 2003, we acquired the business of the Center for Forensic Economic Studies. If certain specified revenue and profitability targets are met, we will make additional payments ranging from $1.7 to $1.9 million per year for four years. In August 2004, we made the first of such payments in the amount of $1.7 million. In addition, based on an evaluation of results through September 2004, we estimate that the performance targets for 2004 will be met, and consequently have recognized additional goodwill of $1.7 million to be paid in August 2005. In addition, if certain performance targets are met, we will also pay bonus compensation ranging from $520,000 to $580,000 per year. We recognize compensation expense on a quarterly basis since we believe it is probable that the performance targets will be achieved.

        In August 2004, we entered into employment agreements with certain experts, whereby if certain performance targets are met, we will make payments of up to $500,000 per year for the next four years. If such payments are made, they would be subject to amortization over five years.

        In connection with the hiring of certain experts and professional staff in March 2004, we have agreed to pay performance bonuses of up to $5.7 million per year in 2006 and 2007 provided certain significant revenue and gross margin targets are achieved. If paid, the bonuses would be subject to amortization over a seven-year period.

        Our revolving credit facility provides for a maximum borrowing capacity of $18.0 million, $2.0 million of which can be used to secure letters of credit. At September 30, 2004, we had no outstanding borrowings on the revolving credit facility, and we had outstanding letters of credit for $1.0 million. In August 2004, our lender agreed to amend our credit facility to allow us to make business acquisitions without the lender's prior consent, provided certain conditions are met. Our revolving credit facility expires in March 2006, at which time all outstanding borrowings, if any, are required to be repaid.

Future needs

        We believe funds generated by operations, the remaining net proceeds from our initial public offering and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our cash requirements relating to future operations will be funded with cash generated from operations and short-term borrowings. Cash payments for signing bonuses and acquisitions could affect our anticipated cash needs. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

        Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term; however there can no assurance that inflation will not have an adverse effect on our financial results and position in the future.

FACTORS AFFECTING FUTURE PERFORMANCE AND MARKET PRICE OF COMMON STOCK

        Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. The following risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline, and stockholder may lose all or part of their investment.

Our financial results could suffer if we are unable to successfully attract, integrate and retain our experts and professional staff.

        Similar to other professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts and as a result, experts can terminate their relationship with us at any time and immediately begin to compete against us. The top five experts accounted for 19% of our revenues during the first nine months of 2004. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

  •
  conditions affecting the industries in which we practice as well as general economic conditions; and

  •
  our ability to recruit professional staff with the requisite skill level to effectively work on our engagements.

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

        Since the management buyout in 2000, we have experienced significant growth in the number of our experts and professional staff. We have also expanded our practice areas and have opened offices in new locations in the United States and overseas. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial and management information systems, procedures and controls, which will increase our costs and may reduce our profitability. This need to augment our support infrastructure due to growth is compounded by our decision to become a public reporting company, and the increased expense that have incurred in complying with existing and new regulatory requirements. We may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Any failure to successfully manage growth could harm our financial results and business prospects.

Expert revenue from our performance-based fee service offering is difficult to predict and recovery is uncertain.

        Performance-based expert fees comprised 2% of our total revenue for the nine months ended September 30, 2004. Because these fees are contingent on the amounts recovered by our clients, revenue on such cases, which is recognized generally on receipt, is not certain, the timing of recovery is difficult to predict, and revenue may not arrive evenly through the year, thereby affecting our quarter by quarter results.

We depend on the complex damages, competition policy/antitrust and environmental claims consulting practice areas, which could be adversely affected by changes in the legal, regulatory and economic environment.

        Our business is heavily concentrated in the practice areas of complex damages, competition policy/antitrust, including mergers and acquisitions and environmental claims. Projects in our complex damages practice area accounted for 26% and 23% of our billings in 2003 and the first nine months of 2004, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 19% and 25% of our billings in 2003 and the first nine months of 2004, respectively, and projects in our environmental claims practice area accounted for 22% and 16% of our billings in 2003 and the first nine months of 2004, respectively. Changes in the federal antitrust laws or the federal regulatory environment, changes in environmental laws or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

        We currently have operations in Argentina, Australia, Belgium, Canada, France, New Zealand, Spain, South Korea and the United Kingdom. In the first nine months of 2003 and 2004, 9.3% and 12.3%, respectively, of our revenues was attributable to activities outside of the United States. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

  •
  greater difficulties in collecting accounts receivable; and

  •
  labor regulations that increase the cost of hiring, maintaining and terminating employees.

        The occurrence of any one of these factors could have an adverse effect on our operating results.

Our disputes with Navigant Consulting, Inc. and National Economic Research Associates, Inc. could harm our business and financial results.

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

        In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company Marsh & McLennan Companies, Inc. filed a complaint against us and one of our experts. This action arises out of our hiring of professionals in March 2004 who were formerly employed by NERA in the United States and Europe. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that LECG interfered with NERA's contractual relations and advantageous business relationships, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided this expert by us and contains a demand for a jury trial. In August 2004, we served a motion to dismiss the complaint with respect to the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion the parties are currently briefing. We also filed our answer to the complaint. A decision against us in this case could harm our financial results and financial position.

We operate as a publicly traded corporation rather than as a privately held limited liability company, which could make it more costly for us to operate our business.

        Prior to November 13, 2003, we operated as a privately held limited liability company since the management buyout. Operating as a publicly traded C corporation has imposed costs and challenges on us. These include the preparation and filing of federal and state income tax returns, the filing of quarterly and annual reports with the SEC, the need for more expensive directors and officers liability insurance and the need for more services from our outside auditors in connection with periodic public filings, earnings announcements and tax filings. In addition, we have invested and will continue to invest more in our investor relations function to communicate with investors and the general public.

Our stock price may be volatile.

        The price of our common stock after the offering may fluctuate widely, depending upon many factors, including but not limited to the risk factors listed above and the following:

  •
  the limited trading volume of our common stock on the Nasdaq National Market;

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

        Our executive officers and members of our board of directors and their affiliates beneficially own approximately 40% of our outstanding shares of common stock. As a result, our executive officers and directors and their affiliates will be able to influence the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Cash investment policy

        We have established cash investment guidelines consistent with the objectives of preservation and safety of funds invested, insuring liquidity and optimizing yield on investment. Eligible investments include money market accounts, US Treasuries, US Agency securities, commercial paper, municipal bonds, AAA rated asset-backed securities, certificates of deposit and agency backed mortgage securities. We seek the highest quality credit rating available for each type of security used for investment purposes. Maturities are not to exceed 18 months.

Interest rate risk

        Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

        Our investment policy requires us to invest funds in excess of current operating requirements. As of September 30, 2004, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

        We currently have operations in Argentina, Australia, Canada, New Zealand, South Korea, France, Belgium, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each area. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. filed a complaint against LECG and one of its experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of LECG's hiring of professionals in March 2004 who were formerly employed by NERA in the United States and Europe. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that LECG interfered with NERA's contractual relations and advantageous business relationships, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by LECG and contains a demand for a jury trial.

        On August 27, 2004, we served a motion to dismiss the complaint with respect to the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion the parties are currently briefing. We also filed our answer.

        The parties have served initial discovery requests, including interrogatories and documents requests. LECG and our expert have served responses and objections to NERA and MMC's discovery requests, and they have commenced production of documents.

        LECG is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

        In addition, LECG is a party to certain other legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of LECG's management, would not have a material adverse effect on LECG's business, financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        On August 2, 2004, we issued 56,850 shares of our common stock to certain accredited investors at an effective purchase price of $17.59 per share in connection with our acquisition of Silicon Valley Expert Witness Group, Inc. The foregoing purchase and sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Use of Proceeds from Initial Public Offering

        The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was November 13, 2003 and the Commission file number is 333-108189.

        From November 13, 2003 to September 30, 2004, the amount of expenses incurred by us in connection with the issuance and distribution of the securities in the offering totaled $12.5 million, which consisted of (i) $10.3 million of underwriting discounts and commissions, and $2.2 million in legal, accounting, printing and miscellaneous fees.

        Our net offering proceeds after deducting our total estimated expenses were $134.1 million.

        As of September 30, 2004, 2004, $119.4 million from the net proceeds of the offering were used for the following (in millions):

Redemption of the Company's Redeemable Class A preferred units paid to:
Officers, directors and owners of more than 10% of the Company's stock	$26.5
All others	$14.2
Repayment of amounts due under the Company's term and revolving credit facilities	$22.0
Distributions to unitholders of LECG Holding Company, LLC for previously taxed but undistributed earnings paid to:
Officers, directors and owners of more than 10% of the Company's stock	$8.6
All others	$5.4
Distributions to unitholders of LECG Holding Company, LLC for estimated tax payments through the period from January 1, 2003 to November 13, 2003
Officers, directors and owners of more than 10% of the Company's stock	$0.9
All others	$0.4
Purchase of substantially all of the assets of Economic Analysis, LLC	$15.4
Acquisition of Low Rosen Taylor Soriano	$3.8
Acquisition of Silicon Valley Expert Witness Group, Inc., net of cash acquired	$4.2
Additional purchase price for acquisition of CFES	$1.6
Signing bonuses	$16.4

Total net proceeds of offering used through September 30, 2004	$119.4

Issuer Purchases of Equity Securities

        The following table provides information with respect to purchases we made of our common stock during each of the months in the third quarter of 2004.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1 to July 31	—		—	—	—
August 1-August 31	—		—	—	—
Sept.1-Sept.30	3,516	(1)	$.01	—	—

(1)
Represents shares of unvested restricted common stock repurchased from an employee at the original purchase price in accordance with the terms of the buy-sell agreement between the employee and us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on July 29, 2004 to consider and vote upon two matters. The first matter related to the election of nine director nominees, David J. Teece, David P. Kaplan, Michael R. Gaulke, Michael J. Jeffery, William W. Liebeck Ruth M. Richardson, David T. Scheffman, William J. Spencer and Walter H.A. Vandaele, to serve a one-year term or until their respective successors are duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
David J. Teece	11,552,847	2,209,900
David P. Kaplan	13,673,997	88,750
Michael R. Gaulke	13,430,511	332,236
Michael J. Jeffery	13,430,511	332,236
William W. Liebeck	13,638,624	124,123
Ruth M. Richardson	13,637,991	124,756
David T. Scheffman	11,429,774	2,332,973
William J. Spencer	13,637,991	124,756
Walter H.A. Vandaele	13,673,997	88,750

        The second matter related to the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2004. 13,320,389 votes were cast for ratification, 365,095 votes were cast against, and there were 77,263 abstentions and no broker non-votes.

        Based on these voting results, each of the directors nominated was elected and the second matter was passed.

ITEM 5. OTHER INFORMATION—RULE 10b5-1 TRADING PLANS

        Certain of our insiders, including David Kaplan, our President, have entered into trading plans in accordance with Rule 10b5-1 under the Exchange Act of 1934. These plans allow insiders to gradually diversify their investment portfolios, spread stock trades out over an extended period of time to reduce any market impact and avoid concerns about whether they had material, non-public information when they sold their stock. Rule 10b5-1 allows individuals to set up plans governing future purchases and sales of a company's stock at a time when they are not aware of material nonpublic information even though the individual may be aware of such information when these trades are completed. The plans adopted by these LECG individuals were adopted during an authorized trading period when the individuals were not in possession of material, non-public information. The plans established by these LECG individuals, commonly referred to 10(b)5-1 plans, provide for the sale of securities over the ensuing 12 months. The number of shares subject to these plans is approximately 333,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number	Description of Exhibit
**2.1	Asset Purchase Agreement entered into as of March 1, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, LLC, the members of Economic Analysis, LLC, and other related parties identified therein
**2.2	First Amendment to Asset Purchase Agreement dated as of March 17, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, LLC, the members of Economic Analysis, LLC and other related parties identified therein

†2.3		Stock Purchase Agreement entered into effective as of August 2, 2004 by and among LECG, LLC, LECG Corporation, The Summers 1992 Trust, U/T/A 1/27/92, The Richard & Sylvia McCloskey Living Trust Dated 6/14/93, Dr. Richard A. Blanchard, Diana Trujillo, Gary J. Summers and Richard McCloskey
*3.1(a	)	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect
*3.2		Bylaws of LECG Corporation
*3.3		Articles of Organization of LECG Holding Company, LLC, a California limited liability company, as currently in effect
*3.4		Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
*3.5		Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, as currently in effect
*3.5(a	)	First Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated October 29, 2001
*3.5(b	)	Second Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated December 7, 2001
*3.5(c	)	Third Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated March 27, 2003
*3.5(d	)	Fourth Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated August 1, 2003
*3.5(e	)	Fifth Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated October 14, 2003.
*3.6		Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
*4.1		Form of the Registrant's Common Stock Certificate
***10.40(b	)	Third Amendment to Employment Agreement between LECG, LLC and David J. Teece, dated October 1, 2004
***10.41(a	)	First Amendment to Amended and Restatement Senior Management Agreement between LECG, LLC, LECG Corporation, successor in interest to LECG Holding Company, LLC and David Kaplan dated October 1, 2004
****10.51		Amended and Restated Deferred Compensation Plan
10.52		Third Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated April 15, 2004
10.53		Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Third Floor of the Davidson Building 5 Southampton Street, London WC2

10.54	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fourth Floor of the Davidson Building 5 Southampton Street, London WC2
10.55	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fifth Floor of the Davidson Building 5 Southampton Street, London WC2
10.56	Fourth Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated August 12, 2004
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal executive officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal financial officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350

*
Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-108189), as amended.

**
Incorporated by reference to the same number exhibit filed with Registrant's Current Report on Form 8-K filed April 1, 2004.

***
Incorporated by reference to the same number exhibit filed with Registrant's Current Report on Form 8-K filed October 6, 2004.

****
Incorporated by reference to the same number exhibit filed with Registrant's Current Report on Form 8-K filed November 3, 2004.

†
Confidential treatment has been requested for portions of this exhibit.

(b)   Reports on Form 8-K

  i.
  On August 3, 2004, the registrant filed a Current Report on Form 8-K to announce the hiring of certain new experts and the acquisition of the Silicon Valley Expert Witness Group, Inc. under Item 5 thereof, and to furnish its press release, dated August 3, 2004, announcing its financial results for the second quarter ended June 30, 2004 under Item 12 thereof.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION (Registrant)

Date: November 9, 2004	/s/ DAVID J. TEECE Chairman of the Board of Directors (Principal Executive Officer)
/s/ JOHN C. BURKE Chief Financial Officer (Principal Financial Officer)

QuickLinks

LECG CORPORATION FORM 10-Q TABLE OF CONTENTS
  PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
LECG CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Quarters and Nine Months Ended September 30, 2004 and 2003 (in thousands, except per share data) (unaudited)
LECG CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2004 and December 31, 2003 (in thousands, except share data) (unaudited)
LECG CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2004 and 2003 (in thousands) (unaudited)
LECG CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION—RULE 10b5-1 TRADING PLANS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES