Form 10-K
period 2004-12-31
LECG CORP
filed 2005-03-11
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $212,400,602* (based on the closing price for the common stock on the Nasdaq National Market on such date).

As of February 28, 2005, there were 22,890,209 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2004.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2004. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

INDEX

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

Introduction

We provide expert services. Our highly credentialed experts and professional staff address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial environments. We conduct economic, financial and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include factual and statistical analyses and report preparation and presentation, electronic discovery and data collection and forensic accounting. Our experts are renowned academics, former senior government officials, experienced industry leaders, technical analysts and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff. Our clients include Fortune Global 500 corporations, major law firms and local, state and federal governments and agencies in the United States and abroad.

The growth in our number of experts and professional staff has been significant. Since the end of 2003 through December 31, 2004, we have increased our number of experts by 47% to 289 and increased our number of professional staff by 34% to 398 and now have 30 offices in 10 countries. Our growth has enabled us to deepen our existing service offerings, as well as to add experts and professional staff in new practice areas.

BUSINESS ENVIRONMENT FOR EXPERT SERVICES

Demand for expert services

Businesses, courts, arbitration panels, tribunals, regulatory authorities, legislative bodies and boards of directors throughout the world use independent expert analysis and advice to help resolve disputes through litigation, arbitration and negotiation, as well as to understand and address regulation and legislation. These processes generate ongoing demand for original economic, financial and statistical analyses, irrespective of the business cycle. The credibility of expert analysis and advice is enhanced if the work is independent, is prepared by highly qualified individuals and is informed by the objective facts and circumstances concerned. Judges, jurors, arbitrators, legislators, senior executives and board of directors tend to give greater weight to experts who do not have a vested interest in the outcome. When trying to resolve or assess important, complex issues, it is frequently insufficient to rely on already published studies. Typically, original and forensic analysis must be conducted based on specific data, documents and facts.

Dispute resolution and decision making

Disputes are an inherent element of the economy and occur regardless of the business cycle. Disputes that require expert analysis and advice typically involve significant financial impact for the parties involved, and as the costs of, or potential for, adverse outcomes increase, the demand for expert services grows. Expert analysis and advice can also help shape policy choices and can help guide affected parties’ responses. The dispute resolution and decision-making processes can be assisted by independent, objective expert analysis of facts, data, causes and consequences.

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

•       Legislation.   Representative bodies around the world, such as legislatures and parliaments, continuously modify the rules by which society and the economy are organized. The legislative process frequently provides an opportunity for experts to study legislative impact on behalf of businesses and trade associations. In the United States, legislative bodies and executive branches of government often seek expert advice, as do corporations and trade associations. Legislation, such as the Clean Air Act, has had significant economic impact on businesses. Authoritative reports, detailed analysis and the presentation of data can shape business behavior and legislative and market outcomes. Once enacted, legislation invites further analyses and creates the opportunity to provide compliance studies and impact assessments.

Supply of expert services

Experts come from universities, think tanks, public and private research laboratories, governmental bodies, private enterprises and professional services firms. Many potential providers of expert services do not readily offer expert analysis or advice as an identified line of business.

Large-scale original studies and analyses often cannot be done in an expert’s primary workplace or are unsuited to traditional consulting environments. For instance, most universities, think tanks and laboratories do not allow faculty or staff to use the institution’s facilities or students when they are on private consulting engagements. Traditional consulting firms are also not designed to support highly specialized experts. Management consulting firms often operate by leveraging particular methodologies and concepts. Providing expert services requires specific analysis and highly customized approaches and can involve the analysis of large numbers of documents and electronic data related to the issues at hand.

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

Addressing expert needs

Experts provide a unique managerial challenge because they are highly intelligent, highly educated, highly independent and self-motivated and may have already enjoyed senior management and/or professional status. We believe experts desire to work in an organization that enables professional autonomy, brings together other experts with deep substantive knowledge, aligns incentives to enhance returns for both the expert and the firm, employs experienced professional staff with strong analytical and project management skills and provides a supportive, less bureaucratic infrastructure.

•       High autonomy.   Experts are leaders in their fields and desire to maintain their independence. We believe traditional employer-employee authority structures and bureaucratic policies inhibit the productivity of experts and often run counter to experts’ professional values. Experts require transparency and professional independence.

•       Flexible workplace environment.   In some cases, experts may maintain employment status in other organizations, such as universities, think tanks or research laboratories. These organizations typically allow experts to pursue independent projects and engagements for some part of their professional time. These experts seek an organizational environment that permits them to maintain their primary employment and effectively utilize the time they have available for outside consulting.

•       Objective rewards.   Because professional activities for experts are substantially self-directed, and because of the need for high autonomy, reward systems are more effective if they are highly transparent and tied to objective financial criteria over which the expert has significant control.

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

Renowned experts

Our experts include internationally recognized faculty and former faculty from many of the world’s best universities. Our experts include major contributors to academic and professional literature in economics and finance, forensic accounting, electronic discovery, environmental damages assessment, telecommunications regulation and deregulation, electricity market design, public policy, healthcare and intellectual property valuation. Many of our experts also have valuable hands-on industry experience or have worked in or with government agencies, such as the United States Department of Justice, the United States Federal Trade Commission, the Environmental Protection Agency and national treasuries around the world. The reputations and experience of our experts drives the demand for our services.

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

Distinctive business model

We believe that we have developed a distinctive business model for a professional services firm that is designed to attract and motivate the best, brightest and most entrepreneurial individuals from universities, think tanks, the government and the private sector. Our model allows our experts to operate autonomously, substantially unburdened by corporate hierarchy. Our incentive system generally ties expert compensation directly to individual expert performance. Under our model, significant margins are realized on the revenues generated by our professional staff rather than on the individual fees of our experts. Our experts generate assignments that utilize our professional staff and infrastructure. To encourage our experts to utilize our professional staff, experts receive project origination fees based on a percentage of the professional staff billings collected on projects they originate or manage. We typically compensate our experts based on a percentage of their individual fees and fees generated by staff working on their assignments. Experts generally are not paid until we receive payment from our clients. The result is a business model with a flat organizational structure, a variable cost structure and incentive alignment that is scalable across different disciplines and fields of expertise.

Entrepreneurial culture

Our comparatively non-hierarchical structure fosters an entrepreneurial culture that enables us to attract, deploy and retain leading independent experts from academia, government and the private sector. Our experts are successful, self-motivated, credentialed individuals who prefer to work in a non-bureaucratic organization. Our management structure is decentralized, and we provide experts with a high degree of autonomy and intellectual freedom. In addition, we are constantly recruiting top talent. We believe that we have the ability to quickly identify and integrate additional experts into our company. We also have the ability to develop experts from within the firm.

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

Attractive support infrastructure

We provide a comprehensive support infrastructure, including information technology services, that we believe enables our professionals to achieve higher productivity by focusing on delivering quality expert analysis and advice and developing new business rather than performing administrative tasks. We provide administrative support services, such as marketing, billing, project accounting and receivables collection. We believe that our support infrastructure relieves our experts from the burden of daily administrative tasks and enables our experts to be more focused, collegial and productive than established academics, researchers and other professionals who choose to consult as sole practitioners. Our support systems enable quick response to business opportunities and the creation of teams spanning many practice groups and geographies. Our support infrastructure is highly integrated, so that our staff can seamlessly support experts across a large number of offices in the countries in which we operate.

Experienced, high quality leadership team

Our leadership team has extensive experience in guiding professional services companies, including David J. Teece, PhD, our Chairman, who co-founded our company in 1988, and David P. Kaplan, our President, who managed Capital Economics, an economics consulting firm he helped found, from 1985 until he joined us in 1998. In addition, our leadership team includes renowned experts with significant revenue-generating abilities. Due to the professional and administrative infrastructure that we have implemented, we believe our leadership team is able to effectively guide our company while also providing expert services. As a result, the firm’s leadership is in close touch with both clients and experts.

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

Core competencies

Our experts and professional staff have specialized knowledge in economic, financial and statistical theories, electronic data organization, forensic accounting and other areas requiring complex analyses. In addition, many of our experts and professional staff also possess in-depth knowledge of specific markets, regulations and industries. These core competencies enable us to incorporate complex methodologies and tools developed in research settings to deliver independent expert testimony, original authoritative studies and strategic advice in adversarial and non-adversarial settings to assist in dispute resolution and decision-making. The quality of our experts’ services has resulted in a high level of repeat business and the development of significant new business.

Services provided

Our experts and professional staff provide independent expert testimony, original, authoritative studies and strategic advisory services to help resolve complex disputes and inform legislative, judicial, regulatory and business decision-makers. Our experts and professional staff manage information and conduct independent, sophisticated economic, financial and statistical analyses for clients attempting to resolve disputes through litigation, arbitration or negotiation or seeking to understand and address regulation and legislation. In addition, we also provide claims management services for large settlements involving a significant number of claimants.

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

•       Authoritative studies.   We prepare and provide independent authoritative studies generally in connection with litigation; such as studies containing detailed economic, financial and statistical analyses. Authoritative studies are often commissioned in support of expert testimony or to analyze proposed regulations or legislation. Large amounts of information and data must often be assembled by staff to facilitate these analyses. We also conduct studies that are used during arbitration and negotiation.

•       Advisory services.   Our experts and professional staff provide independent strategic advice and expert consulting, particularly in industries with a heavy regulatory or legal component. This advice is usually provided to senior management of our clients. Our services include the analysis and evaluation of potential mergers and the integration of businesses, the economic analysis of prospective investments, risk management analysis in connection with large insurance claims and the design of regulatory compliance systems and the management of intangible assets. We frequently advise on regulatory strategy and on market design. In the finance area, we perform valuations of assets, including intellectual property, such as patents, trade secrets and trademarks. We provide advice regarding licensing and transfer pricing strategies and protocols.

•       Claims services.   Following the final determination of certain types of disputes, such as class action litigation or bankruptcy proceedings, large settlement funds are frequently established that must be distributed to numerous claimants. The administration of these claims requires highly specialized knowledge and organization. We provide class action settlement administration, specialized claims processing and bankruptcy claims processing. Services include pre-settlement structuring and consulting assistance; media campaigns; class member identification, notification and opt-in/opt-out processing; process, procedures and form development and implementation; claim processing and settlement calculations; customer service call centers; banking management and reporting; and benefit distribution and tax reporting.

Representative practice area expertise

Our experts have specific expertise in practice areas that include competition policy/antitrust; complex damages including intellectual property, environmental and insurance claims; market and regulatory design; valuation analysis; and labor and employment; forensic accounting; and electronic discovery. Many of our projects span multiple practice areas, and many of our staff work in several practice areas. We develop new practice areas, such as labor and employment, as the issues facing our clients evolve and new business opportunities arise.

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

•       Environmental and insurance claims.   Many industries in the United States are exposed to claims of environmental damages due to current or legacy activities, including oil spills, chemical spills and other sources of environmental contamination. Our experts provide advice on how contamination affects property values. Our experts also quantify damages and estimate penalty exposure. Piecing together the data that addresses liability issues, the amount of damage, and the coverage available under legacy insurance policies involves historical research, the quantification of damages and the apportionment of damages to multiple insurers when the insured has complex insurance coverage profiles. The collection, organization and analysis of data for these purposes represent a significant and growing practice area within our company.

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

•       Forensic accounting.   We provide forensic accounting services in connection with complex commercial disputes and regulatory investigations. We gather and analyze voluminous amounts of financial data to uncover evidence, reconstruct complex financial transactions and events and identify potential liabilities or areas of fraud.

•       Electronic discovery.   Our electronic discovery service specializes in the recovery, analysis and preservation of electronic data in connection with litigation and other forms of business disputes. Our services include data mining and analysis, e-mail reconstruction, document retention services and computer imagery.

Representative industry expertise

Over time we have been able to develop deep knowledge of specific client industries, including the following:

•       Energy.   For over a decade, our experts have been engaged to provide expert advice to the petroleum industry in the areas of exploration, refining, pipeline transportation and distribution. We have advised on mergers and acquisitions, provided analysis of competitive effects, modeled refining operations, assessed intermodal competition facing pipelines and analyzed the effects of multiple channels of distribution. We have detailed knowledge of the oil and gas industry not only in the United States, but also in many other countries, including Canada, Australia and New Zealand.

In the electricity area our experts have been involved in network modeling, market design, auctions and pricing. They have developed a deep understanding of different regulatory regimes around the world. The firm’s experts have provided services to generators, independent system operators, transmission companies and service companies. Our experts have performed cross-jurisdictional studies on electricity policy issues in the United States, Australia, New Zealand, Canada, the United Kingdom and Chile.

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

•       Telecommunications.   We have a long-standing telecommunications practice that has advised firms regarding regulatory, litigation and strategic planning in the United States and internationally. We have assessed various pricing regimes, analyzed emerging competition, modeled new entry and commented on various proposals to restructure the industry. We have in-depth knowledge of regulatory environments around the world including the United States, Canada, the United Kingdom, South Korea, Australia, New Zealand, Argentina and the Baltic States.

Representative clients

We provide expert services to Fortune Global 500 corporations, major law firms and local, state and federal government agencies in the United States and their international counterparts. Our ten largest clients represented 23%, 16% and 19% of our revenues in 2002, 2003 and 2004, respectively. No single client accounted for more than 4% of our revenues in any of those periods. We are frequently approached directly by law firms on behalf of clients to provide independent testimony, authoritative studies and/or strategic advice in matters involving litigation, arbitration, negotiation, legislation or regulation. In these cases, our engagement and billing arrangements are often with such law firms.

International operations

Financial information about our geographic areas and risks attendant to our international operations can be found in footnote 2 “Summary of Significant Accounting Policies.” of the consolidated financial statements of this report and in the “Risk Factors” section of this report.

EMPLOYEES

As of December 31, 2004, we had 794 employees and 81 exclusive independent contractors, consisting of 289 experts, 398 professional staff and 188 administrative staff members.

Experts and professional staff

Experts

We classify our experts as directors or principals. As of December 31, 2004, we had 289 experts, consisting of 207 directors and 82 principals. Directors tend to be more experienced than principals, and generally have more established reputations. Directors are expected to generate more engagements than principals. Principals are often, but not always, promoted from the ranks of senior professionals after they have achieved a sufficient reputation of their own and developed the ability to attract new work. Directors tend to have higher pass-through rates of compensation on their expert fees. Our agreements with our directors and principals generally provide for exclusivity with us in consideration for consulting fees determined by the time billed and actually collected by us as well as project origination fees for work originated or managed by the expert. The agreements are terminable at will and generally do not restrict competition with us following termination. However, our agreements do limit post-departure solicitation of certain clients and staff. When there are no significant earnings implications, from time to time we will allow experts to accept engagements outside the firm under special circumstances. Such exceptions from general policy require the approval of the President or the Chairman. From time to time, we also engage experts not otherwise associated with us to work on a particular matter. We are constantly seeking new experts to join us.

In addition to our experts, we have relationships with approximately 700 individuals, who work with us on a non-exclusive basis (approximately 400 of such individuals became affiliated with us upon our August 2004 acquisition of Silicon Valley Expert Witness Group, Inc.) Like our experts, these affiliates leverage our professional staff to perform expert services. In 2004, these affiliates’ projects accounted for approximately 7% of our revenues. We compensate these affiliates similarly to the majority of our experts; that is, they are paid upon our receipt of payment from clients. We view these relationships as excellent ways for us to identify possible additional experts and to supplement our skills in certain key areas.

We offer our experts a generous compensation model, a collegial atmosphere, high autonomy and transparency of financial rewards through high pass-through rates on billed and collected work, as well as project origination fees. Under our business model, our experts are compensated based on a percentage of their billings, which we refer to as pass-through rates, ranging from 30% to 100%, and currently averaging approximately 76% of their individual billings on particular projects. Directors tend to have higher pass-through rates of compensation on their expert fees than principals. The possibility of generous compensation is, however, coupled with high accountability because the experts’ compensation on each project is linked to our ability to collect on that project leaving them at risk for payment from us. As of December 31, 2004, approximately 82% of our experts participated in this variable compensation model, which we call the “expert model.” In certain circumstances, such as when experts have recently joined us or when experts have been asked to engage in practice building or enterprise building activities, the experts may not be compensated pursuant to the expert model. The experts not participating in this variable compensation model are paid a fixed salary and are eligible for cash bonuses where the bonus is related in part to billed work and the utilization of professional staff or other specified performance targets. We endeavor to transition substantially all experts to the expert model.

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

Our experts are independent, and we encourage them to be entrepreneurial. We do not set the hours worked, or control the opinions expressed by our experts. In some cases they are employed by or have relationships with universities or other research institutes where they teach and conduct independent research in their specialized field. Our experts have entered into agreements with us in which they have agreed that they will exclusively utilize our support staff in connection with their consulting work when the necessary staff is available. Experts compensated under the expert model are generally responsible for the cost of their own executive assistants, taxes and benefits as well as a portion of their sales and marketing activities. While some of our experts are exclusive independent contractors, most are our employees.

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

To our professional staff, we offer a learning environment, exposure to highly credentialed experts, the opportunity to work on important assignments, competitive compensation and the potential to advance to the expert level. Our business model allows very rapid advancement of individuals who are professionally capable in their field. Many of our professional staff have advanced to become experts in their own right.

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

COMPETITION

The market for expert services is highly competitive, fragmented and subject to rapid change. We compete with a large number of service providers in each practice area. We consider some of our principal competitors to be:

•       economic, legal and management consulting firms such as Charles River Associates Incorporated, Navigant Consulting, Inc., National Economic Research Associates, Inc., FTI Consulting, Inc. and Huron Consulting Group Inc.;

•       current and former consulting arms of large accounting firms such as BearingPoint, Accenture and Capgemini;

•       general management and strategy consulting firms such as Bain & Company, Booz Allen Hamilton and The Boston Consulting Group;

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

•       reputation of the firm and experts;

•       client referrals;

•       ability to access leading experts and staff;

•       ability to provide project management skills;

•       ability to be responsive and to meet deadlines;

•       ability to communicate findings to relevant parties;

•       fee structure; and

•       coherence of business strategy.

We believe that we compete favorably with respect to each of these factors.

AVAILABLE INFORMATION

Our Internet address is www.lecg.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.     PROPERTIES

Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 41,000 square feet of office space, under an 8-year lease that expires in July 2010. This facility accommodates our principal administrative and finance operations. We also have a major office in

Washington, D.C., where we lease approximately 55,000 square feet of office space, under a 10-year lease that expires in May 2011, and a major office in London, where we lease approximately 17,000 square feet of office space under a 15-year lease that expires in March 2019, with an option to cancel in March 2015. We occupy leased facilities in a total of 20 locations throughout the United States and in ten locations in Canada, the United Kingdom, Belgium, Spain, France, South Korea, Australia, New Zealand and Argentina. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that we will be able to obtain additional leased facilities to meet our future needs.

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

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of our hiring of professionals in March 2004 who were formerly employed by NERA in the United States and Europe. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that we interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by us and contains a demand for a jury trial. In August 2004, we served a motion to dismiss the complaint with respect to the breach of contract, tortuous interference with contractual relations and the unfair and deceptive trade practices counts, which motion is currently pending decision by the Court. We also filed our answer to the complaint. A decision against us in this case could harm our financial results and financial position.

Our projects typically involve complex analysis and the exercise of professional judgment. Many of our engagements involve matters that could have a severe impact on the client’s business, cause the client to gain or lose significant amounts of money, or assist or prevent the client from pursuing desirable business opportunities. If a client questions the quality of our work, the client could threaten or bring a lawsuit to recover damages against us. We carry professional liability insurance to cover most of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the amounts in controversy or the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq National Market System under the symbol of XPRT. The following table sets forth, for the period indicated, the low and high closing prices per share for our Common Stock as reported by the Nasdaq National Market.

	LOW	HIGH
For the Period Ended December 31, 2003
Fourth Quarter (Nov. 13, 2003 to Dec. 31, 2003)	$20.38	$24.95
For the Year Ended December 31, 2004
First Quarter	$18.56	$25.02
Second Quarter	$15.90	$20.65
Third Quarter	$15.44	$18.48
Fourth Quarter	$15.47	$19.69

As of February 28, 2005, there were approximately 100 holders of record of our Common Stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe there are approximately 1,200 beneficial owners of our Common Stock.

We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant. Our credit facility contains restrictions on our ability to pay cash dividends. Historically, because we were taxed as a partnership, we distributed to our unitholders an amount equal to the balance of the federal and state income taxes estimated to be paid by unitholders related to our earnings.

Use of proceeds

Our initial registration statement (Securities and Exchange Commission file number 333-108189) was declared effective on November 13, 2003, under which we sold 8,625,000 shares of our Common Stock (par value $0.001) at $17.00 per share for total proceeds of $146,625,000. Our managing underwriter was UBS Securities LLC. Expenses incurred in connection with the issuance and distribution of the securities in the offering totaled $12.5 million, which consisted of (i) $10.3 million of underwriting discounts and commissions, and $2.2 million in legal, accounting, printing and miscellaneous fees. Our net offering proceeds after deducting total estimated expenses were $134.1 million.

As of December 31, 2004, net proceeds of the offering were used for the following purposes (in millions):

• Redemption of our Redeemable Class A preferred units paid to:
• Officers, directors and owners of more than 10% of our stock	$26.5
• All others	$14.2
• Repayment of amounts due under our term and revolving credit facilities	$22.0
• Distributions to unitholders of LECG Holding Company, LLC for previously taxed but undistributed earnings paid to:
• Officers, directors and owners of more than 10% of our stock	$8.6
• All others	$5.4
• Distributions to unitholders of LECG Holding Company, LLC for estimated tax payments through the period from January 1, 2003 to November 13, 2003
• Officers, directors and owners of more than 10% of our stock	$0.9
• All others	$0.4
• Purchase of substantially all of the assets of Economic Analysis, LLC	$15.4
• Acquisition of Low Rosen Taylor Soriano	$3.9
• Acquisition of Silicon Valley Expert Witness Group, Inc., net of cash acquired	$4.2
• Acquisition of Washington Advisory Group	$0.7
• Additional purchase price for acquisition of Center for Forensic Economic Studies	$1.7
• Signing bonuses subject to amortization	$18.7
• Purchase of capital equipment	$3.7
Total net proceeds of offering used through December 31, 2004	$126.3

In December 2004, we and certain of our stockholders offered a total of 3,500,000 shares of our common stock for sale. We did not receive any proceeds from the sale of any shares sold by its selling stockholders. Our registration statement (Securities and Exchange Commission file number 333-120342) was declared effective on December 9, 2004, and we sold 250,000 shares of our Common Stock (par value $0.001) at $18.75 per share for total proceeds of $4.7 million. Our managing underwriter was UBS Securities LLC. Expenses incurred in connection with the issuance and distribution of the securities in the offering totaled $955,000, which consisted of (i) $235,000 of underwriting discounts and commissions, and (ii) $720,000 in legal, accounting, printing and miscellaneous fees. Our net offering proceeds after deducting total estimated expenses were $3.7 million. As of December 31, 2004, we had not used any of the net proceeds of this offering.

In January 2005, the underwriters exercised their overallotment option and we and certain of our stockholders offered an additional 525,000 shares of our common stock for sale. We sold 74,375 shares of our Common Stock (par value $0.001) at $18.75 per share for net proceeds of $1.3 million, after deducting underwriting discounts and commissions of $70,000.

Issuer Purchases of Equity Securities

No purchases of our equity securities were made by or on behalf of us during the year ended December 31, 2004 that were not otherwise disclosed in previous quarterly reports filed with the Securities and Exchange Commission on Forms 10-Q.

ITEM 6.                SELECTED FINANCIAL DATA

Reference to “Our Predecessor” is to LECG, Inc. prior to September 29, 2000, the effective date of the management buyout of our business from Navigant Consulting. The table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data”.

	Our Predecessor(2)	LECG(2)
	Jan 1, 2000 to	Sept. 29,	Pro forma(1)
Consolidated statements	September 28,	2000 to	Year ended	Year Ended December 31,
of operations data	2000	Dec.31, 2000	Dec. 31, 2000	2001	2002	2003	2004
	(in thousands)
Revenues	$54,517	$19,489	$74,006	$100,735	$133,704	$165,594	$216,555
Cost of services:
Compensation and project costs	39,432	18,999	58,431	69,032	90,083	110,634	143,711
Equity-based compensation	—	344	344	6,735	16,645	1,754	4
Total cost of services	39,432	19,343	58,775	75,767	106,728	112,388	143,715
Gross profit	15,085	146	15,231	24,968	26,976	53,206	72,840
Costs of postponed equity offering	—	—	—	—	3,500	—	—
Operating expenses	12,892	6,542	19,434	30,755	32,651	34,093	43,988
Operating income (loss)	2,193	(6,396)	(4,203)	(5,787)	(9,175)	19,113	28,852
Interest income	20	118	138	125	42	103	359
Interest (expense)	—	(641)	(641)	(2,372)	(3,188)	(2,620)	(238)
Other income (expense), net	—	(1)	(1)	(384)	257	466	5
Income (loss) before provision for income taxes	2,213	(6,920)	(4,707)	(8,418)	(12,064)	17,062	28,978
Income tax provision (benefit)	878	—	878	—	—	(9,613)	11,874
Net income (loss)	1,335	(6,920)	(5,585)	(8,418)	(12,064)	26,675	17,104
Accrued preferred dividends and accretion of preferred units	—	755	755	3,251	3,692	7,712	—
Net income (loss) attributable to common shares	$1,335	$(7,675)	$(6,340)	$(11,669)	$(15,756)	$18,963	$17,104
Net income (loss) per share:
Basic		$(0.74)		$(1.11)	$(1.41)	$1.39	$0.78
Diluted		$(0.74)		$(1.11)	$(1.41)	$1.17	$0.73
Shares used in calculating net income (loss) per share:
Basic		10,370		10,478	11,169	13,674	21,905
Diluted		10,370		10,478	11,169	16,261	23,429

	LECG(2)
	As of December 31,
Consolidated balance sheet data	2000	2001	2002	2003	2004
	(in thousands)
Cash and cash equivalents	$7,460	$3,086	$2,576	$67,177	$42,082
Total assets	66,349	65,306	75,696	163,142	214,711
Total long-term debt	18,000	13,800	15,050	—	—
Total Redeemable Class A preferred units	25,132	29,231	33,000	—	—
Total stockholders’ equity (deficit)	(1,307)	(6,766)	(8,632)	123,987	154,387

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

(2)          The historical financial results and assets and liabilities contained in our predecessor financial statements prior to the management buyout on September 29, 2000 may not be comparable with our financial results and assets and liabilities since September 29, 2000. As of September 29, 2000, our assets and liabilities were revalued to their estimated fair values, which resulted in an increase to property and equipment of $2.3 million and the recording of goodwill of $25.4 million. As a result, additional depreciation and goodwill amortization is included in the periods after September 29, 2000 as follows: $1.4 million, $5.6 million, $0.5 million, $0.4 million and $0.4 in the period from September 29, 2000 to December 31, 2000 and the years ended December 31, 2001, 2002, 2003 and 2004, respectively.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide expert services. Our highly credentialed experts and professional staff address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial environments. We conduct economic, financial and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include electronic discovery and data collection, forensic accounting, factual and statistical analyses and report preparation and presentation. Our experts are renowned academics, former high-level government officials, experienced industry leaders and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff.

Historical background

We have provided expert services since 1988, initially operating our business as a corporation under the name “The Law and Economics Consulting Group, Inc.” In 1997, we completed an initial public offering of our common stock under the name “LECG, Inc.” These shares were listed on the New York Stock Exchange under the symbol “XPT.” During the next nine months, we continued to perform expert services as a stand-alone company. In 1998, we were acquired by The Metzler Group, Inc., which changed its name to Navigant Consulting, Inc. We operated as a wholly owned subsidiary of Navigant Consulting under the name “LECG, Inc.” until September 28, 2000.

On September 29, 2000, 35 of our experts, including four of our founding experts, with equity sponsorship led by affiliates of Thoma Cressey Equity Partners, executed a management buyout of substantially all of the assets and certain of the liabilities of LECG, Inc. for a purchase price of approximately $44.3 million. The entity that operated our business from that date until completion of the initial public offering was LECG, LLC, a limited liability company and wholly owned subsidiary of LECG Holding Company, LLC.

Initial public offering

On November 13, 2003 we completed our initial public offering in which we issued 8,625,000 shares of our Common Stock at $17.00 per share and received net proceeds of $134.1 million. In connection with this offering:

•       holders of common units of LECG Holding Company, LLC became holders of shares of common stock of LECG Corporation, a Delaware C corporation;

•       such holders have received $14.1 million previously taxed but undistributed earnings of LECG Holding Company, LLC retained during the period beginning September 29, 2000 and ending November 13, 2003, and approximately $1.3 million to cover their additional income tax liabilities for 2003; and

•       we redeemed all of the outstanding Redeemable Class A preferred units of LECG Holding Company, LLC for approximately $40.7 million, which was equal to their original issuance price plus cumulative dividends that had accrued at a rate of 8% per annum, compounded quarterly.

On December 9, 2004, we completed a secondary public offering in which we issued 250,000 shares of our Common Stock at $18.75 per share and received net proceeds of $3.7 million.

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

In October 2004, we acquired substantially all of the assets of Washington Advisory Group, LLC, a privately held expert services firm specializing in technology assessment and policy, and research and development strategy. The purchase price was comprised of an initial payment of $658,000 and a minimum guaranteed payment of $400,000 payable by February 15, 2007. The purchase price was allocated as follows: $940,000 to goodwill, $69,000 (six-month amortization) to contract rights and $49,000 to net current assets and property and equipment. Additional payments of up to $2.1 million will be made through 2007 if specific growth and profitability targets are met. Additional goodwill will be recognized in subsequent years if these performance targets are met.

In August 2004, we acquired all of the outstanding shares of Silicon Valley Expert Witness Group, Inc. (“SVEWG”), a company providing expert services involving complex technologies and intellectual property disputes. The purchase price of $9.0 million was comprised of $5.0 million paid in cash, the issuance of 56,850 unregistered shares of common stock with a fair market value of $958,000, and $3.0 million of additional payments to be made no later than 2009. The purchase price was allocated as follows: $7.8 million to goodwill, $100,000 to contract rights (10-month amortization) and $1.1 million to net current assets and property and equipment. In addition, if specified revenue and operating margin targets are achieved, we will make additional payments of up to $3.0 million over a five-year period. Additional goodwill will be recorded in subsequent years if these performance targets are met.

In March 2004, we acquired the business of Economic Analysis, LLC, a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 unregistered shares of common stock with a fair market value of $1.0 million, of which $15.0 million was allocated to goodwill, $900,000 was allocated to contract rights (12-month amortization) and $500,000 to property and equipment and other assets. As a result of achieving certain performance targets for the period ended December 31, 2004, we recognized $2.4 million of additional goodwill as of December 31, 2004, to be paid in March 2005. In addition, if specified revenue and profitability targets are achieved, we will make additional payments of up to $2.6 million per year in 2006 and 2007, and additional payments of up to $2.0 million if certain revenue targets are met. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

In March 2004, we acquired the business of Low Rosen Taylor Soriano (“LRTS”), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. The purchase price was $3.9 million paid in cash, of which $3.5 million was allocated to goodwill, $145,000 was allocated to contract rights (12-month amortization) and $312,000 was allocated primarily to property and equipment and other assets, net of liabilities assumed. As a result of achieving certain profitability targets for the period ended December 31, 2004, we recorded additional goodwill of $1.0 million as of December 31, 2004, which was paid in February 2005. In addition, if specified profitability targets are achieved, we will make additional payments of up to $3.5 million through April 2008. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

In 2004, we hired experts and other professional staff in connection with the opening of three new offices in Europe as well as experts and staff in the United States. In connection with our 2004 hiring efforts, we paid $18.7 million in signing bonuses and have agreed to pay additional signing bonuses of $2.1 million in 2005. Such amounts will be amortized over periods ranging from five to seven years. In addition, we have agreed to pay performance bonuses of up to $5.7 million per year in each of 2006 and 2007, provided certain significant revenue and gross margin targets are achieved. If paid, the bonuses would be amortized from the time the bonus is earned through March 2011. Most of our agreements allow us to recover signing bonuses over periods generally ranging from five to seven years.

2003 Acquisitions

In August 2003, we acquired the business of the Center for Forensic Economic Studies or (“CFES”), a firm focused primarily on labor economics. We paid $2.4 million in cash, and we agreed to pay up to $1.6 million for additional purchase price and $500,000 bonus compensation per year for four years plus interest at a rate of 4% per year, depending on the performance of this group of experts and professional staff, and we issued 140,625 common shares that vest over five years, assuming such experts remain our employees. Of the $2.4 million purchase price, we allocated $1.7 million to goodwill and approximately $700,000 to contracts in place and software licensing rights. The contracts in place are being amortized over an 18-month period. As a result of achieving certain performance targets for the periods ended December 31, 2003 and 2004, we recognized $3.4 million of additional goodwill, of which $1.7 million was paid in 2004. Additional purchase price of up to $3.6 million will be recorded in subsequent years if future performance targets are met. As a result of achieving certain performance targets for the periods ended December 31, 2003 and 2004, we recognized $217,000 and $529,000 of bonus compensation expense, of which $520,000 was paid in 2004. In conjunction with the issuance of the 140,625 shares of common stock, we recognized $168,750 and $405,000 of stock compensation expense in 2003 and 2004, respectively.

Operations

Historically, we have derived our revenues almost exclusively from professional service fees that are billed at standard hourly rates on a time and expense basis. Revenues related to these services are recognized when the earnings process is complete and collectability is reasonably assured. We also offer services related to large environmental claims for which our fee includes a significant performance-based component. Due to the uncertainty regarding the amount and timing of performance-based compensation, revenues from this service offering are recognized in the period when the earnings process is complete, and when we have received payment for the services we have performed under the contract. These performance-based expert fees have ranged from 0% to 11% of our quarterly total revenues. In 2004, performance-based expert fees comprised approximately 4% of our revenues.

Revenues are comprised of:

•       Fees for the services of our professional staff;

•       Fees for the services of our experts;

•       Performance-based expert fees relating to environmental claims; and

•       Amounts we charge for services provided by others and reimbursable by clients, including travel, document reproduction, messenger services and other costs.

The following table summarizes our revenues from these sources by quarter from January 1, 2003 to December 31, 2004.

	Three months ended
	(unaudited)
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands)
Expert and professional staff revenues	$35,331	$37,076	$39,848	$37,199	$41,100	$49,167	$51,826	$56,516
Performance-based expert fees	1,990	2,146	—	4,856	315	1,492	1,780	4,115
Reimbursable expenses	1,479	2,210	1,703	1,756	1,695	3,012	2,460	3,077
Revenues	$38,800	$41,432	$41,551	$43,811	$43,110	$53,671	$56,066	$63,708

Compensation and project costs are comprised of:

•       Salary, bonuses, taxes and benefits of all professional staff and a limited number of experts;

•       Compensation to experts as a percentage of their individual professional fees;

•       Compensation to experts based on specified revenue and gross margin performance targets;

•       Fees paid or to be paid to experts as project origination fees;

•       Costs that are reimbursable by clients, including travel, document reproduction, messenger services and other costs; and

•       Signing bonuses, including amortization expense associated with the hiring of experts and professional staff.

Hourly fees charged by the professional staff that supports our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Under our business model, most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 76% of their individual billings on particular projects in 2004. Experts are paid when we have received payment from our clients. Any outstanding advances previously paid to experts are deducted from such payments.

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

Hiring of additional experts sometimes involves the payment of cash signing bonuses. Signing bonuses are generally amortized over the term defined in the employment agreement for the period during which they could be recovered from the employee if he or she were to leave us prior to a specified date. Most of our agreements allow us to recover signing bonuses over periods generally ranging from five to seven years.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue includes all amounts earned that are billed or billable to clients, including reimbursable expenses, and have been reduced for amounts related to work performed that are estimated to be uncollectible. Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

Revenues primarily arise from time and material contracts, which are recognized in the period the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, and when we have received payment for the services we performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such fixed price contract revenues are not a material component of total revenues.

Equity-based compensation

We have recorded equity-based compensation expense in connection with the vesting of some of our common stock option grants and restricted common stock sales. We have granted options to employee experts and, to a lesser extent to professional staff. Equity-based compensation expense for options granted to employees is determined under fixed plan accounting, which requires us to record expense when the exercise price of the options granted is less than the estimated fair value of the underlying stock on the date of grant. This amount is included as a component of stockholders’ equity and is amortized on a straight-line basis by charges to earnings over the vesting period of the options.

Historically, we also granted options to certain independent contractor experts, which were accounted for under variable plan accounting. Under variable plan accounting, equity-based compensation expense is calculated for each accounting period based on the fair value of the options as determined by the Black-Scholes option-pricing model, which requires an estimate of the fair value of our underlying stock. As a result, increases or decreases in the estimated fair value of our stock at the periodic measurement date had a corresponding increase or decrease in equity-based compensation expense with respect to options accounted for under this method.

At the time of the management buyout, we sold restricted common stock to experts and management. These restricted shares were subject to a right of repurchase that lapses over time. Similar to stock options, the method for determining stock-based compensation expense for restricted common stock is dependent on the employment status of the individual who purchased the restricted common stock. For restricted stock sold to independent contractors, variable plan accounting applies and equity-based compensation expense is calculated quarterly for unvested shares as our right of repurchase lapses. For employees, the difference between the purchase price and the estimated fair value of our stock on the date of purchase is included as a component of stockholders’ equity and is amortized on a straight-line basis over the period we have a right to repurchase the restricted stock.

In December 2002, we accelerated the vesting of certain options and restricted shares, including those issued to independent contractors, whose equity interests had generated a significant portion of the historical equity-based compensation expense discussed above. We accelerated the vesting of these stock options and restricted shares because (i) we had incurred material equity-based compensation expense primarily due to variable accounting for options and restricted stock subject to vesting, that were issued to independent contractors, (ii) the uncertainty of the timing of equity-based compensation expense to be incurred in future periods, and (iii) the likelihood that such amounts could continue to be material to our financial statements and could significantly impact our ability to raise future financing. In conjunction with the decision to accelerate the vesting of certain options and restricted stock, holders entered into lock-up agreements that prohibited the sale of such restricted shares and the shares issuable upon exercise of such options until such time as the options and restricted shares would have otherwise vested absent the acceleration. Such acceleration resulted in a total equity-based compensation expense of $8.0 million in the three months ended December 31, 2002. Such acceleration substantially reduced equity-based compensation expense in 2003 and 2004.

Had different assumptions or criteria been used to determine the estimated fair value of the common stock, materially different amounts of equity-based compensation could have been reported.

Provision for income taxes

From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, LECG paid no significant income taxes on its own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

In connection with our November 2003 initial public offering, we became a C corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by its deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections.

Our results for the quarter and year ended December 31, 2003 include an income tax benefit of $9.6 million. As a result of our conversion from a nontaxable limited liability corporation (“LLC”) to a taxable C corporation as of our November 13, 2003 initial public offering, and in accordance with Statement of Financial Accounting Standards No. 109, we established the beginning balances in our deferred tax assets and liabilities. Our net deferred tax assets were comprised primarily of certain expert fees and equity-based compensation amounts that were previously expensed for financial reporting purposes, but were not yet deducted for income tax purposes. Such amounts were required to be recognized through the income tax provision in the period of the change in our tax status. Based upon our 2003 results, and our estimates of 2004 and future results and completion of the 2003 LLC income tax return, we determined that it was more likely than not, that we would realize the benefit of these deferred tax assets and, accordingly, a valuation allowance was not considered necessary.

We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised and stock purchased through our employee stock purchase plan, or ESPP, is sold prior to the end of a required holding period. In 2004, we recognized a total benefit from option exercises and disqualifying dispositions from our ESPP of $3,155,000, which reduced deferred tax assets and increased stockholders’ equity.

Our effective tax rate is determined based on estimates of worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate. Our actual effective tax rate for 2004 was 41.0%.

Goodwill and Identifiable Intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangible were recorded related to acquisitions made through December 31, 2004. We determined that we have one reporting unit based on the similarity of operations throughout our individual offices. Business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant under performance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value.

We have used a discounted cash flow model derived from internal budgets in assessing fair values for our goodwill impairment testing. Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. For the 2004 annual impairment test, we used the quoted market price of our common stock and compared our fair value to our book value. At December 31, 2003 and 2004, we concluded that there was no impairment in our goodwill.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles and are generally amortized over six to 18 months.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our assessment, we review the discounted expected future cash flows to be generated by the assets. At December 31, 2003 and 2004, we concluded that there was no impairment in our intangible assets.

RESULTS OF OPERATIONS

Comparability of financial results

The following impacts the comparability of our financial results for 2004 as compared to 2003 and 2002:

•       Prior to November 13, 2003, no income taxes were recorded or paid at the corporate level. In prior periods we operated as a limited liability company and taxes were paid at the individual stockholder level not by us.

•       Our change in tax status at November 13, 2003 resulted in a $9.6 million tax benefit recognized for financial reporting purposes in 2003.

•       Prior to November 13, 2003, we incurred preferred stock accretion and dividends on our outstanding preferred units. Those preferred units were redeemed in full in connection with our initial public offering. In 2003, they impacted the calculation of net income attributable to common shareholders and earnings per share.

•       Basic and diluted earnings per share for 2004 include the impact of 8,625,000 shares sold in our initial public offering on November 13, 2003 and the impact of 250,000 shares sold in our secondary public offering on December 9, 2004, since their respective issuance dates.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues

Revenues in 2004 increased $51.0 million, or 31%, to $216.6 million from $165.6 million in 2003. This increase included a $49.2 million, or 33%, increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 22% increase in the number of expert and professional staff billable hours, in addition to an 11% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. Underlying this growth is the addition of 92 experts and 100 professional staff members in 2004 as a result of our recruitment efforts, acquisitions of the businesses of Low Rosen Taylor Soriano and Economic Analysis LLC in March 2004, Silicon Valley Expert Witness Group, Inc. in August 2004, Washington Advisory Group in October 2004, and our expansion in Europe. Our international operations contributed $12.8 million to the overall growth in revenues in 2004 and revenues from our international operations represent 13% of total revenue as compared to 9% in 2003. This increase was partially offset by a $1.4 million, or 15% decrease in expert revenues from our performance-based services, to $7.7 million in 2004 from $9.1 million in 2003.

Cost of services

Compensation and project costs.   Compensation and project costs in 2004 increased $33.1 million, or 30%, to $143.7 million from $110.6 million in 2003. Expert and professional staff compensation increased $25.1 million as we added 92 experts and 100 professional staff in 2004. Our growth in revenues contributed to the increase in expert compensation, as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. Due to increases in base salaries in 2004, and to align bonus compensation with our lower 2004 utilization rates, we reduced bonus compensation for professional staff by $1.4 million. Also contributing to the increase in cost of services is the amortization of signing bonuses of $4.5 million in 2004, representing an increase of $2.9 million from $1.6 million in 2003 as a consequence of our successful recruiting efforts. Compensation and project costs also include project origination fees, which increased $2.8 million or 26% to $13.6 million in 2004 from $10.8 million in 2003 consistent with the growth in professional staff revenues.

Equity-based compensation.   Equity-based compensation in 2004 decreased $1.8 million, to $4,000 from $1.8 million in 2003 due primarily to the associated variable accounting effect of certain restricted shares and options subject to performance-based vesting combined with lower prices for our stock in 2004 compared to 2003. The primary source of our variable accounting expense decrease has been restricted shares subject to a non-recourse note. The note was repaid in May 2004, thereby eliminating any future impact of variable accounting resulting from these restricted shares. Offsetting the $594,000 benefit of shares and options subject to variable accounting is $598,000 of amortization expense associated with options and restricted stock issued with exercise prices less than the fair market value on the date of grant.

Such options and restricted stock were issued to employees prior to our initial public offering in November 2003.

Operating expenses

Operating expenses in 2004 increased $9.9 million, or 29%, to $44.0 million from $34.1 million in 2003. The increase was due in part to increases in administrative personnel and related payroll costs of $2.4 million. Operating expenses for the year ended December 31, 2004 include a reduction in bonus compensation of $1.3 million, as compared to 2003, to reflect increases in base salaries in 2004 and to align bonus compensation with our performance for 2004. Corresponding personnel costs, and recruiting fees in connection with hiring experts and professional staff, increased $2.0 million, due in part to our successful recruiting efforts in 2004. We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff.

Also contributing to the increase in operating expenses is an increase in facilities costs of $2.4 million in connection with the expansion of existing offices and the opening of five new offices since December 31, 2003. The use of outside professional services increased by $2.3 million over 2003 resulting from increased legal, accounting and tax consulting fees, which were due in part to start-up services performed for our European operations, the NERA litigation, general corporate matters and costs associated with our public company status including our Sarbanes-Oxley compliance effort and tax compliance services. Contributing to the overall increase in operating expenses was an increase of $900,000 for computer related and supplies costs due to increases in our workforce and administrative related activity. Marketing and related costs increased $1.1 million as the result of increased business development efforts. Insurance costs increased $500,000 due in part to our status as a public company and our expansion.

Interest expense

Interest expense in 2004 decreased $2.4 million, to $238,000 from $2.6 million in 2003. The decrease was due to the absence of outstanding borrowings on both the revolving credit facility and the term loan throughout 2004 as the result of repaying the outstanding balances in November 2003. Interest expense is comprised primarily of amortization of fees paid in connection with our credit facility.

Income taxes

From September 29, 2000 to November 13, 2003, we operated as a limited liability company and were taxed as a partnership. Accordingly, we paid no significant income taxes on our own behalf during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

In connection with our initial public offering, we became a C corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS 109 “Accounting for Income Taxes.” Our annual effective tax rate for 2004 is 41%, and we have recognized income tax expense of $11.9 million for 2004. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $3.2 million for options exercised in 2004 and have reduced deferred tax assets and increased additional paid in capital by $1.1 million and $2.1 million, respectively.

Accrued preferred dividends and accretion of preferred units

In 2004, we no longer had an obligation to pay or accrue preferred Class A dividends or recognize accretion on preferred shares as a consequence of having redeemed all outstanding shares of our preferred Class A stock in November 2003. In 2003, we accrued preferred dividends and accretion of $7.7 million, thereby reducing net income available to common stockholders.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues

Revenues in 2003 increased $31.9 million, or 24%, to $165.6 million from $133.7 million in 2002. This increase included a $24.8 million, or 20%, increase in expert and professional staff revenues, excluding performance-based revenues. The increase in expert and professional staff revenues resulted from a 10% increase in the number of expert and professional staff billable hours (which includes the impact of the August 2003 acquisition of CFES), in addition to a 10% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. In addition, expert revenues from our performance-based services increased $5.4 million to $9.1 million in 2003 from $3.7 million in 2002.

Cost of services

•       Compensation and project costs.   Compensation and project costs in 2003 increased $20.5 million, or 23%, to $110.6 million from $90.1 million. Compensation and project costs increased as a consequence of our growth in revenues because experts are paid a percentage of their own billings plus a percentage of professional staff billings. In addition, average expert and professional staff headcount for the year increased by 68 people to 486 in 2003 from 418 in 2002. Compensation and project costs include project origination fees of $10.8 million for 2003, representing an increase of $500,000, or 5%, over 2002.

•       Equity-based compensation.   Equity-based compensation in 2003 decreased $14.8 million to $1.8 million from $16.6 million in 2002. The decrease reflects the effect of the accelerated vesting of certain options and restricted stock in the fourth quarter of 2002 that had generated a significant portion of equity-based compensation prior to the acceleration of vesting. Contributing to the $1.8 million of equity-based compensation in 2003 was $585,000 resulting from accelerating the vesting, pursuant to their terms, of certain options issued in 2001 to David J. Teece, Chairman, and David P. Kaplan, President, and $582,000 resulting from restricted stock subject to variable accounting, $477,000 of which was recognized in the fourth quarter of 2003.

Operating expenses

Operating expenses in 2003 increased $1.4 million, or 4%, to $34.1 million from $32.7 million in 2002. The increase was due in part to increases in administrative personnel and related payroll cosst of $2.1 million, facilities cost increases of $280,000 for additional office space occupied by the increased workforce, and depreciation and amortization cost increases of $203,000, as we expanded our infrastructure to accommodate existing and newly hired experts and professional staff. In addition, amortization of intangible assets increased $861,000 to $1.9 million in 2003 from $995,000 in 2002, due to intangible assets acquired in the July 2002 and August 2003 acquisitions. Intangible assets of $1.8 million acquired in 2002 were fully amortized as of December 31, 2003.

Costs of postponed equity offering

We recognized $3.5 million of expense in 2002 consisting primarily of accounting, audit, legal, printing fees and other related costs incurred in connection with our plans to undertake an initial public offering. Total offering costs of $2.2 million incurred in connection with our November 2003 initial public offering were offset against the proceeds from the offering.

Interest expense

Interest expense in 2003 decreased $568,000, or 18%, to $2.6 million from $3.2 million in 2002. The decrease, due to the repayment of our revolving line of credit and term loan in November 2003 and lower variable interest rates in 2003, was partially offset by higher loan balances throughout most of 2003.

Income tax benefit

As a result of our conversion from an LLC to a Corporation on November 13, 2003, deferred tax assets of $10.1 million were recognized in the fourth quarter of 2003. We believed it was more likely than not that the results of future operations would generate sufficient taxable income to realize the net deferred assets. Accordingly, we recognized a tax benefit of $10.1 million, offset by $500,000 provision for foreign income taxes for the period beginning November 13, 2003 to December 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

On November 13, 2003, we completed our initial public offering, in which we sold 8,625,000 shares of our common stock at $17.00 per share for net proceeds of $134.1 million. On December 9, 2004, we completed a secondary offering, in which we sold 250,000 shares of our common stock at $18.75 for net proceeds of $3.7 million, after underwriting discounts and commissions and costs of the offering. As of December 31, 2004, we had $42.1 million in cash and cash equivalents, primarily in money market accounts, and no outstanding bank borrowings. Our primary financing need will continue to be to fund our growth. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographical areas and consulting practice areas. We expect to continue to search for and acquire top-level experts, in order to deepen our existing service offerings and to add new experts and related professional staff to new practice areas. Prior to our initial public offering, our primary source of liquidity had been borrowings under our revolving credit and term loan facilities, supplemented by cash flows from operating activities. Our current sources of cash are the remaining proceeds from our initial and secondary public offerings and cash generated by operations, which have been augmented by the proceeds from option exercises and the sale of common stock through our Employee Stock Purchase Plan.

Net cash used by operations in 2004 was $945,000 as compared to $14.6 and $4.4 million provided by operations in 2003 and 2002, respectively. The primary sources and uses of cash from operations in 2004 were net income of $17.1 million, which included non cash expenses of $16.2 million. This was offset by an increase in accounts receivable of $23.6 million resulting from the increase in expert and professional staff revenue and longer billing and collection periods, which were due in part to billing activities associated with new clients, new experts and our expansion into Europe. We paid $18.7 million in signing bonuses in 2004. Signing bonuses are an integral part of our recruitment effort, and the significant investment reflects our hiring activities and expansion into Europe. We will likely continue to use signing bonuses in our efforts to recruit experts and professional staff. Substantially all of the signing bonuses issued have vesting periods, which range from five to seven years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient leaves prior to the end of the vesting period. Prepaid expenses and advances to experts increased $3.6 million primarily due to differences in the timing of payments to experts for advances as compared to payments for fees earned. Net cash provided by operating activities in 2003 was $14.6 million, resulting primarily from $23.1 million of income before taxes and non-cash depreciation, amortization and equity-based compensation, offset by an increase in accounts receivable and certain prepaid expenses of $13.3 million. The increase in accounts receivable of $11.4 million is due to the overall increase in revenues of $31.9 million for 2003.

Net cash used by investing activities was $29.6 million for 2004 as compared to $3.9 million and $5.1 million in 2003 and 2002, respectively. Investing activities in 2004 were comprised of investment in property and equipment of $3.7 million, due in part to our new London office space, and $25.9 million of cash paid for the following acquisitions (in millions).

Economic Analysis, LLC	$15.4
Low Rosen Taylor Soriano	3.9
Silicon Valley Expert Witness Group, Inc.	4.2
Washington Advisory Group	0.7
CFES (earnout payment related to 2003 acquisition)	1.7
Total cash paid for acquisitions in 2004	$25.9

Net cash used in investing activities for 2003 was $3.9 million, $2.5 million of which was for our acquisition of the net assets of CFES in August 2003.

Net cash provided by financing activities was $4.8 million for 2004, as the result of: $3.7 million of net proceeds from our secondary public offering, $2.9 million of proceeds from the exercise of options and $2.1 million of proceeds from the issuance of shares of our common stock in connection with our Employee Stock Purchase Plan, offset by distributions to stockholders of $4.2 million for previously taxed but undistributed earnings and estimated taxes of the LLC. We do not anticipate that there will be any additional distributions to stockholders relating to the prior LLC status. Net cash provided by financing activities for 2003 was $53.3 million, primarily due to $134.1 million in net proceeds from our initial public offering in November 2003. Total borrowings and debt repayments in 2003 were $41.4 million and $61.7 million, respectively, reflecting the repayment of our outstanding revolving credit and term loan facilities in November 2003. Following the completion of our initial public offering, we paid our preferred Class A unitholders $40.7 million to redeem all of our preferred Class A units. We also distributed $19.4 million for a portion of the previously taxed earnings of the LLC to common stockholders that were common unitholders of the LLC at the time of the conversion to a C corporation and for distributions to cover unitholders’ taxes prior to the initial public offering.

Our revolving credit facility provides for a maximum borrowing capacity of $18.0 million, $2.0 million of which can be used to secure letters of credit. At December 31, 2004 we had no outstanding borrowings on the revolving credit facility, and outstanding letters of credit for $1.1 million. In August 2004, our lender agreed to amend our credit facility to allow us to make business acquisitions without the lender’s prior consent, provided certain conditions are met. Our revolving credit facility expires in March 2006, at which time all outstanding borrowings, if any, are required to be repaid.

Our credit facility includes mandatory prepayment provisions, subject to certain exceptions, that generally accelerate our payment obligations in the event we enter into new debt agreements, sell equity securities, sell assets or generate excess cash flow.

Future needs

We believe funds generated by operations, the remaining net proceeds from our initial and secondary public offerings, and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our cash requirements related to future operations will be funded with cash generated from operations and short-term borrowings. Cash payments for signing bonuses and acquisitions could affect our anticipated cash needs. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term, however there can no assurance that inflation will not have an adverse effect on our financial results and position in the future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

In connection with our October 2004 acquisition of Washington Advisory Group, we will make an additional guaranteed payment of $400,000 no later than February 15, 2007, and, if specific revenue and profitability targets are achieved in the future, we will make additional payments of up to $2.1 million through 2007.

In connection with our August 2004 acquisition of Silicon Valley Expert Witness Group, Inc., we will make guaranteed payments of $3.0 million over a five-year period, and if specified revenue and profitability targets are achieved, we will make additional payments of up to $3.0 million over the same five-year period.

In connection with our March 2004 acquisition of Economic Analysis, LLC, we will pay $2.4 million in March 2005 as certain performance targets for 2004 were achieved. We will make additional payments of up to $2.6 million in each of 2006 and 2007, if significant revenue and profitability targets are achieved. Additional payments of up to $2.0 million will also be made if higher targets are met.

In connection with our March 2004 acquisition of LRTS, we paid $1.1 million in February 2005. We will make additional payments of up to $3.5 million from 2006 to 2008 if specified profitability targets are achieved.

In connection with the hiring of certain experts and professional staff in March 2004, we have agreed to pay performance bonuses of up to $5.7 million per year in each of 2006 and 2007 provided certain significant revenue and profitability targets are achieved. All such bonus payments are subject to amortization from the time the bonus is earned through March 2011.

In connection with our March 2003 acquisition of CFES, we will pay $1.7 million in August 2005 as certain specified revenue and profitability targets were achieved for 2004, and if certain specified revenue and profitability targets are met in the future, we will make additional payments of approximately $1.8 million in each of 2006 and 2007. In addition, if certain performance targets are met, we will pay bonus compensation ranging from $540,000 to $580,000 per year from 2005 to 2007.

The following table provides summary information concerning our future contractual and contingent obligations and commitments, including the acquisitions and expert hires disclosed above and other contingent commitments relating to other expert agreements.

	Payments due by years ending December 31,(1)
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Operating leases(2)	$10,081	$11,265	$10,771	$9,911	$9,206	$19,666	$70,900
Bonus and signing bonus commitments	3,301	—	—	—	—	—	$3,301
Contingent bonus commitments(3)	3,115	10,085	9,355	1,875	500	500	$25,430
Guaranteed/earned purchase price commitments(4)	6,183	—	400	—	2,000	—	$8,583
Contingent purchase price commitments(5)	600	7,813	7,477	2,369	1,100	—	$19,359
Purchase commitments(6)	726	80	—	—	—	—	$806
Total	$24,006	$29,243	$28,003	$14,155	$12,806	$20,166	$128,379

(1)          The table includes the maximum potential payments associated with contractual obligations that are contingent upon the achievement of specified performance criteria, most of which are significant. Consequently, the amounts and timing of such payments included in the table are estimates. Actual payments, if any, may differ materially from the estimates presented. If different assumptions were used, the timing and amounts of the estimates would have been materially different.

(2)          We lease our office facilities and certain equipment under operating lease arrangements expiring on various dates through 2019. We lease office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance, and other expenses.

(3)          Represents the maximum payment under the terms of certain expert and acquisition agreements and are subject to achieving certain significant performance criteria. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the table.

(4)          Represents actual amounts to be paid. Timing of the payment may vary if certain performance targets are achieved.

(5)          Represents the maximum payment under the terms of the agreements and are subject to achieving certain significant performance criteria. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the schedule.

(6)          Primarily represents maintenance, service and outsourcing contracts.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR STOCK

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. The following risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations and should be considered in evaluating our future performance.

Our financial results could suffer if we are unable to successfully attract, integrate and retain our experts and professional staff.

Similar to professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts and as a result, experts can terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts together accounted for 19% of our revenues during 2004. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

Since the management buyout we have experienced significant growth in the number of our experts and professional staff. We have also expanded our practice areas and have opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability. This need to augment our support infrastructure due to growth was compounded by our decision to become a public reporting company, and the increased expense that arises in complying with existing and new regulatory requirements. We must be able to prepare accurate and timely financial information, particularly as it relates to the on-going obligations of a public company.

We have designed our internal disclosure controls and procedures to provide reasonable assurance that these disclosure controls and procedures will meet their objectives; however, even well designed and operated disclosure controls and procedures are susceptible to inherent limitations. These inherent limitations potentially include faulty assumptions in the design of the controls and procedures, fraud by individuals and errors or mistakes by those overseeing the controls procedures. As a result, we may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Moreover, as we acquire new businesses, we will need to integrate their financial reporting systems into ours, including our disclosure controls and procedures. We may experience difficulties in integrating new businesses, which could impair the overall quality of the information produced by our financial reporting systems. Any failure to successfully manage growth or maintain adequate internal disclosure controls and procedures could harm our financial results and business prospects.

Revenue from our performance-based fee service offering is difficult to predict.

Performance-based expert fees have ranged from 0% to 11% of our quarterly total revenues. Because these fees are dependent on the amounts recovered by our clients, revenue on such cases, which is recognized generally on receipt, is not certain, the timing of recovery is difficult to predict, and revenue may not arrive evenly through the year, or at all, thereby affecting our quarterly and annual results.

We depend on the complex damages, competition policy/antitrust and environmental claims consulting practice areas, which could be adversely affected by changes in the legal, regulatory and economic environment.

Our business is heavily concentrated in the practice areas of complex damages, competition policy/antitrust, including mergers and acquisitions, and environmental claims. Projects in our complex damages practice area accounting for 26% and 24% of our billings in 2003 and 2004, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 19% and 25% of our billings in 2003 and 2004, respectively. Projects in our environmental claims practice area accounted for 22% and 17% of our billings in 2003 and 2004, respectively. Changes in the federal antitrust laws or the federal regulatory environment, changes in environmental laws or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

•       loss of key acquired personnel;

•       the incurrence of signing bonuses, which could adversely impact our profitability and cash flow;

•       potential impairment of existing relationships with our experts, professionals and clients;

•       the creation of conflicts of interest that require us to decline engagements that we otherwise could have accepted;

•       increased costs to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•       increased costs associated with the opening and build-out of new offices, or redundant offices in the same city where consolidation is not immediately possible;

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

We currently have operations in Argentina, Australia, Belgium, Canada, France, New Zealand, South Korea, Spain and the United Kingdom. In 2003, 9% of our revenues was attributable to activities outside of the United States, and in 2004, 13% of our revenues was attributable to activities outside the United States. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts. This action arises out of our hiring of professionals in March 2004 who were formerly employed by NERA in the United States and Europe. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that we interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by us and contains a demand for a jury trial. In August 2004, we served a motion to dismiss the complaint with respect to the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion is fully briefed and pending decision by the court. We also filed our answer to the complaint. A decision against us in this case could harm our financial results and financial position.

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

Prior to November 13, 2003, we operated as a privately held limited liability company. Operating as a publicly traded C corporation imposes new costs and challenges on us. These include the preparation and filing of federal and state income tax returns and other tax filings, the filing of quarterly and annual reports with the SEC, the need for more expensive directors and officers liability insurance and the need for more services from our outside auditors in connection with periodic public filings and earnings announcements. In addition, we will need to invest more in the function of investor relations to communicate with investors and the general public.

Our stock price has been and may continue to be volatile.

The price of our common stock has fluctuated widely and may continue to do so, depending upon many factors, including but not limited to the risk factors listed above and the following:

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

We are controlled by our management and members of our board of directors, who will be able to influence significant corporate events.

Our executive officers and members of our board of directors beneficially own approximately 24% of our outstanding shares of common stock. As a result, our executive officers and directors will be able to influence the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant transactions.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of December 31, 2004, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Our long-term debt agreement calls for interest to be charged at variable rates. We had no outstanding long-term debt during 2004. If the weighted average interest rate on our variable rate debt were to have changed by 50 basis points in 2004, interest expense would not have been different from that reported.

Currency risk

We currently have international operations in Argentina, Australia, Belgium, Canada, France, New Zealand, South Korea, Spain and the United Kingdom. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15, Schedule A (1).

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of LECG is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. LECG’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

The management of LECG assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, management believes that LECG’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of LECG’s internal control over financial reporting as of December 31, 2004 has been audited by our independent auditors Deloitte & Touche LLP, and their attestation report appears on pages 50 and 51.

/s/ DAVID J. TEECE	/s/ JOHN C. BURKE
David J. Teece	John C. Burke
Chairman of the Board of Directors	Chief Financial Officer
March 10, 2005	March 10, 2005

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our directors and executive officers. The table also sets forth their ages as of December 31, 2004.

Name	Age	Position
David J. Teece	56	Chairman of the Board of Directors
David P. Kaplan	49	President and Director
John C. Burke	66	Chief Financial Officer
Gary S. Yellin	53	Chief Accounting Officer
J. Geoffrey Colton	57	Director of Finance and Assistant Secretary
Marvin A. Tenenbaum	53	Vice President, General Counsel and Secretary
Tina M. Bussone	32	Director of Administration
Michael R. Gaulke	59	Director(1)(2)
Michael R. Jeffery	57	Director(1)(2)(3)
William W. Liebeck	50	Director(2)(3)
Ruth M. Richardson	53	Director(2)(3)
David T. Scheffman	60	Director(4)
William J. Spencer	74	Director(1)(2)
Walter H.A. Vandaele	59	Director

(1)          Member of the Audit Committee.

(2)          Member of the Compensation Committee.

(3)          Member of the Corporate Governance Committee.

(4)          Resigned from Board of Directors effective February 9, 2005.

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

Michael R. Gaulke has served on our board of directors since June 2003. Since June 1996, Mr. Gaulke has been the President and Chief Executive Officer of Exponent, Inc. (formerly known as Failure Analysis Associates), a publicly traded consulting firm of engineers and scientists which is best known in the litigation support marketplace for its expertise in products liability matters and for investigating accidents and engineering failures. Mr. Gaulke has also served on the board of directors of Exponent, Inc. since 1994. Mr. Gaulke is a member of the Board of Trustees of the Palo Alto Medical Foundation and a director of Cymer, Inc. He has a BS in Electrical Engineering from Oregon State University and an MBA from the Stanford Graduate School of Business.

Michael R. Jeffery has served on our board of directors since June 2003. Mr. Jeffery, presently retired, was the Treasurer and Head of the Markets Division for the Western Hemisphere and a member of the senior executive committee of Standard Chartered Bank from 1994 until 2001. Prior to his service at Standard Chartered Bank, Mr. Jeffery held senior executive financial and board of directors positions with Nikko Bank, Scandinavian Bank Group, and Finacorp SA New York. He has extensive, global experience in business and financial management, trading, sales and administration, including past service on the board of directors of Banque Scandinave en Suisse, the Private Capital Group, Banco Scandinavian Sul America and Scandinavian Pacific Limited.

William W. Liebeck has served on our board of directors since September 2000. Mr. Liebeck was a partner of Thoma Cressey Equity Partners, Inc., a private equity investment firm, from June 1997 to February 2005. From June 1990 to July 1996, Mr. Liebeck was a partner at the private equity firm of Equivest Partners, Inc. Prior to that, he was a partner at Golder Thoma & Co., also a private equity firm. Mr. Liebeck currently serves as a director of several private companies. He has a BA in Economics from the University of California at Berkeley and an MBA from the Stanford Graduate School of Business.

Ruth M. Richardson has served on our board of directors since September 2003. The Honourable Ruth Richardson has been an international strategic and economic policy consultant since 1994. From 1990 to 1993, Miss Richardson served as New Zealand’s Minister of Finance. Miss Richardson was a member of the New Zealand Parliament from 1981 to 1994. She currently serves as a director of Wrightson Ltd., a New Zealand publicly listed company, the Reserve Bank of New Zealand and several private companies. She has extensive, global experience in business and financial management, corporate governance, privatizations and public sector and social policy reforms. She has lectured widely and has advised governments and governmental agencies throughout the world.

David T. Scheffman served on our board of directors since September 2003 until his resignation on February 9, 2005, and previously served on our board of directors from September 2000 until June 2001, when he joined the Federal Trade Commission as Director of the Bureau of Economics. Dr. Scheffman has also been an expert and consultant at LECG since September 2003 and was previously employed as an expert and consultant with LECG from September 2000 until June 2001. From June 2001 until August 2003, Dr. Scheffman served as the Director of the Bureau of Economics at the Federal Trade Commission, and he previously served in a number of positions in the Bureau of Economics at the Federal Trade Commission from 1979 through 1988, including serving as its Director from 1985 through 1988. From August 1998 to September 2000, Dr. Scheffman was affiliated with LECG, through which he performed economic, business and financial consulting services. Dr. Scheffman is an adjunct Professor at the Owen Graduate School of Management at Vanderbilt University. Dr. Scheffman has authored many articles and books in industrial organization and antitrust economics, law and economics, and marketing and business strategy. Dr. Scheffman has a PhD in Economics from Massachusetts Institute of Technology and a BA in Mathematics and Economics from the University of Minnesota.

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

BOARD OF DIRECTORS

Our board of directors currently consists of nine director positions, eight of which are currently filled. There are no family relationships among any of our directors and executive officers.

AUDIT COMMITTEE

Our Audit Committee consists of Michael R. Gaulke, Michael R. Jeffery and William J. Spencer. The Audit Committee reviews and monitors our financial statements and internal accounting procedures, selects independent accountants and consults with and reviews the services provided by our independent accountants. The Audit Committee works closely with management as well as LECG’s independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from LECG for outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The Audit Committee’s financial expert is its chairman, Michael R. Gaulke. Mr. Gaulke is an independent director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act, as are all of the members of the Audit Committee. Ruth M. Richardson joined to our Audit Committee in February 2005.

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 2005 set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

CODE OF CONDUCT

The Board of Directors has adopted a Code of Business Conduct and Ethics for all employees and independent contractors of LECG, which is applicable to all principal executive, financial and accounting officers. We will provide a copy of the Code of Business Conduct and Ethics upon written request to LECG Corporation, Attention: Investor Relations, 2000 Powell Street, Suite 600, Emeryville, California 94608. LECG will file a Form 8-K with the SEC, disclosing any material amendment to the Code of Business Conduct and Ethics or waiver of a provision of the Code of Business Conduct and Ethics, including the name of the officer to whom the waiver was granted, within four business days after such amendment or waiver.

ITEM 11.   EXECUTIVE COMPENSATION

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 2005 set forth under the caption “Executive Compensation and Other Matters” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 2005 set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 2005 set forth under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 2005 set forth under the caption “Fees Billed by Deloitte & Touche LLP during Fiscal Year 2004” is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LECG Corporation:

We have audited the accompanying consolidated balance sheets of LECG Corporation and subsidiary as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LECG Corporation and subsidiary as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of LECG Corporation:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting” that LECG Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 10, 2005

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$67,177	$42,082
Accounts receivable, net of allowance of $482 and $433	46,708	73,137
Prepaid expenses	2,708	3,456
Deferred tax assets, net	9,802	1,476
Current portion of signing bonuses and other current assets	3,868	10,162
Total current assets	130,263	130,313
Property and equipment, net	4,506	6,493
Goodwill	23,976	57,947
Other intangible assets, net	533	478
Long-term portion of signing bonuses and other assets	3,864	19,480
Total assets	$163,142	$214,711
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$4,585	$6,701
Accrued compensation	29,270	37,599
Payable for business acquisitions—current portion	—	6,183
Deferred revenue	732	1,409
Distributions payable	3,398	—
Total current liabilities	37,985	51,892
Payable for business acquisitions—long-term	—	2,400
Deferred compensation plan	—	3,203
Deferred tax liability	—	386
Other long-term liabilities	1,170	2,443
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 21,693,156 and 22,813,471 shares outstanding at December 31, 2003 and 2004, respectively	22	23
Additional paid-in capital	113,326	125,070
Receivable from stockholder	(290)	—
Deferred equity compensation	(2,193)	(1,580)
Accumulated other comprehensive income	510	1,158
Retained earnings	12,612	29,716
Total stockholders’ equity	123,987	154,387
Total liabilities and stockholders’ equity	$163,142	$214,711

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues	$133,704	$165,594	$216,555
Cost of services:
Compensation and project costs	(90,083)	(110,634)	(143,711)
Equity-based compensation	(16,645)	(1,754)	(4)
Total cost of services	(106,728)	(112,388)	(143,715)
Gross profit	26,976	53,206	72,840
Operating expenses:
General and administrative expenses	(29,259)	(29,832)	(40,228)
Depreciation and amortization	(3,392)	(4,261)	(3,760)
Costs of postponed equity offering	(3,500)	—	—
Operating income (loss)	(9,175)	19,113	28,852
Interest income	42	103	359
Interest expense	(3,188)	(2,620)	(238)
Other income (expense), net	257	466	5
Income before income taxes	(12,064)	17,062	28,978
Income tax benefit (expense)	—	9,613	(11,874)
Net income (loss)	(12,064)	26,675	17,104
Accrued preferred dividends and accretion of preferred units	(3,692)	(7,712)	—
Net income (loss) attributable to common shares	$(15,756)	$18,963	$17,104
Net income (loss) per share:
Basic	$(1.41)	$1.39	$0.78
Diluted	$(1.41)	$1.17	$0.73
Shares used in calculating net income (loss) per share:
Basic	11,169	13,674	21,905
Diluted	11,169	16,261	23,429

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except unit and share data)

						Accumulated
				Receivable	Deferred	other	Total	Total
	Common units		Accumulated	from	equity	comprehensive	stockholders’	comprehensive
	Units	Amount	deficit	unitholders	compensation	income (loss)	deficit	income (loss)
Balance at December 31, 2001	12,681,768	$14,199	$(19,544)	$(74)	$(1,148)	$(199)	$(6,766)
Decrease (increase) in receivable from unitholder	—	—	—	(166)	—	—	(166)
Issuance of restricted units	62,500	280	—	—	—	—	280
Exercise of options	30,762	—	—	—	—	—	—
Deferred equity compensation	—	4,753	—	—	(4,753)	—	—
Equity compensation	—	11,949	77	—	4,619	—	16,645
Preferred dividends	—	—	(2,894)	—	—	—	(2,894)
Accretion of preferred units	—	—	(875)	—	—	—	(875)
Distribution to common unitholders	—	—	(2,861)	—	—	—	(2,861)
Interest receivable on unitholder loans	—	50	—	(50)	—	—	—
Other	—	(3)	—	—	2	—	(1)
Net loss	—	—	(12,064)	—	—	—	(12,064)	$(12,064)
Amortization of transition adjustment	—	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	—	(23)	(23)	(23)
Total comprehensive loss	—	—	—	—	—	—	—	$(12,087)
Balance at December 31, 2002	12,775,030	$31,228	$(38,161)	$(290)	$(1,280)	$(129)	$(8,632)

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY

	Common units			Common stock						Accumulated
						Additional		Receivable	Deferred	other	Total	Total
			Accumulated			paid in	Retained	from	equity	comprehensive	stockholders’	comprehensive
	Units	Amount	deficit	Shares	Par value	capital	earnings	stockholder	compensation	income (loss)	equity	income (loss)
Balance at December 31, 2002	12,775,030	31,228	(38,161)	—	—	—	—	(290)	(1,280)	(129)	(8,632)
Deferred equity compensation	140,625	2,025	—	—	—	—	—	—	(2,025)	—	—
Equity compensation and other	(1,875)	67	—	—	—	598	—	(13)	1,112	—	1,764
Exercise of options	154,376	505	—	—	—	—	—	—	—	—	505
Preferred dividends	—	—	(2,712)	—	—	—	—	—	—	—	(2,712)
Preferred accretion	—	—	(5,001)	—	—	—	—	—	—	—	(5,001)
Distributions to common unitholders	—	—	(23,383)	—	—	—	—	—	—	—	(23,383)
Net income through November 13, 2003	—	—	14,063	—	—	—	—	—	—	—	14,063	$ 14,063
Conversion to C corporation	(13,068,156)	(33,825)	55,194	13,068,156	13	(21,382)	—	—	—	—	—
Proceeds from initial public offering, net	—	—	—	8,625,000	9	134,110	—	—	—	—	134,119
Decrease in shareholder receivable	—	—	—	—	—	—	—	13	—	—	13
Net income from November 13, 2003 to December 31, 2003	—	—	—	—	—	—	12,612	—	—	—	12,612	12,612
Amortization of transition adjustment	—	—	—	—	—	—	—	—	—	70	70
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	569	569	569
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$ 27,244
Balance at December 31, 2003	—	—	—	21,693,156	22	113,326	12,612	(290)	(2,193)	510	123,987
Issuance of common stock––Employee Stock Purchase Plan	—	—	—	145,837	—	2,112	—	—	—	—	2,112
Proceeds from public offering, net	—	—	—	250,000	—	3,733	—	—	—	—	3,733
Issuance of restricted stock in connection with acquisitions	—	—	—	107,741	—	1,958	—	—	—	—	1,958
Equity compensation and other	—	—	—	—	—	(606)	—	—	612	—	6
Exercise of options	—	—	—	626,112	1	2,911	—	—	—	—	2,912
Tax benefit of stock option exercises	—	—	—	—	—	2,063	—	—	—	—	2,063
Repurchases of common stock	—	—	—	(9,375)	—	(1)	—	—	1	—	—
Distributions to common unitholders	—	—	—	—	—	(431)	—	—	—	—	(431)
Decrease in shareholder receivable	—	—	—	—	—	5	—	290	—	—	295
Net income	—	—	—	—	—	—	17,104	—	—	—	17,104	$ 17,104
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	648	648	648
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$ 17,752
Balance at December 31, 2004	—	$ —	$ —	22,813,471	$ 23	$ 125,070	$ 29,716	$ —	$ (1,580)	$ 1,158	$ 154,387

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net income (loss)	$(12,064)	$26,675	$17,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	—	(10,095)	7,913
Bad debt expense	315	482	207
Depreciation and amortization of property and equipment	2,742	2,945	2,490
Amortization of other intangibles	650	1,316	1,270
Amortization of signing bonuses	1,083	1,448	4,304
Equity based compensation	16,645	1,754	4
Equity investment (income) loss	—	51	(52)
Tax benefit from option exercises and equity compensation plans	—	—	3,155
Interest rate swap income	(218)	(435)	—
Deferred rent	345	540	1,148
Other	99	193	14
Changes in assets and liabilities:
Accounts receivable	(5,956)	(11,388)	(23,626)
Prepaid and other current assets	(131)	(1,924)	(3,585)
Accounts payable and other accrued liabilities	214	(518)	216
Accrued compensation	3,824	5,502	6,891
Deferred revenue	278	(193)	101
Signing bonuses and other assets	(3,475)	(1,752)	(21,828)
Other liabilities	75	25	3,329
Net cash provided by (used in) operating activities	4,426	14,626	(945)
Cash flows from investing activities
Business acquisitions, net of acquired cash	(2,863)	(2,498)	(25,851)
Purchase of property and equipment	(2,102)	(1,349)	(3,664)
Other	(120)	(84)	(102)
Net cash used in investing activities	(5,085)	(3,931)	(29,617)
Cash flows from financing activities
Proceeds from initial public offering, net of offering costs	—	134,132	—
Proceeds from secondary offering, net of offering costs	—	—	3,733
Proceeds from issuance of stock—employee stock plan	—	—	2,112
Borrowings under long-term debt agreements	5,000	—	—
Borrowings under revolving credit facility	19,700	41,400	—
Repayments of long-term debt	(4,200)	(18,800)	—
Repayments under revolving credit facility	(18,200)	(42,900)	—
Payment of loan fees	(129)	(892)	—
Exercise of stock options	—	505	2,912
Redemption of preferred units	—	(40,713)	—
Receivables from unitholders	863	14	295
Distributions to common unitholders	(2,861)	(19,407)	(4,235)
Other	(1)	(3)	—
Net cash provided by financing activities	172	53,336	4,817
Effect of exchange rates on changes in cash	(23)	570	650
Increase (decrease) in cash and cash equivalents	(510)	64,601	(25,095)
Cash and cash equivalents, beginning of year	3,086	2,576	67,177
Cash and cash equivalents, end of year	$2,576	$67,177	$42,082
Supplemental disclosure
Cash paid for interest	$1,958	$1,984	$299
Cash paid for income taxes	$45	$153	$686
Non cash investing and financing activities:
Fair value of common stock issued for acquisitions	—	—	$1,958

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Operations

The accompanying consolidated financial statements include the accounts of LECG Corporation (formerly “LECG Holding Company, LLC”) and its wholly owned subsidiary, LECG, LLC, (collectively, the “Company”, “Companies” or “LECG”). The Companies were formed as a California limited liability company concurrent with the management buyout on September 29, 2000 of substantially all of the assets and certain assumed liabilities of LECG, Inc., a wholly owned subsidiary of Navigant Consulting Inc. In November 2003, the Company completed a merger and exchange transaction immediately prior to completing its initial public offering, in which ownership of LECG, LLC was transferred from LECG Holding Company, LLC to LECG Corporation.

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company’s experts may be either employees of the Company or independent contractors. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 19 other offices across the country. The Company also has international offices in Argentina, Australia, Belgium, Canada, France, New Zealand, South Korea, Spain and the United Kingdom.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s policy is to evaluate its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized would be measured as the difference between the related carrying amount and fair value. No such impairment has been recognized.

Goodwill and other intangible assets

Goodwill relates to the Company’s business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable.

For purposes of testing for impairment of goodwill, the Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices. The Company’s business acquisitions have been integrated within the structure of the organization, are not separately distinguishable and do not represent separate reporting units. The Company performs its goodwill impairment test annually as of October 1 by using the quoted market price of LECG’s common stock and comparing the fair value of the Company to its recorded book value. It adopted October 1 as its date for performing its annual goodwill impairment test to allow sufficient time to schedule and perform the required valuation analysis and record any necessary goodwill impairment charges prior to its year-end. Based on the results of the test performed as of October 1, 2004, the Company concluded that goodwill was not impaired.

Changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Balance at beginning of year	$21,479	$22,542	$23,976
Goodwill acquired (see note 3)	1,063	1,702	34,015
Other	—	(268)	(44)
Balance at end of year	$22,542	$23,976	$57,947

Other changes represent the finalization of initial estimates related to certain assumed liabilities.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer-related intangibles and are amortized over six to eighteen months. Other intangible assets also

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

include rights to license software under development, for which amortization will begin when the software is available for general release to customers.

Other intangible assets as of December 31, 2003 and 2004 were (in thousands):

	Gross	Accumulated Amortization	Net
As of December 31, 2003
Customer contracts	$600	$(167)	$433
Rights to licence software under development	100	—	100
Total	$700	$(167)	$533
As of December 31, 2004
Customer contracts	$1,814	$(1,436)	$378
Rights to licence software under development	100	—	100
Total	$1,914	$(1,436)	$478

The estimated future amortization expense of other intangible assets as of December 31, 2004 is as follows (in thousands):

2005	$378
2006	33
2007	33
2008	34
Total	$478

Revenue recognition

Revenue includes all amounts earned that are billed or billable to clients, including reimbursable expenses, and have been reduced for amounts related to work performed that are estimated to be uncollectible. Expert revenues consist of revenues generated by experts who are employees of the Company as well as revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between the Company’s employee experts and the Company’s exclusive independent contractor experts.

Revenues primarily arise from time and material contracts, which are recognized in the period in which the services are performed. The Company also enters into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, and the Company has received payment for the services performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such revenues are not a material component of total revenues.

Deferred revenue

Deferred revenue consists of retainers paid by customers to the Company. Such amounts are recorded as revenue as services are rendered.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost of services

Costs of services consists of compensation to experts, compensation of professional staff, project costs including reimbursable expenses and fees charged for outside services, equity-based compensation and signing bonuses.

The majority of the Company’s compensation to experts is comprised of expert fees and project origination fees. Expert fees represent amounts earned by the experts based on their contractual percentage applied to revenues generated by their direct work in the period. Project origination fees represent the contractual percentage applied to professional staff revenue recognized on engagements secured by such experts. Expert fees and project origination fees are accrued in the period in which the associated revenue is recognized. Experts who are compensated under the Company’s variable compensation expert model also may receive a discretionary bonus each quarter. Such bonus is determined based upon 5% of such expert’s total compensation each quarter, up to a maximum of $50,000 annually for each expert. The decision as to whether to pay this discretionary bonus is made on a quarterly basis. The Company’s Board of Directors has delegated this quarterly decision to Dr. Teece, Chairman of the Board, and Mr. Kaplan, President and Director. Such discretionary bonuses included in cost of services were $519,000 in 2002 and $0 in each of 2003 and 2004. The remaining experts’ compensation consists of compensation paid under a salary and bonus model.

Signing bonuses, which represent supplemental payments to attract and retain certain key experts are deferred and amortized over the period for which they are recoverable from the individual expert, generally five to seven years. Deferred signing bonuses included in current assets and other assets were $4,173,000 and $19,959,000 at December 31, 2003 and 2004, respectively. Amortization of signing bonuses included in cost of services was $1,083,000, $1,448,000 and $4,304,000 in 2002, 2003 and 2004, respectively.

Deferred rent

The Company leases office space in 30 cities within and outside the United States. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account lessor incentives for tenant improvements and periods, including construction periods, where no rent payment is required (“rent holidays”). The Company recognizes deferred rent as the difference between the expense recognized on a straight-line basis and the payments made per the terms of the lease.

Income taxes

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

Prior to converting to a C corporation on November 13, 2003, the Company operated as a limited liability company (“LLC”). As an LLC, LECG’s income or losses are “passed through” to its owners who are liable for any related income taxes. LECG was subject to an $800 minimum tax and a tax based on total revenues of the Company by the State of California and also certain income taxes related to foreign

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

jurisdictions. Accordingly, general and administrative expenses include $45,000 of California taxes in the accompanying consolidated financial statements for 2002. For 2002, 2003 and 2004, the Company distributed $2,861,000, $8,283,000 and $1,300,000, respectively, to common unitholders towards the payment of tax obligations.

Concentration of credit risk

The Company’s accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company performs a credit evaluation of each of its clients to minimize its collectibility risk and has not required collateral or other security from its clients.

The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year ended December 31,
	2002	2003	2004
Balance at beginning of year	$150	$315	$482
Charged to costs and expenses	315	482	207
Amounts written off	(150)	(315)	(256)
Balance at end of year	$315	$482	$433

Equity-based compensation

The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method since the Company’s inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. If the computed values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards (based upon the weighted average assumptions described in Note 8), net income (loss) would have been (in thousands, except per share data):

	Year ended December 31,
	2002	2003	2004
Net income (loss) attributed to common stockholders as reported	$(15,756)	$18,963	$17,104
Add: equity-based employee compensation expense included in net income (loss)	2,085	1,754	4
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards	(5,043)	(7,491)	(5,409)
Pro forma net income (loss)	$(18,714)	$13,226	$11,699
Basic income (loss) per share:
Net income (loss) attributable to common shares—as reported	$(1.41)	$1.39	$0.78
Net adjustment for fair value based method	(0.27)	(0.42)	(0.25)
Net income (loss) attributable to common shares—pro forma	$(1.68)	$0.97	$0.53
Diluted income (loss) per share:
Net income (loss) attributable to common shares—as reported	$(1.41)	$1.17	$0.73
Net adjustment for fair value based method	(0.27)	(0.36)	(0.23)
Net income (loss) attributable to common shares—pro forma	$(1.68)	$0.81	$0.50

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock, based upon the previously disclosed SFAS 123 methodology and amounts. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption. Expensing stock options would reduce earnings by an estimated $0.08 per diluted share in 2005, assuming adoption of SFAS 123R beginning July 1, 2005. This estimate is based upon currently available information and actual results may differ when SFAS 123R is adopted.

Net income (loss) per share and share amounts

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of common shares issuable upon the exercise of options and unvested restricted stock, are included in the diluted net income (loss) per common share calculation to the extent these shares are dilutive.

The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted earnings per share computations (in thousands, except share and per share data):

	Year ended December 31,
	2002	2003	2004
Net income (loss) attributable to common shares	$(15,756)	$18,963	$17,104
Weighted average shares outstanding:
Basic	11,168,563	13,673,875	21,905,013
Effect of dilutive stock options and unvested restricted stock	—	2,587,341	1,523,693
Diluted	11,168,563	16,261,216	23,428,706
Net income (loss) per share:
Basic	$(1.41)	$1.39	$0.78
Diluted	$(1.41)	$1.17	$0.73

The following shares were excluded from the calculation of diluted net income (loss) per share for 2002, 2003 and 2004, as these shares were antidilutive: 4.1 million, 0.7 million and 1.8 million, respectively.

Foreign currency translation

Assets and liabilities of the Company’s non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income (loss) for the period in which exchange rates change.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive income (loss)

Comprehensive income (loss) represents net income (loss) plus other comprehensive income (loss) resulting from changes in foreign currency translation.

Segment reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates as one business segment. Revenues attributable to international activities were $6.8 million, $15.2 million and $28.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. Total long-lived assets of the Company’s foreign subsidiaries were $600,000 and $9.4 million as of December 31, 2003 and 2004, respectively.

3.   Business Acquisitions

Goodwill recognized as a result of our acquisitions was attributable to the intellectual capital of the respective acquired workforce. The acquired businesses consisted almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals. Therefore, in each acquisition, the excess of purchase price over the net tangible and intangible assets acquired was treated as goodwill under SFAS No. 141, Business Combinations. The goodwill was considered to be “enterprise goodwill”, as the Company determined there was only one reporting unit for the Company.

In October 2004, the Company acquired the business of Washington Advisory Group, LLC (“WAG”), an expert services firm specializing in technology assessment and policy, and research and development strategy. The purchase price was comprised of an initial payment of $658,000 and a minimum guaranteed payment of $400,000 payable by February 15, 2007 or before if certain performance targets are achieved. The purchase price was allocated as follows: $940,000 to goodwill, $69,000 to contract rights (six month amortization) and $49,000 to net current assets and property and equipment. Additional payments of up to $2.1 million will be made if specific growth and profitability targets are met. Additional goodwill will be recognized in subsequent years if these performance targets are met.

In August 2004, the Company acquired the business of Silicon Valley Expert Witness Group, Inc. (“SVEWG”), a company providing expert services involving complex technologies and intellectual property disputes. The purchase price of $9.0 million was comprised of $5.0 million paid in cash, the issuance of 56,850 unregistered shares of common stock with a fair market value of $958,000, and $3.0 million of guaranteed payments to be made no later than 2009. The timing of the payments is subject to achieving certain performance targets. The purchase price was allocated as follows: $7.8 million to goodwill, $100,000 to contract rights (10-month amortization) and $1.1 million to net current assets and property and equipment. In addition, if specified revenue and operating margin targets are achieved, the Company will make additional payments of up to $3.0 million over a five- year-period. Additional goodwill will be recorded in subsequent years if these performance targets are met.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2004, the Company acquired the business of Economic Analysis, LLC (“EA”), a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 unregistered shares of common stock with a fair market value of $1.0 million, of which $15.0 million was allocated to goodwill, $900,000 was allocated to contract rights (12-month amortization) and $500,000 to property and equipment and other assets. As a result of achieving certain performance targets for the period ended December 31, 2004, the Company recognized $2.4 million of additional goodwill as of December 31, 2004, which will be paid in March 2005. In addition, if specified revenue and profitability targets are achieved, the Company will make additional payments of up to $2.6 million per year in 2006 and 2007, and additional payments of up to $2.0 million if certain revenue targets are met. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

In March 2004, the Company acquired the business of Low Rosen Taylor Soriano (“LRTS”), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. The purchase price was $3.9 million paid in cash, of which $3.5 million was allocated to goodwill, $145,000 was allocated to contract rights (12-month amortization) and $312,000 was allocated primarily to property and equipment and other assets, net of liabilities assumed. As a result of achieving certain profitability targets for the period ended December 31, 2004, the Company recorded additional goodwill of $1.0 million as of December 31, 2004, which was paid in February 2005. In addition, if specified profitability targets are achieved, the Company will make additional payments of up to $3.5 million through April 2008. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

In August 2003, the Company acquired the business of the Center for Forensic Economic Studies (“CFES”). The purchase price was $2.4 million paid in cash, of which $1.7 million was allocated to goodwill, $600,000 was allocated to contract rights (18-month amortization), $96,000 was allocated to property and equipment, $100,000 was allocated to rights to license software under development, for which amortization will begin when the software is available for general release to customers As a result of achieving certain performance targets for the periods ended December 31, 2003 and 2004, the Company recognized $3.4 million of additional goodwill, of which $1.7 million was paid in 2004 and $1.7 million will be paid in August 2005. In addition, if specified revenue and earnings targets are met, the Company will make additional payments of approximately $1.8 million in each of 2006 and 2007. Additional goodwill will be recorded in subsequent years if these performance targets are met.

In connection with the CFES acquisition, the Company also agreed to make annual cash payments of $520,000 to $580,000 in 2004 through 2007 based upon achievement of certain revenue and earnings targets, subject to continued employment of the four experts. Based upon the achievement of certain revenue and earnings targets in 2003 and 2004, the Company recorded compensation expense of $217,000 in 2003 and $529,000 in 2004, and paid $520,000 in 2004.

In addition, in connection with the CFES acquisition, the Company also issued 140,625 restricted shares (valued at a fair market value of $14.40 per share) that vest over 5 years, subject to continued employment of the four experts. The Company recorded compensation expense of $168,750 in 2003 and $405,000 in 2004 related to these restricted shares. The Company will continue to record compensation expense related to these restricted shares in future years based upon continued employment of the individuals.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2002, the Company acquired 10 experts and 25 professional staff who were formerly partners or employees of Arthur Andersen LLP for its environmental claims consulting group. In connection with this transaction, the Company paid Arthur Andersen LLP $2,863,000; $1,063,000 was allocated to goodwill and $1,800,000 was allocated to an intangible asset representing Arthur Andersen LLP’s agreement to release its claims to any future payments received by the Company for various ongoing projects. The intangible asset was amortized over an 18-month period; $650,000 was amortized in 2002 and $1,150,000 was amortized in 2003. In addition, the Company paid or committed to pay $597,000 in signing bonuses to the recruited group. The signing bonuses are being amortized over the period during which they could be recovered from the employee if he or she left LECG, which resulted in amortization of $87,000, $145,000 and $137,000 in 2002, 2003 and 2004, respectively.

The following table presents goodwill acquired in 2002 through 2004 (see Note 2):

	2002	2003	2004
Goodwill acquired related to the acquisition of:
Economic Analysis	—	—	$17,406
SVEWG	—	—	7,811
LRTS	—	—	4,466
CFES	—	$1,702	3,392
Washington Advisory Group	—	—	940
Environmental claims group	$1,063	—	—
Total goodwill acquired	$1,063	$1,702	$34,015

4.   Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2004
Computer and telecommunication equipment	$4,878	$5,740
Furniture, fixtures and other equipment	4,396	5,398
Software	2,091	2,985
Leasehold improvements	1,255	2,797
Total	12,620	16,920
Less: accumulated depreciation and amortization	(8,114)	(10,427)
Total property and equipment, net	$4,506	$6,493

5.   Borrowing Arrangements

As of December 31, 2004, the Company’s revolving credit facility provides for maximum borrowings of $18,000,000, of which $2,000,000 are available for letters of credit. Borrowings and letters of credit under this facility are limited to 80% of eligible receivables. The revolving credit facility is due March 31, 2006. As of December 31, 2004, the Company had no outstanding borrowings on this facility and letters of credit outstanding in the amount of $1,127,171. The rate in effect for the revolving credit facility at December 31, 2004 was 6.0%.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. Interest is due quarterly at the banks’ Base Rates or LIBOR, plus an Applicable Margin, as defined and the revolving credit facility contains certain restrictive covenants including the maintenance of minimum financial ratios, levels of earnings and restrictions related to levels of capital expenditures, acquisitions and distributions to stockholders. The Company was in compliance with these covenants in 2004.

The Company repaid the outstanding balance of $15,500,000 of its term loan in December 2003. Consequently, $412,000 of unamortized loan fees was recognized as interest expense in 2003.

6.   Redeemable Class A Preferred Units

Redemption of preferred units

In 2000, the Company sold investment units, each consisting of a combination of Redeemable Class A Preferred (“Preferred”) and Common units of ownership interest at a ratio of 326.1 Common units for each unit of Preferred. In total, the Company realized related proceeds of $31,102,873 (net of $805,229 of equity issuance costs) and issued 31,797 Preferred and 10,370,128 Common units. On a per unit basis, the Preferred and Common units were issued with stated values of $1,000 and $0.01, respectively and were recorded at their estimated fair values of $815 and $0.58, respectively. The Company was accreting the Preferred units to their stated value with corresponding reductions in accumulated deficit over the period ending December 31, 2005. When combined with the preferred unit 8% cumulative annual dividend, this accretion resulted in an effective annual preferred unit yield of 12.6%. In November 2003, following the Company’s initial public offering and in accordance with the redemption terms of the Preferred units, the Company paid $40,712,619 to Preferred unitholders to redeem all of the outstanding and accrued Preferred units.

Distributions to unitholders

The Company also paid $11,123,723 in 2003 of previously taxed income (“PTI”) of LECG Holdings LLC to common unitholders of record on November 13, 2003. The final PTI distribution of approximately $3.0 million was paid in 2004, as well as an additional $1.3 million for estimated taxes of the LLC for the period from January 1 to November 13, 2003.

7.   Employee Stock Purchase Plan

In November 2003, the Company adopted an Employee Stock Purchase Plan (“ESPP”) under which eligible United States and New Zealand employees may purchase newly issued shares of common stock of the Company at 85% of the lower of the closing price of the Company’s common stock on the first and last day of the six-month offering periods, which end in April and October 2004. Employees pay for their shares of common stock through payroll deductions at a rate equal to any whole percentage from 1% to 15% of their gross wages. There were 76,771 common shares issued under the ESPP in April 2004 at $14.45 per share and 69,066 common shares issued in October 2004 at a weighted average price of $14.54 per share.

The Board of Directors authorized 950,000 shares of common stock for issuance under the ESPP, which also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, equal to the lesser of: (1) 1.5% of the outstanding shares of our common stock on the first

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

day of the fiscal year; (2) 500,000 shares; or (3) a lesser amount as determined by the board of directors. The Board of Directors determined not to provide for this annual increase in the ESPP for fiscal 2004.

8.   Equity-based compensation expense

The Company records equity-based compensation related to certain non-qualified stock options and certain restricted shares of common stock, both of which have vesting criteria based on time, performance or both, as well as common shares issued in exchange for non-recourse notes. Equity-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Options:
Employees-time and performance vesting	$806	$315	$(66)
Employees-accelerated vesting	986	585	—
Non-employees-time and performance vesting	2,432	25	(5)
Non-employees-accelerated vesting	2,264	—	—
Restricted common shares:
Employees-time and performance vesting	1,058	242	459
Employees-accelerated vesting	1,981	—	—
Non-employees-time and performance vesting	2,817	5	—
Non-employees-accelerated vesting	2,337	—	—
Common shares issued in exchange for non-recourse notes	1,964	582	(384)
Total equity based compensation expense	$16,645	$1,754	$4

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

In addition, in accordance with FIN 44, “Accounting for Certain Transactions involving Stock Compensation,” the modification to accelerate the vesting of a fixed award effectively results in the renewal for that award if, after the modification, an employee is able to exercise an award that, under the original terms, would have expired unexercisable. Accordingly, in the event that an employee terminates prior to the time that the options or restricted units would have vested under the original terms, the Company will incur additional compensation expense based on the intrinsic value at the time of the acceleration of vesting, reduced by the amounts previously expensed as a result of the acceleration. As of December 31, 2004, there were no terminations that would have resulted in additional equity-based compensation.

The Company accounted for the December 2002 acceleration of vesting of options granted to non employees and restricted stock issued to non employees subject to vesting, discussed below, in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The acceleration established the measurement date for previously unvested awards and units as the non-employees’ performance was complete and no additional services were required. The Company recorded compensation expense in

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 2002, based on the then fair value of the award on the acceleration date less the cumulative compensation for the award that had been previously recorded. There will be no further accounting in subsequent periods related to whether the award would have vested under the original terms.

2000 Incentive Plan

The Company’s 2000 Incentive Plan was replaced by the 2003 Stock Option Plan in November 2003 following the completion of the Company’s initial public offering. Under the 2000 Incentive Plan, options to purchase common stock were granted to employee and non-employee. Compensation cost related to options subject to vesting over time granted to employees is measured as the excess, if any, of the fair value of the underlying stock at the date of grant over the exercise price, and is amortized on a straight-line basis over the vesting period. Compensation cost related to options subject to performance vesting granted to employees is subject to variable plan accounting. Compensation cost for employee grants was $806,000 and $315,000 for 2002 and 2003, respectively, and compensation income of $66,000 in 2004.

Compensation cost related to option grants to non-employees is measured based upon the fair value as determined by the Black-Scholes method (using the assumptions in the table at the end of Note 9), and is amortized on a graded-vesting basis over the vesting period. Compensation cost related to non-employee grants was $2.4 million and $25,000 for 2002 and 2003, respectively, and compensation income of $5,000 for 2004. The awards are treated as nonqualified stock options and are generally granted with 10-year terms and 4 to 7 year vesting periods.

In December 2002, the Company accelerated the vesting for 846,792 nonqualified options. The options are subject to lock-up agreements that prohibit the common units that would be issued as the result of the exercise of options, to be sold at a date earlier than what would have been allowed had the vesting of the restricted units or the options not been accelerated. Total compensation expense recognized in 2002 associated with the acceleration of vesting for the options was $3,249,342. In the event that an employee terminates prior to the time that the options would have vested under the original terms, the Company would incur additional expense based on the fair value of the underlying units at the time of the accelerated vesting reduced by amounts previously recognized as expense. As of December 31, 2004, there were no terminations that would have resulted in additional equity-based compensation.

In December 2003, the vesting for 937,500 options issued in October 2001 to two officer directors was accelerated, in accordance with the terms of the option agreements, as described later in this footnote. As a result of the acceleration, the Company recognized equity-based compensation of $585,052.

2003 Stock Option Plan

The Company has a 2003 Stock Option Plan (the “Stock Option Plan”), under which options may be granted to employees and non-employee experts to purchase, in the aggregate, up to 2,500,000 common shares. The Stock Option Plan provides for increases in the number of options available for issuance on the first day of each year beginning with fiscal year 2004, equal to the lesser of:

•       4% of the outstanding shares of common stock on the first day of the fiscal year;

•       1,250,000 shares; or

•       a lesser amount as may be determined by the Board of Directors.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, the Board of Directors approved an additional 897,000 options to purchase common stock under the Stock Option Plan.

The Company had the following option activity:

		Weighted
		average
	Options	exercise price
Outstanding at January 1, 2002	2,643,828	$3.79
Granted in 2002:
Granted with exercise price greater than fair market value (weighted average fair value of $5.29 per share)	675,000	$15.81
Granted with exercise price less than fair market value (weighted average fair value of $5.29 per share)	656,312	$7.55
Canceled	(24,055)	$3.07
Exercised	(30,762)	$0.02
Outstanding at December 31, 2002	3,920,323	$6.53
Granted in 2003:
Granted with exercise price greater than fair market value (weighted average fair value of $8.40 per share)	879,548	$15.97
Granted with exercise price equal to fair market value (weighted average fair value of $13.23 per share)	9,375	$20.66
Canceled	(70,425)	$9.08
Exercised	(154,350)	$3.07
Outstanding at December 31, 2003	4,584,471	$8.44
Granted in 2004:
Granted with exercise price greater than fair market value (weighted average fair value of $10.61 per share)	1,500,000	$21.85
Granted with exercise price equal to fair market value (weighted average fair value of $10.16 per share)	831,865	$18.30
Canceled	(39,076)	$6.10
Exercised	(626,109)	$4.44
Outstanding at December 31, 2004	6,251,151	$13.39

There were 158,760 options available for future grants at December 31, 2004.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information as of December 31, 2004 concerning currently outstanding and exercisable options:

		Options outstanding		Options exercisable
		Weighted
		average
		remaining	Weighted		Weighted
Range of exercise	Number	contractual	average	Number	average
prices	outstanding	life (years)	exercise price	exercisable	exercise price
$0.01	39,551	5.74	$0.01	39,551	$0.01
$3.07	1,010,667	5.80	$3.07	959,546	$3.07
$5.33	937,500	6.83	$5.33	937,500	$5.33
$8.00	421,897	7.29	$8.00	343,000	$8.00
$13.50 to 20.66	2,226,536	8.49	$16.46	713,418	$15.99
$21.85 to $24.99	1,615,000	9.33	$21.99	—	—
	6,251,151	7.93	$13.39	2,993,015	$7.36

There were 1,596,603 and 2,970,195 options exercisable with weighted average exercise prices of $5.68 and $5.46 at December 31, 2002 and 2003, respectively.

Included in the option tables above are 937,500 options for common shares granted in October 2001 to two officer directors of the Company. The options vested in December 2003 in accordance with the terms of the respective options agreements that called for the acceleration of vesting upon an initial public offering of the Company’s securities that resulted in the preferred unitholders achieving a return on their investment in excess of a defined threshold.

Restricted common shares

In accordance with a Buy Sell Agreement between the Company’s unitholders dated September 29, 2000, the Company issued restricted common units to employees and non-employees during the period from October 1, 2000 through December 31, 2001 at a price of $0.01 per unit. Restricted common units vest over four years. Vested and unvested restricted units are subject to repurchase by the Company in the event of the termination of the unitholder’s employment or consulting relationship with the Company, with the exception that vested units will not be subject to repurchase following an initial public offering of the Company’s equity securities under the Securities Act of 1933. Unvested units are subject to repurchase at $0.01 and vested units are subject to repurchase at the estimated fair market value.

Restricted common units issued to employees are subject to fixed plan accounting. The Company records deferred equity compensation at the time the units are issued based on the intrinsic value of the unit. Deferred compensation is amortized to expense on a straight-line basis through 2004. The Company amortized  $1,058,327,  $242,159, and $458,748 in 2002, 2003 and 2004, respectively. Included in these amounts is $168,750 and $405,000 recognized in 2003 and 2004, respectively related to the issuance in August 2003 of 140,625 restricted shares, at a fair market value of $14.40 per share, in connection with its acquisition of CFES (see Note 3). The shares cliff-vest at a rate of 80% on August 1, 2007 and 20% on August 1, 2008. The Company recorded deferred equity compensation of $2,025,000, which is being amortized over the 5-year vesting period.

The vesting of the restricted common shares issued to non-employees was accelerated in December 2002. For 2001 and 2002, compensation expense relating to restricted common shares issued to

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-employees that are subject to time vesting only is calculated on a graded-vesting basis. Compensation expense relating to restricted common shares issued to non-employees that are subject to time and performance vesting is recorded using variable plan accounting. Both approaches use the fair value of the shares as determined by the Black-Scholes method (using the weighted average assumptions appearing in the table at the end of this note). The Company incurred expenses relating to restricted common shares held by non-employees of $2,817,458, $4,498 and $0 in 2002, 2003 and 2004, respectively.

In December 2002, the Company’s Board of Directors accelerated the vesting for 1,025,679 restricted common shares. The shares are subject to lock-up agreements that prohibit the sale of such shares at a date earlier than what would have been allowed had the vesting of the shares not been accelerated. Total compensation expense recognized in 2002 associated with the acceleration of vesting for the restricted common shares was $4,318,347. In the event that an employee terminates prior to the time that the restricted common shares would have vested under the original terms, the Company would incur additional expense based on the fair value of the underlying shares at the time of the accelerated vesting reduced by amounts previously recognized as expense.  As of December 31, 2004, all employee issued restricted stock subject to time vesting are fully vested. The remaining 3,516 performance vesting shares of restricted stock issued to employees vested on January 16, 2005.

The Company had the following restricted common share activity:

Outstanding at January 31, 2002	2,311,640
Issued at $4.48 per share	62,500
Outstanding at December 31, 2002 (2,065,393 shares vested)	2,374,140
Issued at $14.40 per share	140,625
Repurchased at $0.01 per share	(1,874)
Outstanding at December 31, 2003 (2,217,949 shares vested)	2,512,891
Repurchased at $0.01 per share	(9,375)
Outstanding at December 31, 2004 (2,359,375 shares vested)	2,503,516

Receivables from stockholders

In 2000, two members of the Company’s Board of Directors borrowed on a non-recourse basis a total of $750,000 from the Company in order to purchase preferred and common shares. The loans were repaid in 2002. In 2002, a stockholder borrowed $280,000 on a non-recourse basis in order to purchase restricted common shares. The note was repaid in May 2004. The non-recourse nature of these notes resulted in equity compensation subject to variable plan accounting throughout the period that the notes were outstanding. Associated with the non-recourse notes, the Company incurred $1,963,505 and $581,966 of equity compensation expense in 2002 and 2003, respectively, and equity compensation income of $383,258 in 2004.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted average assumptions are used in conjunction with the Black-Scholes method to determine compensation expense for options and restricted shares issued to non-employees and for the pro forma effect of applying FAS 123 to measure compensation expense for options and restricted shares issued to employees:

	Year Ended December 31,
	2002	2003	2004
Dividend yield	None	None	None
Volatility	70.0%	70.0%	44%
Risk-free interest rate	2.8%	2.8%	4.3%
Expected term, in years	5.0	5.0	7.0

9.   Commitments and contingencies

Legal proceedings

In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. (“MMC”) filed a complaint against LECG and one of its experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of LECG’s hiring of professionals in March 2004 who were formerly employed by NERA in the United States and Europe. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that LECG interfered with NERA’s contractual relations and advantageous business relationships, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by LECG and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion is currently pending decision by the Court. The Company also filed an answer to the complaint.

The parties have served initial discovery requests, including interrogatories and documents requests. LECG and our expert have served responses and objections to NERA and MMC’s discovery requests, and they have commenced production of documents.

LECG is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

On September 29, 2000, the Company executed an Asset Purchase Agreement (the “Agreement”) with Navigant Consulting, Inc. (“Navigant”). Navigant claims that the Company is contingently liable for certain additional purchase price amounts. This contingent amount was measured at September 29, 2001 and equaled the excess of $5,000,000 over the sum of (i) certain Excluded Expert Fees, as defined and (ii) the aggregate of each individual value amount assigned to specific LECG personnel, to the extent such individuals who did not have an employment, consulting, contracting or other relationship with the Company, leave the Company before September 29, 2001. Based on the actual number of such individuals who did not have such a relationship with the Company on September 29, 2001, management believes that Navigant’s assertion is without merit. Amounts paid, if any, would increase the purchase price and result in additional goodwill.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LECG is also a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of LECG’s management, would not have a material adverse effect on LECG’s business, financial position or results of operations.

Business acquisitions and expert hires

The Company has made commitments in connection with its acquisitions and certain expert agreements that will require the Company to make additional payments and bonus compensation payments if various performance goals are met. See Note 3 for commitments and contingencies related to the acquisitions of WAG, SVEWG, EA, LRTS and CFES. In connection with the hiring of certain experts and professional staff in March 2004, we have agreed to pay performance bonuses of up to $5.7 million per year in each of 2006 and 2007 provided certain significant performance targets are achieved. All such bonus payments are subject to amortization from the time the bonus is earned through March 2011.

Leases

The Company leases its office facilities and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2019. Such leases include fixed or minimum payments plus, in some cases, free rent periods and scheduled base rent increases over the term of the lease, as well as additional rents based on the Consumer Price Index. The Company recognizes rent expense on a straight-line basis over the lease term. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Certain leases include landlord incentives for leasehold improvements. These incentives are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Future minimum annual lease payment under long-term operating leases are as follows (in thousands):

	Minimum Operating Lease Commitments	Sublease income	Net Operating Lease Commitments
Year ending December 31,
2005	$10,081	$(548)	$9,533
2006	11,265	(356)	10,909
2007	10,771	(101)	10,670
2008	9,911	(9)	9,902
2009	9,206		9,206
Thereafter	19,666		19,666
Total	$70,900	$(1,014)	$69,886

Rent expense was $7,793,000, $7,908,000 and $9,962,000 for 2002, 2003 and 2004, respectively.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Income taxes

In connection with its initial public offering on November 13, 2003, the Company converted from a limited liability company to a C corporation and established beginning balances in its deferred tax assets and liabilities in accordance with SFAS No. 109 Accounting For Income Taxes. Accordingly, the Company recognized a tax benefit in 2003 of $10.1 million, offset by $500,000 of provision for foreign income taxes for the year ended December 31, 2003.

U.S and international components of income before income taxes for the period following the Company’s  conversion to a C corporation on November 13, 2003 through December 31, 2003 and for the year ended  December 31, 2004 are as follows:

	2003	2004
U.S.	$2,232	$27,706
International	$766	1,272
	$2,998	$28,978

Components of the Company’s income tax benefit and provision for the years ended December 31, 2003 and 2004 are as follows:

	Year ended December 31,
	2003	2004
Current:
Federal	$—	$231
State	—	186
Foreign	482	741
Total current	482	1,158
Deferred:
Federal	(8,033)	8,404
State	(2,050)	2,329
Foreign	(12)	(17)
Total deferred	(10,095)	10,716
Income tax provision (benefit)	$(9,613)	$11,874

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2003	2004
Tax at U.S. statutory rate	35.0%	35.0%
Portion of LECG LLC earnings not subject to U.S. statutory rate	(29.6)	—
Foreign Earnings	2.1	0.5
State income taxes	1.2	5.7
Benefit from conversion from a nontaxable limited liability	(65.1)	—
Other	—	(0.2)
	(56.4)%	41.0%

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2003	2004
Deferred Tax Assets:
Accrued compensation and other	$5,669	$5,758
Net Operating Losses	3,612	2,837
Equity-based compensation	4,340	1,561
Depreciation and amortization	478	—
State Taxes	—	8
Foreign tax credit	90	925
Total deferred tax asset	14,189	11,089
Deferred Tax Liabilities:
State Taxes	(718)	—
Depreciation and amortization		(402)
Prepaid expenses	(3,376)	(9,597)
Total deferred tax liability	(4,094)	(9,999)
Net deferred tax asset	$10,095	$1,090

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not. This determination is primarily based upon our expectation that future operations will be sufficiently profitable to utilize the operating loss carryforwards and other deferred tax assets. As of December 31, 2004, the Company had net operating losses of approximately $3.7 million for federal, which expire in 2024, and $2.9 million for state tax reporting purposes, which expire in various years. The Company has foreign tax credits of approximately $831,000, which begin to expire in 2009, and $94,000 of other tax credits that do not expire.

The Company is entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised and stock purchased through the Company’s ESPP is sold prior to the end of a required holding period. The Company has recognized a total benefit from option exercises and disqualifying dispositions from its ESPP of $3.2 million in 2004. The Company recognized a reduction of $1.1 million to previously established deferred tax assets as a consequence of options exercised and an increase to additional paid in capital of $2.1 million as a consequence of both option exercises and disqualifying dispositions from the ESPP in 2004.

11.   Retirement plans

The Company has a 401(k) Plan under which all employees are immediately eligible. Company matching contributions are at the discretion of management. The Company contributed $832,000, $768,000 and $952,000 to the 401(k) Plan for 2002, 2003, and 2004, respectively.

In March 2004, the Company adopted a deferred compensation plan under which highly compensated employees are eligible to defer up to 15% of their bonuses, salary, expert fees and project origination fees and qualifying stock option gains. The cash compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The qualifying stock option gains deferred under this plan are credited or debited based on changes in an LECG stock measurement fund. Each plan participant is fully vested in all compensation deferred under

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the plan, other than signing bonuses and other employer contributions subject to vesting, and the earnings credited to his or her account. Signing bonuses and other employer contributions deferred under the plan vest ratably over a specified forfeiture period. Employee deferrals are invested through a trust.  As of December 31, 2004, the liability recorded under the deferred compensation plan is $3.2 million.

12.   Related party transactions

The Company entered into agreements on September 29, 2000 with two officer directors entitling them to $750,000, in the aggregate, of compensation related to services rendered in connection with our management buyout. Such amount was earned and was not contingent on continued employment with LECG. Accordingly, $750,000 was expensed in the fiscal period ended December 31, 2000. Such amount was not payable until permitted under the Company’s credit facility and until the Company had achieved operating cash flows (defined as earnings before interest, taxes, depreciation and amortization) of at least $20 million in any fiscal year. The amount due was subordinate to any amounts owed to any senior or secondary lenders and accrued interest at the rate of 10% per annum until paid. The amount due including interest due to the executives at December 31, 2003 was $993,750 and was included in current liabilities. In February 2004, the Company paid Dr. Teece and Mr. Kaplan $669,109 and $334,555, respectively, to satisfy this obligation.

The Company entered into expert agreements with David J. Teece, the Chairman of the Board, and David P. Kaplan, the President, a director, Walter H.A. Vandaele, a director, and David Scheffman, a director through February 9, 2005. Pursuant to such agreements, each individual provides expert services on the Company’s behalf in consideration for cash payments. During 2002, the Company paid David J. Teece, David P. Kaplan and Walter H.A. Vandaele $1,508,607, $2,451,058 and $2,068,500, respectively, pursuant to these agreements for expert services and project origination fees.  During 2003, the Company paid David J. Teece, David P. Kaplan, Walter H.A. Vandaele and David Scheffman, a director through February 2005, $1,800,385, $2,211,336, $1,647,026 and $191,308, respectively, pursuant to these agreements for expert services and project origination fees. During 2004, the Company paid David J. Teece, David P. Kaplan, Walter H.A. Vandaele and David Scheffman  $2,788,000, $1,592,780, $1,315,096 and $1,096,975, respectively, pursuant to these agreements for expert services and project origination fees. In addition, the Company paid a signing bonus to David Scheffman of $500,000 in each of 2003 and 2004. Dr. Scheffman’s signing bonus is subject to amortization over the period ending August 2007.

13.   Subsequent events

On  March 1, 2005 we acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. (“Cook”), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business appraisal. The purchase price of $1.6 million was comprised of $1.35 million paid in cash at closing and the issuance of approximately 14,000 unregistered shares of LECG common stock with a fair value approximately $250,000. The purchase price allocation has not yet been determined. If specified performance targets are achieved in the future, the Company will make additional payments of up to $1.2 million to be made no later than 2009.  Additional goodwill will be recorded in subsequent years if these performance targets are met.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Quarterly results of operations (unaudited)

The following table sets forth selected unaudited quarterly operating information for each of the eight quarters during the period from January 1, 2003 to December 31, 2004. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The comparability of results for 2003 and 2004 is impacted by the Company’s initial public offering and conversion to a C corporation in November 2003.

Consolidated statement of operations data
(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal year 2004
Revenues	$43,110	$53,671	$56,066	$63,708
Gross profit	14,784	17,949	19,066	21,041
Operating income	5,436	6,883	7,797	8,736
Income before income tax expense	5,453	6,873	7,832	8,820
Net income available to common shares	3,251	4,070	4,653	5,130
Net income per share
Basic	0.15	0.19	0.21	0.23
Diluted	0.14	0.17	0.20	0.22
Fiscal year 2003
Revenues	$38,800	$41,432	$41,551	$43,811
Gross profit	12,527	12,940	14,193	13,546
Operating income	3,586	4,880	5,605	5,042
Income before income tax benefit	2,839	4,465	5,001	4,757
Net income	2,839	4,465	5,001	14,370	(1)
Accrued preferred dividends and accretion of preferred units	1,014	1,045	1,076	4,577
Net income available to common shares	1,825	3,420	3,925	9,793
Net income per share
Basic	0.15	0.27	0.31	0.57
Diluted	0.12	0.23	0.26	0.49

(1)          Includes income tax benefit of $9,613 from conversion from nontaxable LLC to taxable C corporation in connection with the Company's November 13, 2003 initial public offering.

(A) 2.   FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(A) 3.   EXHIBITS

Refer to (C) below.

(B)   EXHIBITS

Exhibit Number	Description
**2.1	Asset Purchase Agreement entered into as of March 1, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, the members of Economic Analysis and other related parties identified therein
**2.2

First Amendment to Asset Purchase Agreement entered into on March 17, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, the members of Economic Analysis, and other related parties identified therein

*†2.3

Stock Purchase Agreement entered into effective as of August 2, 2004 by and among LECG, LLC, LECG Corporation, The Summers 1992 Trust, U/T/A 1/27/92, the Richard & Sylvia McCloskey Living Trust Dated 6/14/93, Dr. Richard A. Blanchard, Diana Trujillo, Gary J. Summers and Richard McCloskey

*3.1(a)	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect
*3.2	Bylaws of LECG Corporation
*3.3	Articles of Organization of LECG Holding Company, LLC, a California limited liability company, as currently in effect
*3.4	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
*3.5	Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, as currently in effect
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

*3.6	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
*4.1	Form of the Registrant’s Common Stock Certificate
*10.1	Form of Director and Executive Officer Indemnification Agreement
*10.2	2000 Incentive Plan and forms of agreements thereunder
*10.2(a)	First Amendment to 2000 Incentive Plan dated October 29, 2001
*10.2(b)	Second Amendment to 2000 Incentive Plan dated February 2, 2002
*10.2(c)	Third Amendment to 2000 Incentive Plan dated June 7, 2002
*10.2(d)	Fourth Amendment to 2000 Incentive Plan dated May 30, 2003
*10.3	2003 Stock Option Plan and forms of agreements thereunder
*10.4	2003 Employee Stock Purchase Plan and forms of agreement thereunder
*10.5	Asset Purchase Agreement between Navigant Consulting, Inc., LECG, Inc., LECG Holding Company, LLC and LECG, LLC dated September 29, 2000
*10.6	Loan Agreement between LECG Holding Company, LLC and David P. Kaplan dated September 29, 2000 and Secured Non-Recourse Promissory Note issued thereunder
*10.7	Office Lease Agreement between LECG, LLC and EOP-Emeryville Properties, L.L.C. dated December 17, 2001
*10.8	Lease Agreement between LECG, LLC and Farragut Center LLC dated December 27, 2000
*10.9	Expert Agreement between LECG, LLC and Walter Vandaele dated October 13, 2000
*10.9(a)	First Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated June 13, 2003
*10.9(b)	Second Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated September 9, 2003
*10.10	Convertible Promissory Note made by LECG, LLC to Thoma Cressey Fund VII, L.P. for up to $5.0 million dated June 13, 2002
*10.11	Expert Agreement between LECG, LLC and David Teece dated October 27, 1997
*10.12	Expert Agreement between LECG, LLC and David Kaplan dated April 27, 1998
*10.13	Loan Agreement between LECG Holding Company, LLC and Mukesh Bajaj dated November 1, 2000 and Secured Non-Recourse Promissory Note issued thereunder
*10.14	Guaranty Agreement by Thoma Cressey Fund VII, L.P. in favor of Wachovia Bank, National Association (formerly known as First Union National Bank) dated June 13, 2002
*10.15	Guaranty Agreement by David J. Teece in favor of Thoma Cressey Fund VII, L.P. dated June 12, 2002
*10.16	Agreement between LECG, LLC and PA Consulting Group, Inc. and PA Holdings Limited dated March 19, 2001
*10.17	Letter Agreement between LECG, LLC and Arthur Andersen LLP dated June 12, 2002
*10.18	Registration Rights Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated September 29, 2000
#10.18(a)	Amendment No. 1 to the Registration Rights Agreement by and among Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P. and LECG Corporation dated November 9, 2004
*10.19	Buy Sell Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated September 29, 2000
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

*10.26	Revolving Promissory Note issued by LECG, LLC, to U.S. Bank National Association dated March 31, 2003
*10.27	Revolving Promissory Note issued by LECG, LLC to LaSalle Bank National Association dated March 31, 2003
*10.28	Term Note issued by LECG, LLC to U.S. Bank National Association dated March 31, 2003
*10.29	Term Note issued by LECG, LLC to LaSalle Bank National Association dated March 31, 2003
*10.30	Amended and Restated Security Agreement between LECG Holding Company, LLC and U.S. Bank National Association dated March 31, 2003
*10.31	Amended and Restated Security Agreement between LECG, LLC and U.S. Bank National Association dated March 31, 2003
*10.32	Guaranty given by LECG Holding Company, LLC in favor of U.S. Bank National Association dated March 31, 2003
*10.33

First Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated August 19, 2003

*10.34	Revolving Promissory Note issued by LECG, LLC to U.S. Bank National Association dated August 19, 2003
*10.35	Revolving Promissory Note issued by LECG, LLC to LaSalle Bank National Association dated August 19, 2003
*10.36	Reaffirmation of Guaranty and Security Agreement given by LECG Holding Company, LLC in favor of U.S. Bank National Association dated August 19, 2003
*10.37	Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003
*10.37(a)

First Amendment to Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated November 11, 2003

*10.38	Director Practice Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003
*10.39	Business Development Agreement between LECG, LLC and Enterprise Research, Inc. dated December 10, 2002

*10.39(a)	First Amendment to Business Development Agreement between LECG, LLC and Enterprise Research dated September 29, 2003
*10.40	First Amendment to Employment Agreement between LECG Holding Company, LLC, LECG, LLC and David J. Teece dated August 5, 2002
*10.40(a)	Second Amendment to Employment Agreement between LECG, LLC and David J. Teece dated September 30, 2003
†10.40(b)	Third Amendment to Employment Agreement between LECG, LCC and David J. Teece dated October 1, 2004
*10.41	Amended and Restated Senior Management Agreement between LECG Holding Company, LLC, LECG, LLC and David P. Kaplan dated September 29, 2003
†10.41(a)	First Amendment to Amended and Resated Senior Management Agreement between LECG, LLC, LECG Corporation, successor in interest to LECG Holding Company, LLC, and David Kaplan dated October 1, 2004
*10.42	Loan Commitment Letter from David J. Teece to LECG, LLC dated September 5, 2002
*10.43	Loan Commitment Letter from David J. Teece to LECG, LLC dated November 12, 2002
*10.44	Expert Agreement between LECG, LLC and David T. Scheffman dated August 29, 2003
*10.45	First Amendment to Employment Letter between LECG, LLC and David T. Scheffman dated August 29, 2003
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

††10.51	Amended and Restated Deferred Compensation Plan
*†10.52

Third Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated April 15, 2004

*†10.53	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Third Floor of the Davidson Building 5 Southampton Street, London WC2
*†10.54	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fourth Floor of the Davidson Building 5 Southampton Street, London WC2
*†10.55	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fifth Floor of the Davidson Building 5 Southampton Street, London WC2
*†10.56

Fourth Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated August 12, 2004

#10.57	Employment Letter between LECG, LLC and John C. Burke dated January 15, 2003
21.1	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-108189), as amended.

**             Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed April 1, 2004.

†                    Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed October 6, 2004.

††             Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed November 3, 2004.

*†             Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004.

#                 Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-120342), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)
Date: March 10, 2005	/s/ DAVID J. TEECE
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

	Signature	Title	Date
By	/s/ DAVID J. TEECE	Chairman of the Board of Directors and Director	March 10, 2005
David J. Teece		(Principal Executive Officer)
By	/s/ DAVID P. KAPLAN	President and Director	March 10, 2005
David P. Kaplan
By	/s/ JOHN C. BURKE	Chief Financial Officer	March 10, 2005
John C. Burke		(Principal Financial Officer)
By	/s/ GARY S. YELLIN	Chief Accounting Officer	March 10, 2005
Gary S. Yellin		(Principal Accounting Officer)
By	/s/ MICHAEL R. GAULKE	Director	March 10, 2005
Michael R. Gaulke
By		Director
Michael R. Jeffery
By		Director
William W. Liebeck
By	/s/ WILLIAM J. SPENCER	Director	March 10, 2005
William J. Spencer
By		Director
Walter H.A. Vandaele
By	/s/ RUTH M. RICHARDSON	Director	March 10, 2005
Ruth M. Richardson