Form 10-Q
period 2005-03-31
LECG CORP
filed 2005-05-09
CIK 1192305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of April 30, 2005, there were 23,187,598 shares of the registrant’s common stock outstanding.

LECG CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income for the Quarters Ended March 31, 2005 and 2004

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended March 31, 2005 and 2004

(in thousands, except per share data)

(unaudited)

	Quarter ended March 31,
	2005	2004

Revenues	$69,721	$43,110
Cost of services	(46,076)	(28,326)
Gross profit	23,645	14,784
Operating expenses:
General and administrative expenses	(13,550)	(8,671)
Depreciation and amortization	(1,116)	(677)
Operating income	8,979	5,436
Interest income	190	111
Interest expense	(55)	(67)
Other expense, net	(26)	(27)
Income before income tax	9,088	5,453
Income tax provision	(3,735)	(2,202)
Net income	$5,353	$3,251

Net income per share:
Basic	$0.24	$0.15
Diluted	$0.22	$0.14
Share amounts:
Basic	22,763	21,406
Diluted	23,978	23,346

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$35,663	$42,082
Accounts receivable, net of allowance of $480 and $433	81,445	73,137
Prepaid expenses	4,019	3,456
Deferred tax assets, net	1,326	1,476
Current portion of signing bonuses and other current assets	11,982	10,162
Total current assets	134,435	130,313
Property and equipment, net	7,324	6,493
Goodwill	61,341	57,947
Other intangible assets, net	129	478
Long-term portion of signing bonuses and other assets	25,271	19,480
Total assets	$228,500	$214,711

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$8,842	$6,701
Accrued compensation	41,354	37,599
Payable for business acquisitions - current	2,921	6,183
Deferred revenue	1,685	1,409
Total current liabilities	54,802	51,892
Payable for business acquisitions - long-term	3,926	2,400
Deferred compensation plan	3,787	3,203
Deferred tax liability	386	386
Deferred rent and other long-term liabilities	3,515	2,443

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 23,014,712 and 22,813,471 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	23	23
Additional paid-in capital	127,462	125,070
Deferred equity compensation	(1,446)	(1,580)
Accumulated other comprehensive income	976	1,158
Retained earnings	35,069	29,716
Total stockholders’ equity	162,084	154,387
Total liabilities and stockholders’ equity	$228,500	$214,711

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2005 and 2004

(in thousands)

(unaudited)

	Quarter ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$5,353	$3,251
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	50	55
Depreciation and amortization of property and equipment	692	577
Amortization of other intangibles	424	100
Amortization of signing bonuses	1,802	428
Equity based compensation	138	(171)
Tax benefit from option exercises and equity compensation plans	623	—
Deferred rent	467	78
Other	(11)	4
Changes in assets and liabilities:
Accounts receivable	(8,343)	(5,120)
Prepaid and other current assets	(1,472)	(1,236)
Accounts payable and other accrued liabilities	2,114	(1,138)
Accrued compensation	(900)	(2,944)
Signing bonuses and other assets	(3,240)	(5,505)
Other	846	28
Net cash used in operating activities	(1,457)	(11,593)
Cash flows from investing activities
Business acquisitions, net of acquired cash	(4,997)	(19,156)
Purchase of property and equipment	(1,477)	(394)
Other	1	(85)
Net cash used in investing activities	(6,473)	(19,635)
Cash flows from financing activities
Proceeds from secondary offering, net of offering costs	1,308	—
Exercise of stock options	385	1
Net cash provided by financing activities	1,693	1
Effect of exchange rates on changes in cash	(182)	115
Decrease in cash and cash equivalents	(6,419)	(31,112)
Cash and cash equivalents, beginning of year	42,082	67,177
Cash and cash equivalents, end of period	$35,663	$36,065

Supplemental disclosure
Cash paid for interest	$11	$11
Cash paid for income taxes	$581	$74
Non cash investing and financing activities
Fair value of common stock issued for acquisitions	$250	$1,000

See notes to condensed consolidated financial statements

LECG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of presentation and operations

The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiary, LECG, LLC, (collectively, the “Company”, “Companies” or “LECG”).

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company’s experts may be either employees of the Company or independent contractors. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 20 other offices across the country. The Company also has international offices in Argentina, Australia, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain, and the United Kingdom.

The condensed consolidated statements of income for the quarters ended March 31, 2005 and 2004, the condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of cash flows for the quarters ended March 31, 2005 and 2004 are unaudited.  In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows. The December 31, 2004 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K as of that date.  The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year.

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

Income taxes

The Company accounts for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized.  No valuation allowance was recorded at March 31, 2005 and December 31, 2004.  The Company’s effective tax rate for 2004 was 40.6%.  Management expects that the Company’s 2005 effective income tax rate will be approximately 41%. The Company’s effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s financial statements contain various estimates including, but not limited to, estimates for unrealizable revenue, valuation allowance on deferred tax assets, discretionary and performance-based bonuses and contingent payments for businesses acquired.  Actual results could differ materially from those estimates.

3.              Net income per share and share amounts

Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period, using the treasury stock method. Common equivalent shares, comprised of unvested restricted stock and common shares issuable upon the exercise of options, are included in the diluted net income per common share calculation to the extent these shares are dilutive.

The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share amounts).

	Quarter ended March 31,
	2005	2004

Net income - as reported	$5,353	$3,251

Weighted average shares outstanding:
Basic	22,763	21,406
Effect of dilutive stock options and unvested restricted stock	1,215	1,940
Diluted	23,978	23,346

Net income per share - as reported:
Basic	$0.24	$0.15
Diluted	$0.22	$0.14

The following common stock equivalents were excluded from the calculation of diluted net income per share for the quarters ended March 31, 2005 and 2004, as these shares were antidilutive: 1.8 million and 115,000, respectively.

4.              Equity-based compensation

The Company uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period.  SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method since the Company’s inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. If the computed values of the Company’s stock-based awards to employees using the Black-Scholes option pricing method had been amortized to expense over the vesting period of the awards, net income would have been the following (in thousands, except per share data):

	Quarter ended March 31,
	2005	2004
Net income - as reported	$5,353	$3,251
Add (subtract): equity-based employee compensation expense (income), net of the effect of taxes	81	(102)
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of the effect of taxes	(983)	(332)
Pro forma net income	$4,451	$2,817

Basic earnings per share:
Net income - as reported	$0.24	$0.15
Net adjustment for fair value based method	(0.04)	(0.02)
Net income - pro forma	$0.20	$0.13

Diluted earnings per share:
Net income - as reported	$0.22	$0.14
Net adjustment for fair value based method	(0.04)	(0.02)
Net income - pro forma	$0.18	$0.12

The following weighted average assumptions are used in conjunction with the Black-Scholes option pricing method to determine compensation expense for options issued to employees for the first quarter of 2005 and 2004, and the corresponding pro forma effect on net income:

	Quarter ended March 31,
	2005	2004
Dividend yield	0%	0%
Volatility	42%	51%
Risk-free interest rate	3.5%	3.5%
Expected term, in years	7.0	6.0

5.              Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation.  The reconciliation of LECG’s comprehensive income for the quarters ended March 31, 2005 and 2004 is as follows (in thousands):

	Quarter ended March 31,
	2005	2004
Net income - as reported	$5,353	$3,251
Foreign currency translation adjustment	(182)	115
Comprehensive income	$5,171	$3,366

6.              Business acquisitions

On March 1, 2005, the Company acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. (“Cook”), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation.  The purchase price was comprised of $1.35 million paid in cash at closing and the issuance of 13,999 unregistered shares of LECG common stock with a fair value of $250,000. The purchase price was allocated as follows: $1.5 million to goodwill and $118,000 to contract rights, net current assets and equipment.  If specified performance targets are achieved in the future, the Company will make additional payments of up to $1.2 million by no later than 2009.  Additional goodwill will be recorded in subsequent years if such performance targets are met.

In accordance with the terms of the Center for Economic Studies (“CFES”) Purchase Agreement dated August 1, 2003, and as a result of achieving certain performance targets set forth in the agreement, the Company recognized $1.5 million of additional goodwill as of March 31, 2005.  Performance-based amounts earned in 2005 will be paid in August 2006.

In accordance with the terms of the Economic Analysis LLC (“EA”) purchase agreement dated March 1, 2004, and as a result of achieving certain performance targets, the Company recognized approximately $167,000 of additional goodwill at March 31, 2005, which was paid in March 2005, along with approximately $2.4 million of performance-based payments recognized in 2004.

In accordance with the terms of the Low Rosen Taylor Soriano (“LRTS”) purchase agreement dated March 26, 2004 and as a result of achieving certain profitability targets, the Company recognized $147,000 of additional goodwill for the period ended March 31, 2005.  In February 2005, the Company paid $1.0 million in performance-based payments for performance targets achieved in 2004.  Performance-based amounts earned in 2005 will be paid in February 2006.

See Note 9 for future commitments related to business acquisitions and expert hires.

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

The balance in goodwill as of March 31, 2005 and 2004 and changes in the carrying amount of goodwill for the quarters ended March 31, 2005 and 2004 are as follows (in thousands):

	Quarter ended March 31,
	2005	2004
Balance at beginning of year	$57,947	$23,976
Goodwill acquired in the quarter:
Cook	1,521
CFES(1)	1,526
Economic Analysis(1)	167	16,390
LRTS(1)	166	3,766
Other changes(2)	14
Goodwill acquired	3,394	20,156
Balance at end of quarter	$61,341	$44,132

(1) 2005 addition to goodwill represents performance-based component of total purchase price.

(2) Other changes represent finalization of transaction costs.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer-related intangibles and are amortized over two to eighteen months. Other intangible assets also include rights to license software under development, for which amortization will begin when the software is available for general release to customers.

Other intangible assets as of March 31, 2005 and 2004 were (in thousands):

	Gross cost (1)	Accumulated amortization (1)	Net cost

Customer contracts	$175	$(146)	$29
Rights to license software under development	100	—	100
Balance as of March 31, 2005	$275	$(146)	$129

	Gross cost (1)	Accumulated amortization (1)	Net cost

Customer contracts	$600	$(267)	$333
Rights to license software under development	100	—	100
Balance as of March 31, 2004	$700	$(267)	$433

(1) Excludes the cost and accumulated amortization of fully amortized intangible assets as of March 31, 2005 and 2004.

The estimated future amortization expense of other intangible assets as of March 31, 2005 is as follows (in thousands):

2005	$29
2006	33
2007	33
2008	34
Total	$129

8.              Restricted stock and options

Restricted stock

The Company has a total of 140,625 shares of outstanding common stock that are subject to a right of repurchase or cancellation in favor of the Company under certain circumstances.  These restricted shares were issued in August 2003 and are subject to vesting over time.  Of these restricted shares, 112,500 will vest on August 1, 2007, and the remaining 28,126 will vest on August 1, 2008, provided that the stockholders have not resigned or been terminated for cause as of those dates.

Stock option plans

During the three months ended March 31, 2005, the Company had the following option activity:

Outstanding at January 1, 2005	6,251,151
Granted	117,391
Exercised	(112,869)
Canceled	(13,500)
Outstanding at March 31, 2005	6,242,173

Options granted in the first quarter of 2005 are non-qualified employee options that vest over seven years whose exercise prices are equal to the fair market value of the Company’s stock on the date of grant.

At March 31, 2005, there were 948,369 options available for future grants under the 2003 Stock Option Plan.

9.              Commitments and contingencies

Legal proceedings

In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. (“MMC”) filed a complaint against LECG and one of its experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of LECG’s hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that LECG interfered with NERA’s contractual relations and advantageous business relationships, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by LECG and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint.  The parties have served initial discovery requests, including interrogatories and documents requests and discovery is ongoing.  However, the Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss, if any, with respect to this complaint.

Business acquisitions and expert hires

The Company has made commitments in connection with acquisitions and certain expert agreements that will require the Company to make additional payments and bonus compensation payments if various performance goals are met.

In March 2005, the Company acquired the business of J. Philip Cook & Associates, Inc.  In addition to the purchase price of $1.6 million paid in cash and shares of LECG common stock, if specified performance targets are achieved, the Company will make additional payments of up to $1.2 million by no later than 2009.

In connection with the Company’s October 2004 acquisition of Washington Advisory Group, the Company will make an additional guaranteed payment of $400,000 no later than February 15, 2007, and, if specific performance targets are achieved in the future, the Company will make additional payments of up to $2.1 million through 2007.

In connection with the Company’s August 2004 acquisition of Silicon Valley Expert Witness Group, Inc., the Company will make guaranteed payments of $3.0 million over a five-year period, and if specified revenue and profitability targets are achieved, the Company will make additional payments of up to $3.0 million over the same five-year period.

In connection with the Company’s March 2004 acquisition of Economic Analysis, LLC, the Company will make additional payments of up to $2.6 million in each of 2006 and 2007, if significant revenue and profitability targets are achieved. Additional payments of up to $2.0 million will also be made if higher targets are met.

In connection with the Company’s March 2004 acquisition of LRTS, the Company will make additional payments of up to $3.5 million from 2006 to 2008 if specified profitability targets are achieved.

In connection with the hiring of certain experts and professional staff in March 2004, the Company has agreed to pay performance bonuses of up to $5.7 million per year in each of 2006 and 2007 provided certain significant revenue and profitability targets are achieved.   All such bonus payments are subject to amortization from the time the bonus is earned through March 2011.  Based upon the actual and projected 2005 results, the Company believes it is likely that the performance criteria will be met for the $5.7 million bonus due in 2006.  Accordingly, the condensed consolidated balance sheet as of March 31, 2005 includes signing bonuses and other assets of $5.5 million ($5.7 million less $228,000 amortized in the first quarter of 2005) and a corresponding $5.7 million in accrued compensation.

In connection with the Company’s March 2003 acquisition of CFES, the Company will pay $1.7 million in August 2005 as certain specified revenue and profitability targets were achieved for 2004, and if certain specified revenue and profitability targets are met in the future, the Company will make additional payments of approximately $1.8 million in each of 2006 and 2007.  In addition, if certain performance targets are met, the Company will pay bonus compensation ranging from $540,000 to $580,000 per year from 2005 to 2007.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Quarterly Report on Form 10-Q concerning our future business, operating and financial condition and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) successful management of additional hiring and acquisitions, (7) potential professional liability, (8) intense competition and (9) risks inherent in international operations. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under “Factors That May Effect Future Operating Results, Financial Condition and the Market Price of Our Stock.”  We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

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

2005 acquisitions and recruitment of experts

An important element of our growth strategy is the recruitment and hiring of additional experts either by direct hiring or business acquisitions. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas. Our recruiting and hiring efforts resulted in the addition of experts in the United States and Europe during the first three months of 2005.

On March 1, 2005, we acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. (“Cook”), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation.  The purchase price was comprised of $1.35 million paid in cash at closing and the issuance of 13,999 unregistered shares of our common stock with a fair value of $250,000. The purchase price was allocated as follows: $1.5 million to goodwill and $118,000 to contract rights, net current assets and equipment.  In addition, if specified performance targets are achieved in the future, we will make additional payments of up to $1.2 million by no later than 2009.  Additional goodwill will be recorded in subsequent years if these performance targets are met.

Operations

Historically, we have derived our revenues almost exclusively from professional service fees that are billed at standard hourly rates on a time and expense basis. Revenues related to these services are recognized when the earnings process is complete and collectibility is reasonably assured.  We also offer services related to large environmental claims for which our fee includes a significant performance-based component. Due to the uncertainty regarding the amount and timing of performance-based compensation, revenues from this service offering are recognized in the period when the earnings process is complete, and the Company has received payment for the services performed under the contract.  Since October 1, 2002, performance-based expert fees have ranged from 0% to 11% of our quarterly revenues.  For the quarters ended March 31, 2005 and 2004, performance-based expert fees comprised less than 1% of our revenues.

Our revenues are comprised of:

•                  Fees for the services of our professional staff;

•                  Fees for the services of our experts;

•                  Performance-based expert fees relating to environmental claims; and

•                  Amounts we charge for services that are provided by others and reimbursable by clients, including travel, document reproduction, messenger services and other costs.

The following table summarizes our revenues from these sources by quarter for the last 8 quarters (in thousands).

	June 30, 2003	Sept 30, 2003	Dec 31, 2003	Mar 31, 2004	June 30, 2004	Sept. 30, 2004	Dec 31, 2004	Mar 31, 2005

Expert and professional staff revenues	$37,076	$39,848	$37,199	$41,100	$49,167	$51,826	$56,516	$66,526
Performance-based expert revenues	2,146	—	4,856	315	1,492	1,780	4,115	178
Reimbursable expenses	2,210	1,703	1,756	1,695	3,012	2,460	3,077	3,017
Revenues	$41,432	$41,551	$43,811	$43,110	$53,671	$56,066	$63,708	$69,721

Compensation and project costs are comprised of:

•                  Salary, bonuses, taxes and benefits of all professional staff and salaried experts;

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

Provision for income taxes

  We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.  In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized.  Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets.  Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections.  No valuation allowance was recorded at March 31, 2005.

The Company’s effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate.  We expect that our estimated 2005 effective income tax rate will be approximately 41%.

Goodwill and identifiable intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made through March 31, 2005. The Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices.  Business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value. For the 2004 annual impairment test, we used the quoted market price of our common stock and compared our fair value to our book value. At December 31, 2004, we concluded that there was no impairment to our goodwill.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles and are generally amortized over two to 18 months.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our assessment, we review the discounted expected future cash flows to be generated by the assets. At December 31, 2004, we concluded that there was no impairment to our intangible assets.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s financial statements contain various estimates including, but not limited to, estimates for unrealizable revenue, valuation allowance on deferred tax assets, discretionary and performance-based bonuses and contingent payments for businesses acquired.  Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004

Revenues

Revenues for the first quarter of 2005 increased $26.6 million, or 62%, to $69.7 million from $43.1 million for the same quarter in 2004. The increase included a $25.4 million, or 62% increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 49% increase in the number of expert and professional staff billable hours.  Underlying this growth is the addition of 73 experts and 82 professional staff members since March 31, 2004 as a result of our recruitment efforts, acquisitions and European expansion.  Our international operations contributed $5.4 million to the overall growth in revenue in the first quarter of 2005, and represent 15% and 11% of consolidated revenue for the first quarter of 2005 and 2004, respectively.  In addition, there was a 5% increase in the average hourly billing rate for the quarter ended March 31, 2005 as compared to the same period in 2004 due to rate increases and changes in the expert and staff mix. Expert revenues from our performance-based services decreased $137,000 to $178,000 in the first quarter of 2005 as compared to $315,000 in the same quarter in 2004.  The decrease was due to the timing of collections for performance-based engagements, as revenue on these engagements is recognized when payment is received.

Cost of services

Cost of services increased $17.8 million, or 63%, to $46.1 million from $28.3 million for the same quarter of 2004. Expert and professional staff compensation increased $12.6 million, as we added 73 experts and 82 professional staff since March 31, 2004.  Our growth in revenues contributed directly to the increase in expert compensation as most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. Due to higher professional staff headcount, higher 2005 utilization rates and performance-based bonuses for salaried experts, expert and professional staff bonus compensation increased by $1.2 million, as compared to the quarter ended March 31, 2004.  Cost of services has also increased as the result of increased amortization of signing bonuses of $1.6 million for the first quarter of 2005, an increase of $1.1 million from $428,000 for the same period in 2004, as a consequence of our successful recruiting efforts.  In addition, signing bonuses with performance criteria, issued at the inception of employment, have been recognized in the first quarter of 2005, resulting in additional amortization expense of $228,000.  Project origination fees increased $1.6 million, consistent with the growth in revenues, to $4.4 million for the first quarter of 2005, from $2.8 million in the same period of 2004.  Equity based compensation increased by $309,000 to $138,000 in the first quarter of 2005 from a benefit of $171,000 for the same period in 2004.

Operating expenses

Operating expenses in the first quarter of 2005 increased $5.3 million, or 57%, to $14.7 million from $9.4 million for the same quarter of 2004. Contributing to the increase was $2.0 million of compensation costs due primarily to salary and bonus increases, related payroll costs and the addition of approximately 40 administrative staff as of the end of the first quarter of 2005, as compared to the same period in 2004.  Personnel costs and recruiting fees in connection with hiring experts and professional staff increased $495,000.  We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.  Our facilities costs increased $836,000 in connection with the expansion of existing offices, our move into the new London location in March 2004 and the opening of five new offices including our new Milan, Italy office.  The use of outside professional services increased by $319,000 over the same period in 2004 resulting from increased fees associated with our financial audit and Sarbanes-Oxley compliance, temporary staff and consulting fees.  Marketing and related costs increased $470,000 as the result of increased business development efforts reflecting the growth in our business associated with our acquisitions and expansion in Europe, and computer, telecommunications and supplies costs increased $616,000 due to our increased headcount and growth in operations.

Provision for Income Taxes

We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes.  We estimate that our annual effective tax rate for 2005 will be approximately 41% and have recognized income tax expense of $3.7 million for the first quarter of 2005.  Our effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate.  We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised.  We have recognized a reduction of current taxes payable of $623,000 for options exercised in the quarter ended March 31, 2005 and have reduced deferred tax assets by $178,000 and increased additional paid in capital by $445,000.

LIQUIDITY AND CAPITAL RESOURCES

On November 13, 2003, we completed our initial public offering, in which we sold 8,625,000 shares of our common stock at $17.00 per share for net proceeds of $134.1 million. On December 9, 2004, we completed a secondary offering, in which we sold 250,000 shares and 74,375 shares of our common stock at $18.75 per share, in December 2004 and January 2005, respectively for total net proceeds of $5.0 million. As of March 31, 2005, we had $35.7 million in cash and cash equivalents, primarily in money market accounts.  Our primary financing need will continue to be to fund our growth. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographical areas and service areas. We expect to continue to search for and acquire top-level experts in order to deepen our existing service offerings and to add new experts and related professional staff to new service areas. Our current sources of cash are the remaining proceeds from our public offerings and cash generated by operations, which have been augmented by the proceeds from option exercises and the sale of common stock through our Employee Stock Purchase Plan.  In addition, our revolving line of credit, which expires in March 2006, provides for a maximum borrowing capacity of $18.0 million, $2.0 million of which can be used to secure letters of credit.  As of March 31, 2005, we had no outstanding borrowings, and outstanding letters of credit for $1.2 million.

Net cash used by operations in the quarter ended March 31, 2005 was $1.5 compared to $11.6 used by operations in the quarter ended March 31, 2004.  The primary sources and uses of cash from operations in the quarter ended March 31, 2005 were net income of $5.4 million, which included non-cash expenses of $3.1 million.  This was offset by an increase in accounts receivable of $8.3 million resulting from the increase in expert and professional staff revenue and longer billing and collection periods, due in part to billing activities associated with new clients, new experts and our European operations.  We also paid $3.2 million in signing bonuses in the quarter ended March 31, 2005.   Signing bonuses are an integral part of our recruitment effort.  We will likely continue to use signing bonuses in our efforts to recruit experts and professional staff.  Substantially all of the signing bonuses issued have vesting periods ranging from five to seven years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient leaves prior to the end of the vesting period.  Net cash used in operating activities in the quarter ended March 31, 2004 resulted from net income of $3.3 million, which included non-cash expenses of $1.0 million.  This was offset by an increase in accounts receivable of $5.1 million.  We paid $5.4 million in signing bonuses in the quarter ended March 31, 2004.

Net cash used by investing activities was $6.5 million for the quarter ended March 31, 2005 compared to the $19.6 million for the quarter ended March 31, 2004.  Cash used in investing activities in the first quarter of 2005 and 2004 included the following acquisition related payments (in millions):

	Quarter ended March 31,
	2005	2004
J. Phillip Cook & Associates	$1.4	$—
Economic Analysis, LLC (1)	2.5	15.4
Low Rosen Taylor Soriano (1)	1.1	3.7
Total cash paid for acquisitions	$5.0	$19.1

(1) 2005 amounts represent performance-based payments for which performance criteria were achieved in 2004.

Investing activities in the quarter ended March 31, 2005 also included investments in property and equipment of $1.5 million related to the expansion of our Chicago office and hardware and software costs associated with our internal systems and operations.   We invested $394,000 in property and equipment in the quarter ended March 31, 2004.

Net cash provided by financing activities for the quarter ended March 31, 2005 was $1.7 million, as the result of:  $1.3 million of net proceeds from our sale of an additional 74,375 shares of our common stock in January 2005 following our secondary offering in December 2004, and  $385,000 of proceeds from the exercise of options.

Contractual obligations and contingent commitments

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if various performance goals are met.

In March 2005, we acquired the business of J. Philip Cook & Associates, Inc.  In addition to the purchase price of $1.6 million paid in cash and shares of our common stock, if specified performance targets are achieved, we will make additional payments of up to $1.2 million by no later than 2009.

In connection with our October 2004 acquisition of Washington Advisory Group, we will make an additional guaranteed payment of $400,000 no later than February 15, 2007, and, if specific performance targets are achieved in the future, we will make additional payments of up to $2.1 million through 2007.

In connection with our August 2004 acquisition of Silicon Valley Expert Witness Group, Inc., we will make guaranteed payments of $3.0 million over a five-year period, and if specified revenue and profitability targets are achieved, we will make additional payments of up to $3.0 million over the same five-year period.

In connection with our March 2004 acquisition of Economic Analysis, LLC, we will make additional payments of up to $2.6 million in each of 2006 and 2007, if significant revenue and profitability targets are achieved. Additional payments of up to $2.0 million will also be made if higher targets are met.

In connection with our March 2004 acquisition of LRTS, we will make additional payments of up to $3.5 million from 2006 to 2008 if specified profitability targets are achieved.

In connection with the hiring of certain experts and professional staff in March 2004, we have agreed to pay performance bonuses of up to $5.7 million per year in each of 2006 and 2007 provided certain significant revenue and profitability targets are achieved.  All such bonus payments are subject to amortization from the time the bonuses are earned through March 2011.  Based upon the actual and projected 2005 results, we believe it is likely that the performance criteria will be met for the $5.7 million bonus due in 2006.  Accordingly, the condensed consolidated balance sheet as of March 31, 2005 includes signing bonuses and other assets of $5.5 million ($5.7 million less $228,000 amortized in the first quarter of 2005) and a corresponding $5.7 million in accrued compensation.

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

Future needs

We believe funds generated by operations, the remaining net proceeds from our public offerings and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our cash requirements relating to future operations will be funded with cash generated from operations and short-term borrowings.  Cash payments for signing bonuses and acquisitions could affect our anticipated cash needs.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term; however there can no assurance that inflation will not have an adverse effect on our financial results and position in the future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR STOCK

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.  The following risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Our financial results could suffer if we are unable to successfully attract, integrate and retain our experts and professional staff.

Similar to professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts and as a result, experts can terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts together accounted for 20% of our revenues in the first three months of 2005. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

As a company subject to public company reporting requirements, we must continue to be able to issue accurate financial reports and disclosures within prescribed timeframes. We have designed our internal disclosure controls and procedures to provide reasonable assurance that these disclosure controls and procedures will meet their objectives; however, even well designed and operated disclosure controls and procedures are susceptible to inherent limitations. These inherent limitations potentially include faulty assumptions in the design of the controls and procedures, fraud by individuals and errors or mistakes by those overseeing the controls procedures. As a result, we may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Moreover, as we acquire new businesses, we will need to integrate their financial reporting systems into ours, including our disclosure controls and procedures. We may experience difficulties in integrating new businesses, which could impair the overall quality of the information produced by our financial reporting systems. Any failure to successfully manage growth or maintain adequate internal disclosure controls and procedures could harm our financial results and business prospects.

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

Our business is heavily concentrated in the practice areas of complex damages, competition policy/antitrust, including mergers and acquisitions, and environmental claims. Projects in our complex damages practice area accounting for 24% and 28% of our billings in 2004 and the first three months of 2005, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 25% of our billings in 2004 and the first three months of 2005. Projects in our environmental claims practice area accounted for 17% and 8% of our billings in 2004 and the first three months of 2005, respectively. Changes in the federal antitrust laws or the federal regulatory environment, changes in environmental laws or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

Our projects generally center on decisions, disputes, proceedings or transactions in which clients are seeking expert advice and opinions. Our projects can terminate suddenly and without advance notice to us. Our clients may decide at any time to settle their disputes or proceedings, to abandon their transactions or to take other actions that result in the early termination of a project. Our clients are under no contractual obligation to continue using our services. If an engagement is terminated unexpectedly, or even upon the completion of a project, our professionals working on the engagement may be underutilized until we assign them to other projects. The termination or significant reduction in the scope of several large engagements could negatively impact our results of operations.

Conflicts of interest could preclude us from accepting projects.

We provide our services primarily in connection with significant or complex decisions, disputes and regulatory proceedings that are usually adversarial or involve sensitive client information. Our engagement by a client may preclude us from accepting projects with our clients’ competitors or adversaries because of conflicts of interest or other business reasons. As we increase the size of our operations, the number of conflict situations can be expected to increase. Moreover, in many industries in which we provide services, examples of which include the petroleum and telecommunications industries, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new projects as a result of conflicts of interest. If we are unable to accept new assignments for any reason, our professional staff may become underutilized, which would adversely affect our revenues and results of operations in future periods.

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

We currently have operations in Argentina, Australia, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom. In the first quarter of 2004 and 2005, revenues attributable to activities outside of the United States were 11% and 15%, respectively. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

•       Greater difficulties in managing and staffing foreign operations;

•       Less stable political and economic environments;

•       Cultural differences that adversely affect utilization;

•       Currency fluctuations that may adversely affect our financial position and operating results;

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

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts. This action arises out of our hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that we interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by us and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint.  The parties have served initial discovery requests, including interrogatories and documents requests and discovery is ongoing.  However, the Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

•       Inability to meet quarterly or yearly estimates or performance targets; and

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of March 31, 2005, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have operations in Argentina, Australia, Belgium, Canada, Italy, New Zealand, South Korea, France, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each area. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. (“MMC”) filed a complaint against LECG and one of its experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of LECG’s hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that LECG interfered with NERA’s contractual relations and advantageous business relationships, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by LECG and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint.  The parties have served initial discovery requests, including interrogatories and documents requests and discovery is ongoing.  However, the Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount, if any, or potential range of loss with respect to this complaint.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 1, 2005, we issued 13,999 shares of our common stock at an effective purchase price of $17.86 per share in connection with our acquisition of all of the outstanding shares of J. Philip Cook & Associates, Inc. to an individual accredited investor, as defined in Rule 501 of Regulation D.  The foregoing purchase and sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Use of Proceeds from Registered Securities

Our initial registration statement (Securities and Exchange Commission file number 333-108189) was declared effective on November 13, 2003, under which we sold 8,625,000 shares of its Common Stock (par value $0.001 at $17.00 per share for total proceeds of $146,625,000.  Our managing underwriter was UBS Securities LLC.  Expenses incurred in connection with the issuance and distribution of the securities in the offering totaled $12.5 million, which consisted of (i) $10.3 million of underwriting discounts and commissions, and $2.2 million in legal, accounting, printing and miscellaneous fees.  The Company’s net offering proceeds after deducting total expenses were $134.1 million.

As of March 31, 2005, $134.1 million, representing the total net proceeds of the offering, were used for the following purposes (in millions):

• Redemption of the Company’s Redeemable Class A preferred units paid to:
• Officers, directors and owners of more than 10% of the Company’s stock	$26.5
• All others	14.2
• Repayment of amounts due under the Company’s term and revolving credit facilities	22.0
• Distributions to unitholders of LECG Holding Company, LLC for previously taxed but undistributed earnings paid to:
• Officers, directors and owners of more than 10% of the Company’s stock	8.6
• All others	5.4
• Distributions to unitholders of LECG Holding Company, LLC for estimated tax payments through the period from January 1, 2003 to November 13, 2003
• Officers, directors and owners of more than 10% of the Company’s stock	0.9
• All others	0.4
• Purchase of substantially all of the assets of Economic Analysis, LLC	15.4
• Acquisition of Low Rosen Taylor Soriano	3.9
• Acquisition of Silicon Valley Expert Witness Group, Inc.,	4.2
• Acquisition of Washington Advisory Group	0.7
• Acquisition of J. Philip Cook & Associates	1.4
• Additional purchase price for acquisition of Center for Forensic Economic Studies	1.7
• Additional purchase price for acquisition of Economic Analysis, LLC	2.5
• Additional purchase price for acquisition of Low Rosen Taylor Soriano	1.1
• Signing bonuses subject to amortization	21.5
• Purchase of capital equipment	3.7
Total net proceeds of offering used through March 31, 2005	$134.1

In December 2004, we and certain of our stockholders offered a total of 3,500,000 shares of LECG common stock for sale.  Our registration statement (Securities and Exchange Commission file number 333-120342) was declared effective on December 9, 2004, and we sold 250,000 shares and 74,375 shares of our Common Stock (par value $0.001), in December 2004 and January 2005, respectively at $18.75 per share for total proceeds of $6.1 million.  Our managing underwriter was UBS Securities LLC.  Expenses incurred in connection with the issuance and distribution of the securities in the offering totaled $1.0 million, which consisted of (i) $304,000 of underwriting discounts and commissions, and (ii) $738,000 in legal, accounting, printing and miscellaneous fees.  The Company’s net offering proceeds after deducting total expenses were $5.0 million.

As of March 31, 2005, $1.9 million from the net proceeds of the secondary offering were used for the following (in millions):

•	Signing bonuses subject to amortization	$0.4
•	Purchase of capital equipment	1.5
Total net proceeds of offering used through March 31, 2005		$1.9

Issuer Purchases of Equity Securities

There were no purchases of LECG equity securities made by or on behalf of the Company during the quarter ended March 31, 2005.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit
*3.1(a)	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect
*3.2	Bylaws of LECG Corporation
*3.3	Articles of Organization of LECG Holding Company, LLC, a California limited liability company, as currently in effect
*3.4	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
*3.5	Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, as currently in effect
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

Date: May 9, 2005
/s/ David J. Teece
Chairman of the Board of Directors (Principal Executive Officer)

/s/ John C. Burke
Chief Financial Officer (Principal Financial Officer)