Form 10-Q
period 2005-06-30
LECG CORP
filed 2005-08-05
CIK 1192305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 23,631,825 shares of the registrant’s common stock outstanding.

LECG CORPORATION

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended June 30, 2005 and 2004

(in thousands, except per share data)

(unaudited)

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues	$72,541	$53,671	$142,262	$96,781
Cost of services	(48,777)	(35,722)	(94,853)	(64,048)
Gross profit	23,764	17,949	47,409	32,733
Operating expenses:
General and administrative expenses	(13,437)	(10,109)	(26,987)	(18,780)
Depreciation and amortization	(711)	(957)	(1,827)	(1,634)
Operating income	9,616	6,883	18,595	12,319
Interest income	208	71	398	182
Interest expense	(56)	(55)	(111)	(122)
Other income (expense), net	107	(26)	81	(53)
Income before income tax	9,875	6,873	18,963	12,326
Income tax provision	(4,059)	(2,803)	(7,794)	(5,005)
Net income	$5,816	$4,070	$11,169	$7,321

Net income per share:
Basic	$0.25	$0.19	$0.49	$0.34
Diluted	$0.24	$0.17	$0.46	$0.32
Share amounts:
Basic	23,151	21,717	22,958	21,561
Diluted	24,392	23,324	24,197	23,241

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$42,507	$42,082
Accounts receivable, net of allowance of $554 and $433	84,226	73,137
Prepaid expenses	3,950	3,456
Deferred tax assets, net	642	1,476
Current portion of signing bonuses and other current assets	11,660	10,162
Total current assets	142,985	130,313
Property and equipment, net	9,044	6,493
Goodwill	62,009	57,947
Other intangible assets, net	108	478
Long-term portion of signing bonuses and other assets	26,553	19,480
Total assets	$240,699	$214,711

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$8,078	$6,701
Accrued compensation	41,461	37,599
Payable for business acquisitions - current	3,363	6,183
Deferred revenue	1,828	1,409
Total current liabilities	54,730	51,892
Payable for business acquisitions - long-term	4,102	2,400
Deferred compensation plan	4,678	3,203
Deferred tax liability	386	386
Deferred rent and other long-term liabilities	4,276	2,443

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 23,541,880 and 22,813,471 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	23	23
Additional paid-in capital	132,779	125,070
Deferred equity compensation	(1,312)	(1,580)
Accumulated other comprehensive income	152	1,158
Retained earnings	40,885	29,716
Total stockholders’ equity	172,527	154,387
Total liabilities and stockholders’ equity	$240,699	$214,711

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$11,169	$7,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	83	107
Depreciation and amortization of property and equipment	1,382	1,173
Amortization of other intangibles	445	461
Amortization of signing bonuses	3,470	1,522
Equity based compensation	280	(224)
Tax benefit from option exercises and equity compensation plans	3,315	2,102
Deferred rent	817	459
Other	(171)	69
Changes in assets and liabilities:
Accounts receivable	(11,188)	(17,951)
Prepaid and other current assets	(765)	(2,266)
Accounts payable and other accrued liabilities	1,348	4,708
Accrued compensation	(1,716)	445
Signing bonuses and other assets	(6,246)	(10,418)
Other	3,136	908
Net cash provided by (used in) operating activities	5,359	(11,584)
Cash flows from investing activities
Business acquisitions, net of acquired cash	(4,997)	(19,141)
Purchase of property and equipment	(3,888)	(2,063)
Other	(4)	(34)
Net cash used in investing activities	(8,889)	(21,238)
Cash flows from financing activities
Proceeds from secondary offering, net of offering costs	1,325	—
Proceeds from issuance of stock - employee stock plan	925	1,109
Exercise of stock options	2,712	2,019
Receivable from unitholders		295
Distributions to common unit holders		(4,235)
Net cash provided by (used in) financing activities	4,962	(812)
Effect of exchange rates on changes in cash	(1,007)	35
Increase (decrease) in cash and cash equivalents	425	(33,599)
Cash and cash equivalents, beginning of year	42,082	67,177
Cash and cash equivalents, end of period	$42,507	$33,578

Supplemental disclosure
Cash paid for interest	$22	$272
Cash paid for income taxes	$1,583	$102
Non cash investing and financing activities
Fair value of common stock issued for acquisitions	$250	$1,000

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

The condensed consolidated statements of income for the quarters and six months ended June 30, 2005 and 2004, the condensed consolidated balance sheet as of June 30, 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited.  In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows. The December 31, 2004 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended.  The results of operations for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2004 Annual Report on Form 10-K.

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

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized.  No valuation allowance was recorded at June 30, 2005 and December 31, 2004.  The Company’s effective tax rate for 2004 was 40.6%.  Management expects that the Company’s 2005 effective income tax rate will be approximately 41%. The Company’s effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate.

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

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net income - as reported	$5,816	$4,070	$11,169	$7,321

Weighted average shares outstanding:
Basic	23,151	21,717	22,958	21,561
Effect of dilutive stock options and unvested restricted stock	1,241	1,607	1,239	1,680
Diluted	24,392	23,324	24,197	23,241

Net income - as reported
Basic	$0.25	$0.19	$0.49	$0.34
Diluted	$0.24	$0.17	$0.46	$0.32

The following number of common stock equivalents were excluded from the calculation of diluted net income per share, as these shares were antidilutive: 2.0 million for the quarter and six months ended June 30, 2005, and 1.6 million for the quarter and six months ended June 30, 2004.

4.     Equity-based compensation

The Company plans to adopt SFAS 123 (Revised) Share Based Payments effective January 1, 2006 and currently uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period.  SFAS No. 123 Accounting for Stock-Based Compensation requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

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

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income - as reported	$5,816	$4,070	$11,169	$7,321
Add (subtract): equity-based employee compensation expense (income), net of the effect of taxes	83	(31)	165	(133)
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of the effect of taxes	(1,175)	(618)	(2,158)	(1,158)
Net income - pro forma	$4,724	$3,421	$9,176	$6,030

Basic earnings per share:
Net income - as reported	$0.25	$0.19	$0.49	$0.34
Net adjustment for fair value based method	(0.05)	(0.03)	(0.09)	(0.06)
Net income - pro forma	$0.20	$0.16	$0.40	$0.28

Diluted earnings per share:
Net income - as reported	$0.24	$0.17	$0.46	$0.32
Net adjustment for fair value based method	(0.04)	(0.03)	(0.08)	(0.06)
Net income - pro forma	$0.20	$0.14	$0.38	$0.26

The following weighted average assumptions are used in conjunction with the Black-Scholes option pricing method to determine compensation expense for the quarters and six months ended June 30, 2005 and 2004 for options issued to employees, and the corresponding pro forma effect on net income:

	Quarter ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Dividend yield	0%	0%	0%	0%
Volatility	40%	51%	40%	51%
Risk-free interest rate	3.8%	4.2%	3.8%	3.9%
Expected term, in years	7.0	6.0	7.0	6.0

5.     Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation.  The reconciliation of LECG’s comprehensive income for the quarters and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income - as reported	$5,816	$4,070	$11,169	$7,321
Foreign currency translation adjustment	(824)	(73)	(1,006)	41
Comprehensive income	$4,992	$3,997	$10,163	$7,362

6.     Business acquisitions

On March 1, 2005, the Company acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. (“Cook”), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation.  The purchase price was comprised of $1.4 million paid in cash at closing and the issuance of 13,999 unregistered shares of LECG common stock with a fair value of $250,000. The purchase price, including acquisition costs, was allocated as follows: $1.6 million to goodwill and $90,000 to contract rights, net current assets and equipment.  If specified performance targets are achieved from March 2005 through December 2008, the Company will make additional payments of up to $1.2 million by no later than March 2009.  Additional goodwill will be recorded in subsequent years if such performance targets are met.

In accordance with the terms of the Economic Analysis LLC (“EA”) purchase agreement, and as a result of achieving specified performance targets for 2004, the Company recognized $2.4 million in 2004 and $167,000 of additional goodwill in the first quarter 2005, all of which was paid in March 2005.

In accordance with the terms of the Low Rosen Taylor Soriano (“LRTS”) purchase agreement and as a result of achieving specified performance targets for the six months ended June 30, 2005, the Company recognized $572,000 of additional goodwill in the six months ended June 30, 2005, to be paid in February 2006.  In February 2005, the Company made $1.1 million of performance based payments for performance targets achieved in 2004.

In accordance with the terms of the Center for Economic Studies (“CFES”) purchase agreement, and as a result of achieving specified performance targets for the six months ended June 30, 2005, the Company recognized $1.7 million of additional goodwill in the six months ended June 30, 2005, to be paid in August 2006.  In July 2005, the Company made $1.7 million of performance based payments for performance targets achieved in 2004.

See Note 9 for future commitments related to business acquisitions and expert hires.

7.     Goodwill and identifiable intangible assets

Goodwill relates to the Company’s business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired.  SFAS No. 142 Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable.

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

The balance in goodwill as of June 30, 2005 and 2004 and changes in the carrying amount of goodwill for the six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Six months ended June 30,
	2005	2004
Balance at beginning of year	$57,947	$23,976
Goodwill acquired in the six months ended June 30:
Cook	1,564	—
CFES (1)	1,702	1,574
Economic Analysis (2)	167	15,032
LRTS (2)	572	3,014
Other changes (3)	57	—
Goodwill acquired	4,062	19,620
Balance at June 30	$62,009	$43,596

(1) 2005 and 2004 additions to goodwill represents performance-based component of total purchase price.

(2) 2005 additions to goodwill represent performance-based component of total purchase price.

(3) Other changes represent finalization of transaction costs and assumed liabilities.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer-related intangibles and are generally amortized over two to 36 months. Other intangible assets also include rights to license software under development, for which amortization will begin when the software is available for general release to customers.  Other intangible assets as of June 30, 2005 were (in thousands):

	Gross Cost	Accumulated amortization	Net Cost

Customer contracts	$75	$(67)	$8
Rights to license software under development	100	—	100
Balance as of June 30, 2005	$175	$(67)	$108

The estimated future amortization expense of other intangible assets as of June 30, 2005 is as follows (in thousands):

2005	$8
2006	33
2007	33
2008	34
Total	$108

8.     Commitments and contingencies

Business acquisitions and expert hires

The Company has made commitments in connection with acquisitions and certain expert agreements that will require the Company to make additional payments and bonus compensation payments if various performance goals are met.

In March 2005, the Company acquired the business of J. Philip Cook & Associates, Inc.  In addition to the purchase price of $1.6 million paid in cash and shares of LECG common stock, if specified performance targets are achieved through December 2008, the Company will make additional payments of up to $1.2 million by no later than March 2009.

In connection with the Company’s October 2004 acquisition of Washington Advisory Group, the Company will make an additional guaranteed payment of $400,000 by no later than February 2007, and if specified performance targets are achieved in 2005 and 2006, the Company will make additional payments of up to $2.1 million by no later than February 2007.

In connection with the Company’s August 2004 acquisition of Silicon Valley Expert Witness Group, Inc., the Company will make guaranteed payments of $3.0 million over the period beginning September 2005 and ending no later than September 2009.  If specified performance targets are achieved through July 2009, the Company will make additional payments of up to $3.0 million over the same period.   In addition, if specified performance targets are met during the 12-month periods ending July 2006 and 2007, the Company will make bonus compensation payments of $200,000 in each of September 2006 and September 2007.

In connection with the Company’s March 2004 acquisition of EA, if specified performance targets are achieved in 2005 and 2006, the Company will make additional payments of up to $2.6 million in each of February 2006 and February 2007.   Additional payments of up to $2.0 million will also be made if higher targets are met.

In connection with the Company’s March 2004 acquisition of LRTS, if specified performance targets are achieved through February 2008, the Company will make additional payments of up to $3.5 million by no later than April 2008.  As of June 30, 2005, the Company has recognized $572,000 of performance based amounts for the six months ended June 30, 2005 to be paid in February 2006.

In connection with the hiring of certain experts and professional staff in March 2004, the Company has agreed to pay performance bonuses of up to $5.7 million in each of March 2006 and March 2007 provided specified performance targets are achieved in 2005 and 2006.   All such bonus payments are subject to amortization from the time the bonus is earned through March 2011, as the unearned portion of the bonus payments are recoverable in the event the experts leave the Company prior to March 2011.  Based upon the actual and projected 2005 results, the Company believes it is likely that the performance criteria will be met for the $5.7 million bonus related to 2005 that is payable in 2006.  Accordingly, the Company has recognized signing bonuses and other assets of $5.2 million ($5.7 million less $456,000 amortized in the six months ended June 30, 2005) and $5.7 million in accrued compensation as of June 30, 2005.

In connection with the Company’s August 2003 acquisition of CFES, if specified performance targets are achieved in 2005 and 2006, the Company will make additional payments of approximately $1.8 million in each of August 2006 and August 2007.  As of June 30, 2005, the Company has recognized performance based amounts of $1.7 million for the six months ended June 30, 2005  to be paid in August 2006.  In addition, the Company paid $540,000 of bonus compensation in July 2005 as specified performance targets were achieved for 2004, and if specified performance targets are achieved in 2005 and 2006, the Company will pay bonus compensation of up to $560,000 and $580,000 in August 2006 and August 2007, respectively.

9.     Subsequent Events

In July 2005, the Company’s lenders agreed to amend the Company’s revolving credit facility to allow for maximum borrowings of $50 million, of which $10 million are available for letters of credit.  Borrowings and letters of credit under this facility are limited to 80% of eligible receivables and are collateralized by substantially all of the assets of the Company.  Interest is due quarterly at LIBOR plus an Applicable Margin, as defined, or at the prime interest rate. The amended revolving credit facility contains certain restrictive covenants including the maintenance of minimum financial ratios, levels of earnings and restrictions related to levels of capital expenditures, acquisitions and distributions to stockholders.  The amended credit facility expires May 31, 2008.

On August 1, 2005 the Company signed an agreement to purchase the business (including certain assets, experts and professional staff) of Bates Private Capital Inc., an expert services firm specializing in dispute resolution for the retail securities industry.  The purchase price will consist of an initial payment of $17.0 million in cash and $1.0 million in unregistered LECG common stock.    In addition, based on achievement of specified performance targets, the Company may be required to make additional payments of up to $13.0 million over the next six years.  The transaction is expected to close in August 2005.

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

2005 acquisitions and recruitment of experts

An important element of our growth strategy is the recruitment and hiring of additional experts either by direct hiring or business acquisitions. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas. Our recruiting and hiring efforts resulted in the addition of experts in the United States and Europe during the first six months of 2005.  As of June 30, 2005, we had 319 experts and 443 professional staff as compared to 289 experts and 398 professional staff as of December 31, 2004.

On March 1, 2005, we acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. (“Cook”), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation.  The purchase price was comprised of $1.4 million paid in cash at closing and the issuance of 13,999 unregistered shares of our common stock with a fair value of $250,000. The purchase price including acquisition costs was allocated as follows: $1.6 million to goodwill and $90,000 to contract rights, net current assets and equipment.  In addition, if specified performance targets are achieved from March 2005 through December 2008, we will make additional payments of up to $1.2 million by no later than March 2009.  Additional goodwill will be recorded in subsequent years if these performance targets are met.

Operations

We derive our revenues primarily from professional service fees that are billed at standard hourly rates on a time and expense basis. Revenues related to these services are recognized when the earnings process is complete and collectibility is reasonably assured.  We also offer services related to large environmental claims for which our fee includes a significant performance-based component. Due to the uncertainty regarding the amount and timing of performance-based compensation, revenues from this service offering are recognized in the period when the earnings process is complete, and the Company has received payment for the services performed under the contract.  Since October 1, 2002, performance-based expert fees have ranged from 0% to 11% of our quarterly revenues.  For the six months ended June 30, 2005, performance-based expert fees comprised less than 1% of our revenues compared to 2% for the six months ended June 30, 2004.

Our revenues are comprised of:

•      Fees for the services of our professional staff;

•      Fees for the services of our experts;

•      Performance-based expert fees relating to environmental claims; and

•      Amounts we charge for services that are provided by others and reimbursable by clients, including travel, document reproduction, messenger services and other costs.

The following table summarizes our revenues from these sources by quarter for the last 8 quarters (in thousands).

	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept. 30,	Dec 31,	Mar 31,	June 30,
	2003	2003	2004	2004	2004	2004	2005	2005

Expert and professional staff revenues	$39,848	$37,199	$41,100	$49,167	$51,826	$56,516	$66,526	$68,216
Performance-based expert revenues	—	4,856	315	1,492	1,780	4,115	178	302
Reimbursable expenses	1,703	1,756	1,695	3,012	2,460	3,077	3,017	4,023
Revenues	$41,551	$43,811	$43,110	$53,671	$56,066	$63,708	$69,721	$72,541

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

Hourly fees charged by the professional staff that supports our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 76% of their individual billings on particular projects. Experts are paid when we have received payment from our clients.  Any outstanding advances previously paid to experts are deducted from such payments.  In some cases, we have agreed to guarantee an expert’s draw at the inception of their employment for a period of one year or less.  In such cases, if the expert’s earnings do not exceed their draws at the end of the guarantee period, we will incur compensation expense to the extent of the deficit. Experts not currently on this compensation model are compensated on a salary plus performance based bonus model.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff revenue. The number of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of our professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. These fees are based primarily on a percentage of the collected professional staff fees. Historically, these fees have averaged 12% of professional staff revenues. Experts are required, with some exceptions approved by us, to use our professional staff unless the skills required to perform the work are not available within the Company. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed. Such services are not a material component of our revenue.

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

Provision for income taxes

  We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.  In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized.  Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets.  Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections.  No valuation allowance was recorded at June 30, 2005.

The Company’s effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate.  We expect that our estimated 2005 effective income tax rate will be approximately 41%.

Goodwill and identifiable intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made through June 30, 2005. The Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices.  Business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value. For the 2004 annual impairment test, we used the quoted market price of our common stock and compared our fair value to our book value. At December 31, 2004, we concluded that there was no impairment to our goodwill.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles and are generally amortized over two to 36 months.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our assessment, we review the discounted expected future cash flows to be generated by the assets. At December 31, 2004, we concluded that there was no impairment to our identifiable intangible assets.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004

Revenues

Revenues for the second quarter of 2005 increased $18.8 million, or 35%, to $72.5 million from $53.7 million for the same quarter in 2004. The increase included a $19.0 million, or 39% increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 21% increase in the number of expert and professional staff billable hours.  Underlying this growth is the addition of  76 experts and 86 professional staff members since June 30, 2004 as a result of our recruitment efforts, acquisitions and European expansion.  Our international operations contributed $3.7 million to the overall growth in revenue in the second quarter of 2005, and represent 15% and 13% of consolidated revenue for the second quarter of 2005 and 2004, respectively.  In addition, there was a 10% increase in the weighted average hourly billing rate for work performed during the quarter ended June 30, 2005 as compared to the same period in 2004 due to rate increases and changes in the expert and staff mix. Expert revenues from our performance-based services decreased $1.2 million to $302,000 in the second quarter of 2005 as compared to $1.5 million in the same quarter in 2004.  The decrease was due to the timing of collections for performance-based engagements, as revenue on these engagements is recognized when payment is received.

Cost of services

Cost of services increased $13.1 million, or 37%, to $48.8 million from $35.7 million for the same quarter of 2004. Our gross margin percentage was 32.8% in the second quarter of 2005 as compared to 33.4% for the same period in 2004.  Expert and professional staff compensation increased $10.3 million, as we added 76 experts and 86 professional staff since June 30, 2004.  Our growth in revenues contributed directly to the increase in expert compensation as most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. In addition, due to higher professional staff headcount and performance-based bonuses for salaried experts, expert and professional staff bonus compensation increased by $909,000, as compared to the quarter ended June 30, 2004.  Cost of services has also increased as the result of amortization of signing bonuses of $1.4 million for the second quarter of 2005, an increase of $305,000 from $1.1 million for the same period in 2004, as a consequence of our ongoing recruiting efforts.  In addition, signing bonuses with performance criteria  recognized in the first and second quarters of 2005 have resulted in additional amortization expense of $269,000.  Project origination fees increased $1.0 million, consistent with the growth in revenues, to $4.4 million for the second quarter of 2005, from $3.4 million in the same period of 2004.  Equity-based compensation increased by $194,000 to $141,000 in the second quarter of 2005 from a benefit of $53,000 for the same period in 2004.

Operating expenses

Operating expenses in the second quarter of 2005 increased $3.0 million, or 28%, to $14.1 million from $11.1 million for the same quarter of 2004. Contributing to the increase was $1.7 million of compensation costs due primarily to salary and bonus increases, related payroll costs and the addition of approximately 42 administrative staff since June 2004.  Personnel costs and recruiting fees in connection with hiring experts and professional staff increased $421,000.  We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.  Our facilities costs increased $283,000 in connection with the expansion of existing offices and the opening of four new offices. Marketing and related costs increased $398,000 as the result of increased business development efforts reflecting the growth in our business associated with our acquisitions and expansion in Europe.  Other administrative expenses such as computer, telecommunications, supplies and depreciation increased $397,000 due to our increased headcount and growth in operations.

Provision for Income Taxes

We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes.  We estimate that our effective tax rate for the six months ended 2005 is approximately 41% and have recognized income tax expense of $4.1 million for the second quarter of 2005.  Our effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate.  We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised.  We have recognized a reduction of current taxes payable of $2.7 million for options exercised in the quarter ended June 30, 2005 and have reduced deferred tax assets by $652,000 and increased additional paid in capital by $2.0 million.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenues

Revenues for the six months ended June 30, 2005 increased $45.5 million, or 47%, to $142.3 million from $96.8 million for the same period in 2004. The increase included a $44.5 million, or 49% increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 34% increase in the number of expert and professional staff billable hours.  Underlying this growth is the addition of 76 experts and 86 professional staff members since June 30, 2004 as a result of our recruitment efforts, acquisitions and European expansion.  Our international operations contributed $9.1 million to the overall growth in revenue in the six months ended 2005, and represent 15% and 12% of consolidated revenue for the six months ended June 30, 2005 and 2004, respectively.  In addition, there was a 8% increase in the weighted average hourly billing rate for work performed during the six months ended June 30, 2005 as compared to the same period in 2004 due to rate increases and changes in the expert and staff mix. Expert revenues from our performance-based services decreased $1.3 to $479,000 in the six months ended June 30, 2005 as compared to $1.8 million in the same period in 2004.  The decrease was due to the timing of collections for performance-based engagements, as revenue on these engagements is recognized when payment is received.

Cost of services

Cost of services for the six months ended June 30, 2005 increased $30.8 million, or 48%, to $94.9 million from $64.0 million for the same period of 2004. Our gross margin percentage was 33.3% for the six months ended June 30, 2005 as compared to 33.8% for the same period in 2004.  Expert and professional staff compensation increased $22.9 million, as we added 76 experts and 86 professional staff since June 30, 2004.  Our growth in revenues contributed directly to the increase in expert compensation as most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. Due to higher professional staff headcount, higher 2005 utilization rates and performance-based bonuses for salaried experts, expert and professional staff bonus compensation increased by $2.1 million, as compared to the six months ended June 30, 2004.  Cost of services has also increased as the result of amortization of signing bonuses of $3.0 million for the six months ended June 30, 2005, an increase of $1.5 million from $1.5 million for the same period in 2004, as a consequence of our ongoing recruiting efforts.  In addition, signing bonuses with performance criteria have been recognized in the six months ended June 30, 2005, resulting in additional amortization expense of $497,000.  Project origination fees increased $2.6 million, consistent with the growth in revenues, to $8.8 million for the six months ended June 30, 2005, from $6.2 million in the same period of 2004.  Equity-based compensation increased by $504,000 to $280,000 in the six months ended June 30, 2005 from a benefit of $224,000 for the same period in 2004.

Operating expenses

Operating expenses in the six months ended June 30, 2005 increased $8.4 million, or 41%, to $28.8 million from $20.4 million for the same period of 2004. Contributing to the increase was $3.7 million of compensation costs due primarily to salary and bonus increases, related payroll costs and the addition of approximately 42 administrative staff since June 2004.  Personnel costs and recruiting fees in connection with hiring experts and professional staff increased $915,000.  We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.  Our facilities costs increased $1.1 million in connection with the expansion of existing offices, our move into the new London location in March 2004 and the opening of four new offices.  The use of outside professional services increased by $347,000 over the same period in 2004 resulting from increased fees associated with our financial audit and Sarbanes-Oxley compliance, temporary staff and consulting fees.  Marketing and related costs increased $868,000 as the result of increased business development efforts reflecting the growth in our business associated with our acquisitions and expansion in Europe.  Costs related to computer, telecommunications, supplies and depreciation increased $1.1 million due to our increased headcount and growth in operations.

Provision for Income Taxes

We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes.  We estimate that our effective tax rate for the six months ended June 30, 2005 is approximately 41% and have recognized income tax expense of $7.8 million for the six months ended June 30, 2005.  We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised.  We have recognized a reduction of current taxes payable of $3.3 million for options exercised in the six months ended June 30, 2005 and have reduced deferred tax assets by $830,000 and increased additional paid in capital by $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had $42.5 million in cash and cash equivalents, primarily in money market accounts.  Our primary financing need will continue to be to fund our growth. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographical areas and service areas. We expect to continue to search for and acquire top-level experts in order to deepen our existing service offerings and to add new experts and related professional staff to new service areas.  Our current sources of liquidity are cash on hand and cash generated by operations, augmented by the proceeds from option exercises and the sale of common stock through our Employee Stock Purchase Plan.  In addition, we amended our revolving line of credit in July 2005 to provide for a maximum borrowing capacity of $50 million, $10 million of which can be used to secure letters of credit.  The amended credit facility expires May 31, 2008.  As of June 30, 2005, we had no outstanding borrowings, and outstanding letters of credit for $1.2 million.

Net cash provided by operations in the six months ended June 30, 2005 was $5.4 million compared to $11.6 million used by operations in the six months ended June 30, 2004.  The primary sources and uses of cash from operations in the six months ended June 30, 2005 were net income of $11.2 million, which included non-cash expenses of $5.7 million.   This was offset by an increase in accounts receivable of $11.2 million resulting from the increase in expert and professional staff revenue.  Various factors impact the average collection period of receivables including billing activities associated with new clients and international operations. We used cash in the six months ended June 30, 2005 to pay $4.8 million in signing bonuses.    Signing bonuses are an integral part of our recruitment effort.  We will likely continue to use signing bonuses in our efforts to recruit experts and professional staff.  Substantially all of the signing bonuses issued have vesting periods ranging from five to seven years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient leaves prior to the end of the vesting period.  Net cash used in operating activities in the six months ended June 30, 2004 resulted from net income of $7.3 million, which included non-cash expenses of $3.0 million.  This was offset by an increase in accounts receivable of $18.0 million.  We paid $9.5 million in signing bonuses in the six months ended June 30, 2004.

Net cash used by investing activities was $8.9 million for the six months ended June 30, 2005 compared to the $21.2 million for the six months ended June 30, 2004.  Cash used in investing activities in the first six months of 2005 and 2004 included the following acquisition related payments (in millions):

	Six months ended June 30,
	2005	2004
J. Phillip Cook & Associates	$1.4	—
Economic Analysis, LLC (1)	2.5	15.4
Low Rosen Taylor Soriano (1)	1.1	3.7
Total cash paid for acquisitions	$5.0	$19.1

(1) 2005 amounts represent performance-based payments for which performance criteria were achieved in 2004.

Investing activities in the six months ended June 30, 2005 also included investments in property and equipment of $3.9 million related to the expansion of our Chicago office and hardware and software costs associated with our internal systems and operations.   We invested $2.1 million in property and equipment in the six months ended June 30, 2004.

Net cash provided by financing activities for the six months ended June 30, 2005 was $5.0 million, as the result of:  $1.3 million of net proceeds from our sale of an additional 74,375 shares of our common stock in January 2005, $925,000 from the issuance of 63,112 shares of common stock in connection with our Employee Stock Purchase Plan and  $2.7 million of proceeds from the exercise of options.

Net cash used by financing activities for the six months ended June 30, 2004 was $800,000 due to $2.0 million of proceeds from the exercise of options to purchase common stock and $1.1 million from the issuance of 77,000 shares of common stock in connection with our Employee Stock Purchase Plan, offset by payments for accrued distributions to shareholders of $4.2 million for previously taxed but undistributed earnings and estimated taxes to the former LLC members.

Contractual obligations and contingent commitments

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if various performance goals are met.

In August 2005, the Company signed an agreement to purchase the business (including certain assets, experts and professional staff) of Bates Private Capital Inc., an expert services firm specializing in dispute resolution for the retail securities industry.  The purchase price will consist of an initial payment of $17.0 million in cash and $1.0 million in unregistered LECG common stock.  In addition, based on achievement of specified performance targets, the Company may be required to make additional payments of up to $13.0 million over the next six years.  We expect to complete the transaction in August 2005.

In March 2005, we acquired the business of J. Philip Cook & Associates, Inc.  In addition to the purchase price of $1.6 million paid in cash and shares of our common stock, if specified performance targets are achieved through December 2008, we will make additional payments of up to $1.2 million by no later than March 2009.

In connection with our October 2004 acquisition of Washington Advisory Group, we will make an additional guaranteed payment of $400,000 by no later than February 2007, and, if specified performance targets are achieved in 2005 and 2006, we will make additional payments of up to $2.1 million by no later than February 2007.

In connection with our August 2004 acquisition of Silicon Valley Expert Witness Group, Inc., we will make guaranteed payments of $3.0 million over the period beginning September 2005 and ending no later than September 2009, and if specified performance targets are achieved through July 2009, we will make additional payments of up to $3.0 million over the same period.

In connection with our March 2004 acquisition of EA, if specified performance targets are achieved in 2005 and 2006, we will make additional payments of up to $2.6 million in each of February 2006 and February 2007.  Additional payments of up to $2.0 million will also be made during this period if higher targets are met.

In connection with our March 2004 acquisition of LRTS, if specified performance targets are achieved through February 2008, we will make additional payments of up to $3.5 million by no later than April 2008.

In connection with the hiring of certain experts and professional staff in March 2004, we have agreed to pay performance bonuses of up to $5.7 million per year in each of March 2006 and March 2007 provided specified performance targets are achieved in 2005 and 2006.  All such bonus payments are subject to amortization from the time the bonuses are earned through March 2011.   Based upon the actual and projected 2005 results, we believe it is likely that the performance criteria will be met for the $5.7 million bonus related to 2005 that is payable in 2006.  Accordingly, we have recognized signing bonuses and other assets of $5.2 million ($5.7 million less $456,000 amortized in the six months ended June 30, 2005) and $5.7 million in accrued compensation as of June 30, 2005.

In connection with our August 2003 acquisition of CFES, we paid $1.7 million in July 2005 as specified performance targets were achieved for 2004.   If specified performance targets are achieved in 2005 and 2006, we will make additional payments of $1.8 million in each of August 2006 and August 2007.   In addition we paid $540,000 of bonus compensation in July 2005 as specified performance targets were achieved for 2004.  If specified performance targets are achieved in 2005 and 2006, we will pay bonus compensation of up to $560,000 and $580,000 in August 2006 and 2007, respectively.

Future needs

We believe funds generated by operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our cash requirements relating to future operations will be funded with cash generated from operations and short-term borrowings.  Cash payments for signing bonuses and acquisitions could affect our anticipated cash needs.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Similar to professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts and as a result, experts can terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts together accounted for 20% of our revenues in the first six months of 2005. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

Our business is heavily concentrated in the practice areas of complex damages, competition policy/antitrust, including mergers and acquisitions, and environmental claims. Projects in our complex damages practice area accounting for 24% and 26% of our billings in 2004 and the first six months of 2005, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 25% and 24% of our billings in 2004 and the first six months of 2005, respectively. Projects in our environmental claims practice area accounted for 17% and 10% of our billings in 2004 and the first six months of 2005, respectively. Changes in the federal antitrust laws or the federal regulatory environment, changes in environmental laws or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We currently have operations in Argentina, Australia, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom. In the first six months of 2004 and 2005, revenues attributable to activities outside of the United States were 12% and 15%, respectively. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of June 30, 2005, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

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

As of June 30, 2005, $5.0 million from the net proceeds of the secondary offering were used for the following (in millions):

•	Signing bonuses subject to amortization	$1.1
•	Purchase of capital equipment	3.9
	Total net proceeds of offering used through June 30, 2005	$5.0

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 10, 2005 to consider and vote upon two matters.  The first matter related to the election of eight director nominees,  David J. Teece, David P. Kaplan, Michael R. Gaulke, Michael J. Jeffery, William W. Liebeck, Ruth M. Richardson, William J. Spencer and Walter H.A. Vandaele, to serve a one-year term or until their respective successors are duly elected and qualified.  The votes cast and withheld for such nominees were as follows:

Name	For	Withheld

David J. Teece	21,470,956	275,709
David P. Kaplan	21,470,956	275,709
Michael R. Gaulke	20,152,415	1,594,250
Michael J. Jeffery	20,162,515	1,584,150
William W. Liebeck	17,232,641	4,514,024
Ruth M. Richardson	20,162,515	1,584,150
William J. Spencer	20,162,515	1,584,150
Walter H.A. Vandaele	20,217,601	1,529,064

The second matter related to the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2005.  21,586,984 votes were cast for ratification, 157,581 were cast against, and there were 2,100 abstentions and no broker non-votes.

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
10.58

Fifth Amendment to Amended and Restated Credit between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated as of July 28, 2005.

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

Date: August 5, 2005
/s/ David J. Teece
Chairman of the Board of Directors (Principal Executive Officer)

/s/ John C. Burke
Chief Financial Officer (Principal Financial Officer)