Form 10-Q
period 2005-09-30
LECG CORP
filed 2005-11-08
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

As of October 31, 2005, there were 24,117,557 shares of the registrant’s common stock outstanding.

LECG CORPORATION

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended September 30, 2005 and 2004

(in thousands, except per share data)

(unaudited)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$71,366	$56,066	$213,628	$152,847
Cost of services	(47,192)	(37,000)	(142,045)	(101,048)
Gross profit	24,174	19,066	71,583	51,799
Operating expenses:
General and administrative expenses	(12,837)	(10,225)	(39,824)	(29,005)
Depreciation and amortization	(1,141)	(1,044)	(2,968)	(2,677)
Goodwill write-off	(1,063)	—	(1,063)	—
Operating income	9,133	7,797	27,728	20,117
Interest income	225	69	623	251
Interest expense	(107)	(61)	(218)	(183)
Other income (expense), net	(131)	27	(50)	(27)
Income before income tax	9,120	7,832	28,083	20,158
Income tax provision	(3,720)	(3,179)	(11,514)	(8,184)
Net income	$5,400	$4,653	$16,569	$11,974

Net income per share:
Basic	$0.23	$0.21	$0.71	$0.55
Diluted	$0.22	$0.20	$0.68	$0.51
Share amounts:
Basic	23,678	22,049	23,201	21,725
Diluted	25,051	23,365	24,441	23,333

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$27,779	$42,082
Accounts receivable, net of allowance of $592 and $433	91,207	73,137
Prepaid expenses	4,854	3,456
Deferred tax assets, net	471	1,476
Current portion of signing and performance bonuses and other current assets	10,432	10,162
Total current assets	134,743	130,313
Property and equipment, net	10,530	6,493
Goodwill	69,254	57,947
Other intangible assets, net	10,544	478
Long-term portion of signing and performance bonuses and other assets	27,554	19,480
Total assets	$252,625	$214,711

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$5,275	$6,701
Accrued compensation	40,226	37,599
Payable for business acquisitions - current	3,985	6,183
Deferred revenue	1,883	1,409
Total current liabilities	51,369	51,892
Payable for business acquisitions - long-term	2,400	2,400
Deferred compensation plan	6,051	3,203
Deferred tax liability	386	386
Deferred rent and other long-term liabilities	5,131	2,443

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 24,090,669 and 22,813,471 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	24	23
Additional paid-in capital	141,988	125,070
Deferred equity compensation	(1,180)	(1,580)
Accumulated other comprehensive income	171	1,158
Retained earnings	46,285	29,716
Total stockholders’ equity	187,288	154,387
Total liabilities and stockholders’ equity	$252,625	$214,711

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$16,569	$11,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	122	165
Depreciation and amortization of property and equipment	2,249	1,834
Amortization of other intangibles	719	843
Goodwill write-off	1,063	—
Amortization of signing and performance bonuses	5,106	2,812
Equity based compensation	418	(73)
Tax benefit from option exercises and equity compensation plans	5,782	2,718
Deferred rent	1,142	801
Other	(119)	58
Changes in assets and liabilities:
Accounts receivable	(18,240)	(23,318)
Prepaid and other current assets	(1,169)	(3,009)
Accounts payable and other accrued liabilities	(1,454)	4,445
Accrued compensation	(1,580)	2,198
Signing and performance bonuses and other assets	(9,360)	(18,341)
Other	5,137	1,949
Net cash provided by (used in) operating activities	6,385	(14,944)
Cash flows from investing activities
Business acquisitions, net of acquired cash	(24,597)	(24,996)
Purchase of property and equipment	(5,924)	(2,781)
Other	(49)	(51)
Net cash used in investing activities	(30,570)	(27,828)
Cash flows from financing activities
Proceeds from secondary offering, net of offering costs	1,311	—
Proceeds from issuance of stock - employee stock purchase plan	925	1,109
Exercise of stock options	8,634	2,604
Receivable from stockholder	—	295
Distributions to common unit holders	—	(4,235)
Net cash provided by (used in) financing activities	10,870	(227)
Effect of exchange rates on changes in cash	(988)	(36)
Increase (decrease) in cash and cash equivalents	(14,303)	(43,035)
Cash and cash equivalents, beginning of year	42,082	67,177
Cash and cash equivalents, end of period	$27,779	$24,142

Supplemental disclosure
Cash paid for interest	$60	$288
Cash paid for income taxes	$5,789	$655
Non cash investing and financing activities
Fair value of common stock issued for acquisitions	$1,250	$1,959

See notes to condensed consolidated financial statements

LECG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of presentation and operations

The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiary, LECG, LLC, (collectively, the “Company”, “Companies” or “LECG”).

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company’s experts may be either employees of the Company or independent contractors. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 21 other offices across the country. The Company also has international offices in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain, and the United Kingdom.

The condensed consolidated statements of income for the quarters and nine months ended September 30, 2005 and 2004, the condensed consolidated balance sheet as of September 30, 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited.  In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments (except for the write-off of goodwill, as discussed in Note 7), necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows. The December 31, 2004 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended.  The results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2004 Annual Report on Form 10-K.

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

Revenues primarily arise from time and material contracts, which are recognized in the period in which the services are performed. Historically, the Company has also entered into performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, and the Company has received payment for the services performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such revenues are not a material component of total revenues.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized.  No valuation allowance was recorded at September 30, 2005 and December 31, 2004.  The Company’s effective tax rate for 2004 was 40.6%.  Management expects that the Company’s 2005 effective income tax rate will be approximately 41%. The Company’s effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s financial statements contain various estimates including, but not limited to, estimates for unrealizable revenue, estimates for advances considered unrecoverable from experts on the expert model, valuation allowance on deferred tax assets, discretionary and performance-based bonuses and contingent payments for businesses acquired.  Actual results could differ materially from those estimates.

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

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net income - as reported	$5,400	$4,653	$16,569	$11,974

Weighted average shares outstanding:
Basic	23,678	22,049	23,201	21,725
Effect of dilutive stock options and unvested restricted stock	1,373	1,316	1,240	1,608
Diluted	25,051	23,365	24,441	23,333

Net income per share - as reported
Basic	$0.23	$0.21	$0.71	$0.55
Diluted	$0.22	$0.20	$0.68	$0.51

The following number of common stock equivalents were excluded from the calculation of diluted net income per share, as these shares were antidilutive: 105,000 and 1.8 million for the quarter and nine months ended September 30, 2005, and 1.8 million and 1.6 million for the quarter and nine months ended September 30, 2004.

4.              Equity-based compensation

The Company plans to adopt SFAS No. 123 (Revised) Share Based Payments effective January 1, 2006 and currently uses the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period.  SFAS No. 123 Accounting for Stock-Based Compensation requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option vesting period.

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

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income - as reported	$5,400	$4,653	$16,569	$11,974
Add (subtract): equity-based employee compensation expense (income), net of the effect of taxes	81	90	246	(43)
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of the effect of taxes	(1,076)	(928)	(3,237)	(2,087)
Net income - pro forma	$4,405	$3,815	$13,578	$9,844

Basic earnings per share:
Net income - as reported	$0.23	$0.21	$0.71	$0.55
Net adjustment for fair value based method	(0.04)	(0.04)	(0.13)	(0.10)
Net income - pro forma	$0.19	$0.17	$0.58	$0.45

Diluted earnings per share:
Net income - as reported	$0.22	$0.20	$0.68	$0.51
Net adjustment for fair value based method	(0.04)	(0.04)	(0.12)	(0.09)
Net income - pro forma	$0.18	$0.16	$0.56	$0.42

The following weighted average assumptions are used in conjunction with the Black-Scholes option pricing method to determine compensation expense for the quarters and nine months ended September 30, 2005 and 2004 for options issued to employees, and the corresponding pro forma effect on net income:

	Quarter ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Dividend yield	0%	0%	0%	0%
Volatility	39%	51%	39%	51%
Risk-free interest rate	4.2%	4.2%	4.2%	4.2%
Expected term, in years	7.0	7.0	7.0	7.0

5.              Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation.  The reconciliation of LECG’s comprehensive income for the quarters and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income - as reported	$5,400	$4,653	$16,569	$11,974
Foreign currency translation adjustment	19	(87)	(987)	(45)
Comprehensive income	$5,419	$4,566	$15,582	$11,929

6.              Business acquisitions

2005 Acquisitions

On August 15, 2005 the Company purchased the business (including certain assets, experts and professional staff) of Bates Private Capital Inc. (“Bates”), an expert services firm specializing in dispute resolution for the retail securities industry.  The purchase price of $18.1 million was comprised of $17.0 million paid in cash at closing, the issuance of 44,425 unregistered shares of LECG common stock with a fair value of $1.0 million and acquisition costs of $87,000.  The preliminary allocation of the purchase price, based on estimated fair values is as follows:

•                  $7.0 million to goodwill

•                  $8.6 million to customer relationships (nine year amortization period)

•                  $1.1 million to contract rights (one year amortization period)

•                  $1.0 million to other identifiable intangibles (7 to 20 year amortization period)

•                  $420,000 to fixed assets and net current assets

The purchase price allocation is expected to be finalized by the end of the fiscal year.

If specified annual performance targets are achieved from August 2005 to July 2011, the Company will make additional payments of up to $13.0 million and record the performance based payments as goodwill. As of September 30, 2005, as a result of achieving specified performance targets, the Company recognized $733,000 of additional goodwill, to be paid in September 2006.

Supplemental pro forma disclosures of the results of operations for the quarter and nine months ended September 30, 2005 and for the year ended December 31, 2004 as if the acquisition of Bates had been completed as of the beginning of the period presented is as follows (in thousands, except per share amounts):

		Nine months
	Quarter ended	ended	Year ended
	September 30,	September 30,	December 31,
	2005	2005	2004
Revenue - as reported	$71,366	$213,628	$216,555
Revenue - pro forma	$73,423	$226,026	$234,742

Net income - as reported	$5,400	$16,569	$17,104
Net income - pro forma	$5,530	$18,294	$18,887

Net income per share:
Basic - as reported	$0.23	$0.71	$0.78
Basic - pro forma	$0.23	$0.79	$0.86

Diluted - as reported	$0.22	$0.68	$0.73
Diluted - pro forma	$0.22	$0.75	$0.80

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

Prior Years Acquisitions

In accordance with the terms of the Economic Analysis LLC (“EA”) purchase agreement, and as a result of achieving specified performance targets for 2004, the Company recognized $2.4 million in 2004 and $167,000 of additional goodwill in the first quarter 2005, all of which was paid in March 2005.

In accordance with the terms of the Low Rosen Taylor Soriano (“LRTS”) purchase agreement and as a result of achieving specified performance targets for the nine months ended September 30, 2005, the Company recognized $1.0 million of additional goodwill in the nine months ended September 30, 2005, to be paid in February 2006.  In February 2005, the Company made $1.1 million of performance based payments for performance targets achieved in 2004.

In accordance with the terms of the Center for Economic Studies (“CFES”) purchase agreement, and as a result of achieving specified performance targets for the nine months ended September 30, 2005, the Company recognized $1.8 million of additional goodwill in the nine months ended September 30, 2005, to be paid in August 2006.  In July 2005, the Company made $1.7 million of performance based payments for performance targets achieved in 2004.

In accordance with the terms of the Silicon Valley Expert Witness Group, Inc. (“SVEWG”) purchase agreement, the Company made guaranteed purchase price payments of $783,000 in September 2005 and $217,000 in October 2005 and recognized an estimated $87,000 performance-based purchase price amount as of September 30, 2005.  Such amounts were previously recognized as goodwill.

See Note 8 for future commitments related to business acquisitions and expert hires.

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

For purposes of testing for impairment of goodwill, the Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices. The Company’s business acquisitions have been integrated within the structure of the organization, are not separately distinguishable and do not represent separate reporting units. The Company performs its goodwill impairment test annually as of October 1 by using the quoted market price of LECG’s common stock to determine the fair value of its entity-level goodwill relative to the carrying value of shareholders’ equity.  Based on the test performed on October 1, 2005, the Company concluded that goodwill was not impaired.

2005 Dispositions

In addition, when a portion of a reporting unit that constitutes a business (as defined under accounting principles generally accepted in the United States) has been disposed of, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal.  In September 2005, the Company wrote off goodwill of $1,063,000 in connection with the departure of six experts and twenty-seven staff comprising the Insurance Claims Group, which was acquired in July 2002.

The balance in goodwill as of September 30, 2005 and 2004 and changes in the carrying amount of goodwill for the nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Nine months ended
	September 30,
	2005	2004
Balance at beginning of year	$57,947	$23,976
Goodwill recognized in connection with the initial acquisition:

Bates	6,958	—
Cook	1,565	—
EA	—	15,037
LRTS	—	3,084
SVEWG	—	7,663
Goodwill recognized in connection with performance-based component of purchase price (earnout):
Bates	733	—
CFES	1,792	3,392
EA	167	—
LRTS	1,012	245
SVEWG	87	—

Other changes (1)	56	—
Goodwill acquired	12,370	29,421
Goodwill write-off	(1,063)	—
Balance at September 30	$69,254	$53,397

 (1) Other changes represent finalization of transaction costs and assumed liabilities.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, trade processes, non-compete agreements and contract rights and are generally amortized over two months to 20 years. Other intangible assets also include rights to license software under development, for which amortization will begin when the software is available for general release to customers.  Other intangible assets as of September 30, 2005 were (in thousands):

	Gross Cost	Accumulated amortization	Net Cost

Customer relationships	$8,600	$(123)	$8,477
Customer rights	1,165	(206)	959
Other identifiable intangible assets	1,020	(12)	1,008
Rights to license software under development	100	—	100
Balance as of September 30, 2005	$10,885	$(341)	$10,544

The estimated future amortization expense of other intangible assets as of September 30, 2005 is as follows (in thousands):

2005	$535
2006	1,768
2007	1,084
2008	1,085
2009	1,051
2010	1,051
Thereafter	3,970
Total	$10,544

8.              Commitments and contingencies

Business acquisitions and expert hires

The Company has made commitments in connection with acquisitions and certain expert agreements that will require the Company to make additional performance-based purchase price payments and bonus compensation payments if various performance goals are met.

In August 2005, the Company acquired the business of Bates (see Note 6). If specified annual performance targets are achieved through July 2011, the Company will make additional payments of up to $13.0 million by no later than September 2011. Per the terms of the agreement, the performance-based payments are calculated based on the results of each period, and if the targets are met, goodwill is recognized.  As of September 30, 2005, the Company has recognized a performance-based purchase price amount of $733,000 for the period ended September 30, 2005 to be paid in September 2006.

In March 2005, the Company acquired the business of Cook  (see Note 6).  If specified performance targets are achieved through December 2008, the Company will make additional payments of up to $1.2 million by no later than March 2009.

In connection with the Company’s October 2004 acquisition of Washington Advisory Group, the Company will make an additional guaranteed payment of $400,000 by no later than February 2007, and if specified performance targets are achieved in 2005 and 2006, the Company will make additional payments of up to $2.1 million by no later than February 2007.

In connection with the Company’s August 2004 acquisition of SVEWG, the Company made a guaranteed purchase price payment of $217,000 in October 2005 and will make guaranteed purchase price payments of $2.0 million over the period beginning September 2006 and ending no later than September 2009.  If specified performance targets are achieved through July 2009, the Company will make additional purchase price payments of up to $2.4 million over the same period.  As of September 30, 2005, the Company recognized an estimated $87,000 performance-based purchase price amount for the nine months ended September 30, 2005. In addition, if specified performance targets are met during the 12-month periods ending July 2006 and July 2007, the Company will make bonus compensation payments of $200,000 in each of September 2006 and September 2007.

In connection with the Company’s March 2004 acquisition of EA, if specified performance targets are achieved in 2005 and 2006, the Company will make additional performance-based purchase price payments of up to $2.6 million in each of February 2006 and February 2007.  Additional performance-based purchase price payments of up to $2.0 million will also be made if higher targets are met by no later than March 2009.

In connection with the Company’s March 2004 acquisition of LRTS, if specified performance targets are achieved through February 2008, the Company will make additional performance-based purchase price payments of up to $3.5 million by no later than April 2008.  As of September 30, 2005, the Company has recognized a performance-based purchase price amount of $1.0 million for the nine months ended September 30, 2005, to be paid in February 2006.

In connection with the hiring of certain experts and professional staff in March 2004, the Company has agreed to pay performance bonuses of up to $5.7 million in each of March 2006 and March 2007 provided specified

performance targets are achieved in 2005 and 2006.   All such bonus payments are subject to amortization from the time the bonus is earned through March 2011, as the unearned portion of the bonus payments are recoverable in the event the experts leave the Company prior to March 2011.  Based upon the actual and projected 2005 results, the Company believes it is likely that the performance criteria will be met for the $5.7 million bonus related to 2005 that is payable in 2006.  Accordingly, the Company has recognized a performance bonus in signing and performance bonuses and other assets of $5.0 million  ($5.7 million less $690,000 amortized in the nine months ended September 30, 2005) and $5.7 million in accrued compensation as of September 30, 2005.

In connection with the Company’s August 2003 acquisition of CFES, if specified performance targets are achieved in 2005 and 2006, the Company will make additional performance-based purchase price payments of approximately $1.8 million in each of August 2006 and August 2007.  As of September 30, 2005, the Company has recognized performance-based purchase price amounts of $1.8 million for the nine months ended September 30, 2005 to be paid in August 2006.  In addition, the Company paid $540,000 of bonus compensation in July 2005 as specified performance targets were achieved for 2004, and if specified performance targets are achieved in 2005 and 2006, the Company will pay bonus compensation of up to $560,000 and $580,000 in August 2006 and August 2007, respectively.

9.              Subsequent Events

In November 2005, the Company acquired substantially all of the assets of Neilson Elggren LLP, a financial and insolvency expert and consulting services firm.   The purchase price of $4.0 million included $3.75 million of cash paid at closing and 11,136 unregistered shares of LECG stock with an estimated fair value of $250,000.   In addition, if specified performance targets are achieved through October 2010, the Company will make additional payments of up to $3.75 million by no later than January 2011.  An additional payment of up to $1.5 million will also be made if higher targets are met by no later than October 2010.

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

2005 acquisitions and recruitment of experts

An important element of our growth strategy is the recruitment and hiring of additional experts either by direct hiring or business acquisitions. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas. Our recruiting and hiring efforts resulted in the addition of experts primarily in the United States and Europe during the first nine months of 2005.  As of September 30, 2005, we had 326 experts and 548 professional staff as compared to 289 experts and 398 professional staff as of December 31, 2004.

On August 15, 2005, we acquired substantially all of the assets of Bates, an expert services firm specializing in dispute resolution for the retail securities industry. The purchase price was comprised of $17.0 million paid in cash at closing, the issuance of 44,425 unregistered shares of our common stock with a fair value of $1.0 million, and acquisition costs of $87,000.  The purchase price was allocated as follows: $7.0 million to goodwill, $8.6 million to customer relationships, $1.1 million to contract rights, $1.0 million to other identifiable intangible assets and $420,000 to fixed assets and net current assets.  The valuation of identified intangible assets has not been finalized; therefore changes to the allocation could result.   In addition, if specified annual performance targets are achieved from August 2005 through July 2011, we will make additional payments of up to $13.0 million by no later than September 2011.  Additional goodwill will be recorded in subsequent years if these performance targets are met.  In September 2005, as a result of achieving specified performance targets, the Company recognized $733,000 of additional goodwill, to be paid in September 2006.

On March 1, 2005, we acquired all of the outstanding shares of Cook, a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation.  The purchase price was comprised of $1.4 million paid in cash at closing and the issuance of 13,999 unregistered shares of our common stock with a fair value of $250,000. The purchase price including acquisition costs was allocated as follows: $1.6 million to goodwill and $90,000 to contract rights, net current assets and equipment.  In addition, if specified performance targets are achieved from March 2005 through December 2008, we will make additional payments of up to $1.2 million by no later than March 2009.  Additional goodwill will be recorded in subsequent years if these performance targets are met.

November 2005 acquisition

In November 2005, the Company acquired substantially all of the assets of Neilson Elggren LLP, a financial and insolvency expert and consulting services firm. The purchase price of $4.0 million included $3.75 million of cash paid at closing and 11,136 unregistered shares of LECG stock with an estimated fair value of $250,000. In addition, if specified performance targets are achieved through October 2010, the Company will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made if higher targets are met by no later than October 2010.

Operations

We derive our revenues primarily from professional service fees that are billed at standard hourly rates on a time and expense basis. Revenues related to these services are recognized when the earnings process is complete and collectibility is reasonably assured.  Historically, we have also offered services related to large environmental claims for which our fee includes a significant performance-based component. Due to the uncertainty regarding the amount and timing of performance-based compensation, revenues from this service offering were recognized in the period when the earnings process is complete, and the Company has received payment for the services performed under the contract.  Since October 1, 2002, performance-based expert fees have ranged from 0% to 11% of our quarterly revenues.  For the nine months ended September 30, 2005, performance-based expert fees comprised less than 1% of our revenues compared to 2% for the nine months ended September 30, 2004.  Our performance-based fees will be substantially reduced in future periods as the result of the departure of the experts and staff comprising the Insurance Claims Group in September 2005.

Our revenues for the quarters presented are comprised of:

•                  Fees for the services of our professional staff;

•                  Fees for the services of our experts;

•                  Performance-based expert fees primarily relating to environmental claims; and

•                  Amounts we charge for services that are provided by others and reimbursable by clients, including travel, document reproduction, messenger services and other costs.

The following table summarizes our revenues from these sources by quarter for the most recent eight quarters (in thousands).

	Dec 31,	Mar 31,	June 30,	Sept. 30,	Dec 31,	Mar 31,	June 30,	Sept. 30,
	2003	2004	2004	2004	2004	2005	2005	2005

Expert and professional staff revenues	$37,199	$41,100	$49,167	$51,826	$56,516	$66,526	$68,216	$66,661
Performance-based expert revenues (1)	4,856	315	1,492	1,780	4,115	178	302	1,240
Reimbursable expenses	1,756	1,695	3,012	2,460	3,077	3,017	4,023	3,465
Revenues	$43,811	$43,110	$53,671	$56,066	$63,708	$69,721	$72,541	$71,366

(1) Relates primarily to the Insurance Claims Group, whose experts and certain staff departed in September 2005.

Compensation and project costs are comprised of:

•                  Salary, bonuses, taxes and benefits of all professional staff and salaried experts;

•                  Compensation to experts based on a percentage of their individual professional fees;

•                  Compensation to experts based on specified revenue and gross margin performance targets;

•                  Fees paid or payable to experts and other business generators as project origination fees;

•                  Costs that are reimbursable by clients, including travel, document reproduction, messenger services and other costs; and

•                  Signing bonuses including amortization expense associated with signing and performance bonuses subject to vesting over time.

Hourly fees charged by the professional staff that supports our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 76% of their individual billings on particular projects. Experts are paid when we have received payment from our clients.  Any outstanding advances previously paid to experts are deducted from such payments.  In some cases, we have agreed to guarantee an expert’s draw at the inception of their employment for a period; typically one year or less.  In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.  Experts not currently on this compensation model are compensated on a salary plus performance based bonus model.

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

Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is deferred until a future date.  Signing bonuses are recognized when payment is made or we have the obligation to pay such bonus, and are generally amortized over the term defined in the employment agreement for the period during which they could be recovered from the employee if he or she were to leave us prior to a specified date. We have also paid or are obligated to pay performance bonuses to certain experts that are subject to the recovery of unearned amounts if the expert leaves prior to a specified date.  Most of our agreements allow us to recover signing and performance bonuses over periods generally ranging from five to seven years.

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

Revenues primarily arise from time and material contracts, which are recognized in the period the services are performed.  Through mid-September 2005, we also entered into performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement.  Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and we have received payment for the services we performed under the contract.  Performance based fees have been generated primarily by the Insurance Claims Group practice, the experts and staff of which have departed in September 2005.  Consequently, we expect that performance based revenues will be significantly reduced in future periods.  Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed.  Such fixed price contract fees are not a material component of total revenues.

Provision for income taxes

We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.  In accordance with SFAS 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized.  Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets.  Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections.  No valuation allowance was recorded at September 30, 2005.

The Company’s effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate.  We expect that our estimated 2005 effective income tax rate will be approximately 41%.

Goodwill and identifiable intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made through September 30, 2005. The Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices.  Business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows or some other basis such as our quoted market price and measure the amount of impairment based on fair value.  If a portion of a reporting unit that constitutes a business (as defined under accounting principles generally accepted in the United States) has been disposed of by sale or abandonment, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal.  During the third quarter of 2005, we wrote off  $1,063,000 of goodwill associated with the departure in September 2005 of certain experts and staff comprising the Insurance Claims Group, who joined LECG in July 2002 in connection with an acquisition, and the amount of goodwill written off was determined to be the amount recognized in connection with that acquisition.  For the 2005 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity.  At October 1, 2005, we concluded that there was no impairment to our goodwill.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-compete agreements and trade processes, and are amortized over two months to 20 years.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of our assessment, we review the discounted expected future cash flows to be generated by the assets. At December 31, 2004, we concluded that there was no impairment to our identifiable intangible assets.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s financial statements contain various estimates including, but not limited to, estimates for unrealizable revenue, estimates for advances considered unrecoverable from experts on the expert model, valuation allowance on deferred tax assets, discretionary and performance-based bonuses and contingent payments for businesses acquired.  Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004

Revenues

Revenues for the third quarter of 2005 increased $15.3 million, or 27%, to $71.4 million from $56.1 million for the same period of 2004. The increase included a $14.8 million, or 29% increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 33% increase in the number of expert and professional staff billable hours.  Underlying this growth is the addition of 70 experts and 172 professional staff members since September 30, 2004 as a result of our recruitment efforts and acquisitions and European expansion.  Our international operations contributed $3.2 million to the overall growth in revenue in the third quarter of 2005, and represent 14% and 13% of consolidated revenue for the third quarter of 2005 and 2004, respectively.  Expert revenues from our performance-based services decreased $540,000 to $1.2 million in the third quarter of 2005 as compared to $1.8 million in the same period of 2004.  The decrease was due to the timing of collections for performance-based engagements, as revenue on these engagements is recognized when payment is received.  Our performance-based fees will be substantially reduced in future periods as the result of the departure of the experts and staff comprising the Insurance Claims Group in September 2005.

Cost of services

Cost of services for the third quarter of 2005 increased $10.2 million, or 28%, to $47.2 million from $37.0 million for the third quarter of 2004. Our gross margin percentage was 33.9% in the third quarter of 2005 as compared to 34.0% for the same period of 2004.  Expert and professional staff compensation increased $6.9 million, as we added 70 experts and 172 professional staff since September 30, 2004.  Our growth in revenues contributed directly to the increase in expert compensation as most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. In addition, due to higher professional staff headcount and performance-based bonuses for salaried experts, expert and professional staff bonus compensation increased by $1.7 million, as compared to the third quarter of 2004.  Cost of services has also increased as the result of amortization of signing and performance bonuses of $1.6 million for the third quarter of 2005, an increase of $300,000 from $1.3 million for the same period in 2004. Project origination fees increased $286,000, consistent with the growth in revenues, to $4.0 million for the third quarter of 2005, from $3.7 million in the same period of 2004.

Operating expenses

Operating expenses in the third quarter of 2005 increased $3.8 million, or 33%, to $15.0 million from $11.3 million for the same quarter of 2004.  The increase was comprised primarily of a $2.6 million increase in general and administrative expenses and a $1.1 million write-off of goodwill in connection with the departure of the experts and staff comprising the Insurance Claims Group.  Contributing to the increase in general and administrative expenses was $1.5 million of salary and related payroll taxes due primarily to the addition of approximately 52 administrative staff since September 2004, as well as salary increases.  The increase in our administrative staffing has resulted from our need to accommodate the growth in our domestic and international operations.  We expect that additional administrative staff will continue to be hired as our growth continues.  Bonus expense for our senior management decreased by approximately $500,000 as a result of our performance relative to internal targets.  Some of the factors underlying the decision to reduce bonuses include lower than desired utilization rates and professional staff to expert leverage ratio, and lower than expected results in some of our recently established offices.   Personnel costs and recruiting fees in connection with hiring experts and professional staff remained at the same level as in the third quarter of 2004.   We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.  Our facilities costs increased $751,000 in connection with the expansion of existing offices and the opening of four new offices.  Marketing and related costs increased $147,000 as the result of a general increase in our business development efforts.  Other administrative expenses such as computer, telecommunications and supplies increased $540,000 due to our increased headcount and the growth in our operations.  Depreciation expense increased $205,000 due to expanded office space and computer and software purchases.  Amortization of intangible assets decreased $108,000 due to the timing of business acquisitions and the fair values and expected lives of the identified intangible assets purchased in connection with these acquisitions.  In connection with the Bates acquisition on August 15, 2005, we acquired intangible assets with determinate lives that have a preliminary valuation of $10.7 million, of which we have amortized $271,000 in the third quarter of 2005, and we expect amortization expense related to these intangibles to be approximately $540,000 in the fourth quarter 2005.

Provision for Income Taxes

We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes.  We estimate that our effective tax rate for the nine months ended 2005 is approximately 41% and have recognized income tax expense of $3.7 million for the third quarter of 2005.  Our effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate.  We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised.  We have recognized a reduction of current taxes payable of $2.5 million for options exercised in the third quarter of 2005 and have reduced deferred tax assets by $170,000 and increased additional paid in capital by $2.3 million.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenues

Revenues for the nine months ended September 30, 2005 increased $60.8 million, or 40%, to $213.6 million from $152.8 million for the same period in 2004. The increase included a $59.3 million, or 42% increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 33% increase in the number of expert and professional staff billable hours.  Underlying this growth is the addition of 70 experts and 172 professional staff members since September 30, 2004 as a result of our recruitment efforts, acquisitions and European expansion.  Our international operations contributed $12.4 million to the overall growth in revenue in the nine months ended September 30, 2005, and represent 15% and 12% of consolidated revenue for the nine months ended September 30, 2005 and 2004, respectively.  Expert revenues from our performance-based services decreased $1.9 to $1.7 million in the nine months ended September 30, 2005 as compared to $3.6 million in the same period in 2004.  The decrease was due to the timing of collections for performance-based engagements, as revenue on these engagements is recognized when payment is received.  As previously noted, we expect our performance-based fees to be substantially reduced in future periods as the result of the departure of the experts and staff comprising the Insurance Claims Group in September 2005.

Cost of services

Cost of services for the nine months ended September 30, 2005 increased $41.0 million, or 41%, to $142.0 million from $101.0 million for the same period of 2004. Our gross margin percentage was 33.5% for the nine months ended September 30, 2005 as compared to 33.9% for the same period in 2004.  Expert and professional staff compensation increased $29.8 million, as we added 70 experts and 172 professional staff since September 30, 2004.  Our growth in revenues contributed directly to the increase in expert compensation as most of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. In addition, due to higher professional staff headcount and performance-based bonuses for salaried experts, expert and professional staff bonus compensation increased by $3.8 million, as compared to the nine months ended September 30, 2004.  Cost of services has also increased as the result of amortization of signing and performance bonuses of $5.1 million for the nine months ended September 30, 2005, an increase of $2.2 million from $2.9 million for the same period in 2004.  Project origination fees increased $2.9 million, consistent with the growth in revenues, to $12.7 million for the nine months ended September 30, 2005, from $9.9 million in the same period of 2004.  Equity-based compensation increased by $491,000 to $418,000 in the nine months ended September 30, 2005 from a benefit of $73,000 for the same period in 2004.

Operating expenses

Operating expenses in the nine months ended September 30, 2005 increased $12.2 million, or 38%, to $43.9 million from $31.7 million for the same period of 2004.  The increase was comprised primarily of a $10.8 million increase in general and administrative expenses and a $1.1 million for the write-off of goodwill in connection with the departure of the experts and staff comprising the Insurance Claims Group. Contributing to the increase in general and administrative expenses was $4.4 million of salary and related payroll taxes due primarily to the addition of approximately 52 administrative staff since September 2004, as well as salary increases. Bonus expense for our senior management was $123,000 lower in the first nine months of 2005 as compared to the same period in 2004.  Bonus expense for other administrative staff was $344,000 higher due to higher headcount.  Personnel costs and recruiting fees in connection with hiring experts and professional staff increased $950,000.  We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.  Our facilities costs increased $1.9 million in connection with the expansion of existing offices, our move into the London location in March 2004 and the opening of four new offices.  The use of outside professional services increased by $428,000 over the same period in 2004 resulting from increased fees associated with our financial audit and Sarbanes-Oxley compliance, temporary staff and consulting fees.  Marketing and related costs increased $1.0 million as the result of increased business development efforts reflecting the growth in our business associated with our acquisitions and expansion in Europe.  Costs related to computer, telecommunications, and supplies increased $1.5 million due to our increased headcount and growth in operations.   Depreciation expense increased $415,000 due to expanded office space and computer and software purchases.  Amortization of intangible assets decreased $124,000 due to the timing of business acquisitions and the fair values and expected lives of the identified intangible assets purchased in connection with these acquisitions.  In connection with the Bates acquisition on August 15, 2005, we acquired intangible assets with determinate lives that have a preliminary valuation of $10.7 million, of which we have amortized $271,000 in the third quarter of 2005, and we expect amortization expense related to these intangibles to be approximately $540,000 in the fourth quarter 2005.

Provision for Income Taxes

We account for income taxes in accordance with SFAS 109 Accounting for Income Taxes.  We estimate that our effective tax rate for the nine months ended September 30, 2005 is approximately 41% and have recognized income tax expense of $11.5 million for the nine months ended September 30, 2005.  We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised.  We have recognized a reduction of current taxes payable of $5.8 million for options exercised in the nine months ended September 30, 2005 and have reduced deferred tax assets by $1.0 and increased additional paid in capital by $4.8 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had $27.8 million in cash and cash equivalents, primarily in money market accounts.  Our primary financing need will continue to be to fund our growth. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographical areas and service areas. We expect to continue to search for and acquire top-level experts in order to deepen our existing service offerings and to add new experts and related professional staff to new service areas.  The growth in the number of experts and scope of operations has been accomplished through a mix of individual hires, group hires and acquisitions.  Our 2005 acquisitions of Cook in March, Bates in August and Neilsen Elggren in November represent the acquisition component of our overall growth strategy achieved thus far in 2005.

Our current sources of liquidity remain our cash on hand and cash generated by operations, augmented by the proceeds from option exercises and the sale of common stock through our Employee Stock Purchase Plan.  In addition, we amended our revolving credit facility in July 2005 to provide for a maximum borrowing capacity of $50 million, $10 million of which can be used to secure letters of credit.  The amended credit facility expires May 31, 2008.  As of September 30, 2005, we had no outstanding borrowings, and outstanding letters of credit for $1.2 million.

Net cash provided by operations in the nine months ended September 30, 2005 was $6.4 million compared to $14.9 million used by operations in the nine months ended September 30, 2004.  The primary sources and uses of cash from operations in the nine months ended September 30, 2005 were net income of $16.6 million, which included non-cash expenses of $9.7 million.   This was offset by an increase in accounts receivable of $18.2 million resulting from the increase in expert and professional staff revenue as well as an increase in days outstanding.  Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy and international operations. We used cash in the nine months ended September 30, 2005 to pay $6.3 million in signing and performance bonuses.    Signing bonuses are an integral part of our recruitment effort.  We will likely continue to use signing bonuses in our efforts to recruit experts and professional staff.  Substantially all of the signing bonuses and certain performance bonuses issued have vesting periods ranging from five to seven years, whereby we are entitled to recover the bonus on a pro rata basis in the event the recipient leaves prior to the end of the vesting period.  Net cash used in operating activities in the nine months ended September 30, 2004 resulted from net income of $12.0 million, which included non-cash expenses of $5.6 million.  This was offset by an increase in accounts receivable of $23.3 million.  We paid $16.4 million in signing bonuses in the nine months ended September 30, 2004.

Net cash used by investing activities was $30.6 million for the nine months ended September 30, 2005 as compared to $27.8 million for the nine months ended September 30, 2004.  Cash used in investing activities in the first nine months of 2005 and 2004 included the following acquisition related payments (in millions):

	Nine months ended
	September 30,
	2005	2004
Bates	$17.1	$—
Cook	1.4	—
SVEWG (1)	0.8	4.2
EA (2)	2.5	15.4
LRTS (2)	1.1	3.8
CFES (2),(3)	1.7	1.6
Total cash paid for acquisitions	$24.6	$25.0

(1)          2005 amount represents a guaranteed payment.

(2)          2005 amounts represent performance-based payments.

(3)          2004 amounts represent performance-based payments.

Investing activities in the nine months ended September 30, 2005 also included investments in leasehold improvements and fixed assets of $5.9 million related to the expansion of our Chicago office as well as hardware and software purchases.  We invested $2.8 million in leasehold improvements and fixed assets in the nine months ended September 30, 2004.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $10.9 million, as the result of  $1.3 million of net proceeds from our sale of an additional 74,375 shares of our common stock in January 2005, $925,000 from the issuance of 63,112 shares of common stock in connection with our Employee Stock Purchase Plan and  $8.6 million of proceeds from the exercise of options.

Net cash used by financing activities for the nine months ended September 30, 2004 was $227,000 due to $2.6 million of proceeds from the exercise of options to purchase common stock and $1.1 million from the issuance of 76,771 shares of common stock in connection with our Employee Stock Purchase Plan, offset by payments for accrued distributions to shareholders of $4.2 million for previously taxed but undistributed earnings and estimated taxes to the former LLC members.

Contractual obligations and contingent commitments

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if various performance goals are met.

In August 2005, we acquired the business (including certain assets, experts and professional staff) of Bates, an expert services firm specializing in dispute resolution for the retail securities industry.  In addition to the purchase price of  $18.0 million paid in cash and shares of our common stock, if specified annual performance targets are achieved through July 2011, we will make additional payments of up to $13.0 million by no later than September 2011. Per the terms of the agreement, the performance-based payments are calculated based on the results of each period.

In March 2005, we acquired the business of Cook.  In addition to the purchase price of $1.6 million paid in cash and shares of our common stock, if specified performance targets are achieved through December 2008, we will make additional payments of up to $1.2 million by no later than March 2009.

In connection with our October 2004 acquisition of Washington Advisory Group, we will make an additional guaranteed payment of $400,000 by no later than February 2007, and, if specified performance targets are achieved in 2005 and 2006, we will make additional payments of up to $2.1 million by no later than February 2007.

In connection with our August 2004 acquisition of SVEWG, we made a guaranteed payment of $217,000 in October 2005 and accrued an estimated performance payment of $87,000.  In addition,  we will make guaranteed payments of $2.0 million over the period beginning September 2006 and ending no later than September 2009, and if specified performance targets are achieved through July 2009, we will make additional payments of up to $2.4 million over the same period.

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

In connection with the hiring of certain experts and professional staff in March 2004, we have agreed to pay performance bonuses of up to $5.7 million per year in each of March 2006 and March 2007 provided specified performance targets are achieved in 2005 and 2006.  All such bonus payments are subject to amortization from the time the bonuses are earned through March 2011.   Based upon the actual and projected 2005 results, we believe it is likely that the performance criteria will be met for the $5.7 million bonus related to 2005 that is payable in 2006.  Accordingly, we have recognized $5.7 million in accrued compensation as of September 30, 2005.

In connection with our August 2003 acquisition of CFES, if specified performance targets are achieved in 2005 and 2006, we will make additional payments of $1.8 million in each of August 2006 and August 2007.   In addition, if specified performance targets are achieved in 2005 and 2006, we will pay bonus compensation of up to $560,000 and $580,000 in August 2006 and 2007, respectively.

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

Similar to other professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with our experts.  Consequently, experts can terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts combined accounted for 18% of our revenues in the first nine months of 2005. If any of these individuals or other top performing experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

Over the past several years, we have experienced significant growth in the number of our experts and professional staff. We have also expanded our practice areas and have opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability. This need to augment our support infrastructure due to growth was compounded by our decision to become a public reporting company, and the increased expense that arises in complying with existing and new regulatory requirements.

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

We depend on the complex damages and competition policy/antitrust consulting practice areas, which could be adversely affected by changes in the legal, regulatory and economic environment.

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area accounted for 24% and 25% of our billings in 2004 and the first nine months of 2005, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 25% of our billings in 2004 and the first nine months of 2005. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of experts and by acquiring other expert services firms. However, we may be unable to identify, hire, acquire or successfully integrate new experts and consulting practices without substantial expense, delay or other operational or financial problems. And, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional experts or acquiring other expert services firms could also involve a number of additional risks, including:

•                  The diversion of management’s time, attention and resources, especially since Dr. Teece, our Chairman, and Mr. Kaplan, our President, also provide consulting services that account for a significant amount of revenue;

•                  Loss of key acquired personnel;

•                  The incurrence of signing bonuses, which could adversely impact our profitability and cash flow;

•                  Additional expenses associated with the amortization, impairment or write-off of acquired intangible assets;

•                  Potential assumption of debt to acquire businesses;

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

We have already faced these risks after hiring certain individuals and groups of experts and acquiring expert practices, and we anticipate that we will face these risks in connection with future hiring and acquisitions.

Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential experts or the price we pay for businesses we wish to acquire. In addition, this increased competition could make it more difficult to retain our experts. The occurrence of any of these events could harm our business, financial condition and results of operations.

Projects may be terminated suddenly, which may adversely impact our financial results.

Our projects generally center on decisions, disputes, proceedings or transactions in which clients are seeking expert advice and opinions. Our projects can terminate suddenly and without advance notice to us. Our clients may decide at any time to settle their disputes or proceedings, to abandon their transactions or to take other actions that result in the early termination of a project. Our clients are under no contractual obligation to continue using our services. If an engagement is terminated unexpectedly, or even upon the completion of a project, our professionals working on the engagement may be underutilized until we assign them to other projects. The termination or significant reduction in the scope of several large engagements could adversely impact our results of operations.

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

In litigation, we believe that there has been an increase in the frequency of challenges made by opposing parties to the qualifications of experts. In the event a court or other decision-maker determines that an expert is not qualified to serve as an expert witness in a particular matter, then this determination could harm the expert’s reputation and ability to act as an expert in other engagements which could in turn harm our business reputation and our ability to obtain new engagements, which would adversely affect our revenues and results of operations in future periods.

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

We currently have operations in Argentina,  Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom. In the first nine months of 2004 and 2005, revenues attributable to activities outside of the United States were 12% and 15%, respectively. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint.  The parties have served initial discovery requests, including interrogatories and document requests and discovery is ongoing.  However, the Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of September 30, 2005, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have operations in Argentina,  Belgium, Canada, Italy, New Zealand, South Korea, France, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each area. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On August 15, 2005, we issued 44,425 shares of our common stock at an effective purchase price of $22.51 in connection with our acquisition of certain assets and liabilities of Bates Private Capital Incorporated. The shares were issued to Bates Private Capital Incorporated and are held in escrow pursuant to the terms of the Asset Purchase Agreement dated August 1, 2005, as amended on August 15, 2005. The foregoing purchase and sale were exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

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

*3.6	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
*4.1	Form of the Registrant’s Common Stock Certificate
10.59	Asset Purchase Agreement entered into as of August 1, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated.(1)
10.60

First Amendment to Asset Purchase Agreement dated on August 15, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated.

10.61	Asset Purchase Agreement entered into on October 7, 2005 by and among LECG Corporation, LECG, LLC, Neilson Elggren LLP, and the partners of Neilson Elggren LLP.(2)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal executive officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal financial officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to the same number exhibit filed with Registrant’s RegistrationStatement on Form S-1 (File No. 333-108189), as amended.

(1) Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated by the mark ***.  This Exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(2) Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated by the mark ***.  This Exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: November 8, 2005

/s/ David J. Teece
Chairman of the Board of Directors (Principal Executive Officer)

/s/ John C. Burke
Chief Financial Officer (Principal Financial Officer)