Form 10-K
period 2005-12-31
LECG CORP
filed 2006-03-10
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

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

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $407,688,776* (based on the closing price for the common stock on the NASDAQ National Market on such date).

As of February 28, 2006, there were 24,258,599 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership equals or exceeds 10% of the Common Stock outstanding at June 30, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

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

Introduction

We provide expert services. Our highly credentialed experts and professional staff address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial environments. We conduct economic, financial and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include factual and statistical analyses, report preparation and presentation, electronic discovery and data collection and forensic accounting. Our experts are renowned academics, former senior government officials, experienced industry leaders, technical analysts and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff. Our clients include Fortune Global 500 corporations, major law firms and local, state and federal governments and agencies in the United States and other countries throughout the world.

The growth in our number of experts and professional staff has been significant. In 2005, we increased our number of experts by 20% to 348 and increased our number of professional staff by 41% to 563 and now have 33 offices in ten countries. Our growth has enabled us to deepen our existing service offerings, as well as to add experts and professional staff in new practice areas.

BUSINESS ENVIRONMENT FOR EXPERT SERVICES

Demand for expert services

Businesses, courts, arbitration panels, tribunals, regulatory authorities, legislative bodies and boards of directors throughout the world use independent expert analysis and advice to help resolve disputes through litigation, arbitration and negotiation, as well as to understand and address the impact of regulation and legislation. These processes generate ongoing demand for original economic, financial and statistical analyses, irrespective of the business cycle. The credibility of expert analysis and advice is enhanced if the work is independent, is prepared by highly qualified individuals and is informed by the objective facts and circumstances concerned. Judges, jurors, arbitrators, legislators, senior executives and boards of directors tend to give greater weight to experts who do not have a vested interest in the outcome. When trying to resolve or assess important, complex issues, it is frequently insufficient to rely on already published studies. Typically, original and forensic analysis must be conducted based on specific data, documents and facts.

Dispute resolution and decision-making

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

Many aspects of business behavior, including mergers and acquisitions, pricing policies, collaborative arrangements, exclusivity arrangements and patent licensing are scrutinized by governments and private parties with respect to antitrust issues. Antitrust scrutiny creates the need for analyses of effects of mergers and acquisitions, assessment of organizational arrangements and distribution policies, pricing behavior and pricing patterns. While the United States has led the development of antitrust laws, many non-U.S. jurisdictions are increasingly applying antitrust policies, procedures and methods of analysis and assessment. The result is a high degree of transferability of and demand for independent expert analysis and advice across jurisdictional boundaries.

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

In many instances, affected parties engage experts to evaluate the economic and financial impact of regulation. The Telecommunications Act of 1996 generated the submission of a number of studies and reports by affected parties in an effort to influence rule making by the Federal Communications Commission. Regulatory decisions are frequently challenged in the courts, often resulting in demand for additional studies. Regulatory activity has increased internationally. For example, as the European Union seeks increasingly to harmonize financial services rules across its internal market, the regulatory role of the European Commission has grown correspondingly. Regulatory decisions in Europe have a corresponding impact on financial markets and institutions in the United States. Consequently, United States governmental agencies such as the Federal Reserve have a strong interest in the regulatory environments in which these institutions operate outside the United States. Demand for expert analysis on regulatory issues is both domestic and international, as regulators around the world increasingly draw upon the skills of outside experts to help shape and improve policy.

•                    Legislation.   Representative bodies around the world, such as legislatures and parliaments, continuously modify the rules by which society and the economy are organized. The legislative process frequently provides an opportunity for experts to study legislative impact on behalf of businesses and trade associations. In the United States, legislative bodies and executive branches of government often seek expert advice, as do corporations and trade associations. Legislation will often have a material impact on national, state and local economies. For example, environmental legislation like the Clean Air Act and securities legislation like the Sarbanes-Oxley Act of 2002 have had significant economic impact on businesses. Authoritative reports, detailed analysis and the presentation of data can shape business behavior and legislative and market outcomes. Once enacted, legislation invites further analyses and creates the opportunity to provide compliance studies and impact assessments.

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

•                    Objective rewards.   Because professional activities for experts are substantially self-directed, and because of the need for high autonomy, reward systems are more effective if they are tied to objective financial criteria over which the expert has significant control.

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

Addressing client challenges

Expert services are highly specialized and their effective delivery requires identifying individuals with substantive knowledge of the specific problems or issues under consideration, quality reputations and the ability to clearly communicate and defend analyses and advice under rigorous questioning or cross-examination. On-time performance is critical, especially when there are deadlines for reports and appearances before judges, juries, arbitrators and legislators. In addition, clients expect that experts will be efficient in leveraging the capabilities of professional staff to reduce costs.

OUR COMPETITIVE STRENGTHS

Our competitive strengths enable us to provide high-quality, independent expert testimony, original authoritative studies and strategic advice to Fortune Global 500 companies, major law firms and local, state and federal government agencies in the United States and internationally. We continually seek new talent to deepen our existing capabilities as well as expand into new areas. We believe that our experts’ qualifications, independence and pursuit of excellence give us a strong presence in the marketplace for expert services. We have developed a business model that meets the needs of our experts and addresses the issues facing our clients.

Renowned experts

Our experts include internationally recognized faculty and former faculty from many of the world’s best universities, and include significant contributors to academic and professional literature in economics and finance. These experts offer high level expertise in areas such as antitrust, complex financial damages, forensic accounting, electronic discovery, environmental damages assessment, telecommunications regulation and deregulation, bankruptcy, corporate restructuring, electricity market design, public policy, healthcare and intellectual property valuation. Many of our experts also have valuable hands-on industry experience or have worked in or with government agencies, such as the United States Department of Justice, United States Securities and Exchange Commission, United States Federal Trade Commission, Internal Revenue Service, Environmental Protection Agency, European Commission, United Kingdom’s Office of Gas and Electricity Markets and national treasuries around the world. The reputations and experience of our experts drives the demand for our services.

Expert services vision

Our strategy is to hire and retain leading independent experts in fields where we believe there is substantial business opportunity for expert analysis and advice due to the significant economic and financial impact of the disputes and decisions involved. Our focus on complex dispute resolution and informing decision-makers enables us to effectively recruit and retain top expert talent from a variety of professional disciplines.

Distinctive business model

We believe that we have developed a distinctive business model for a professional services firm that is designed to attract and motivate the best, brightest and most entrepreneurial individuals from universities, think tanks, the government and the private sector. Our model allows our experts to operate autonomously, substantially unburdened by corporate hierarchy. Our incentive system generally ties expert compensation directly to individual expert performance. Under our model, gross profit margins are realized primarily on the revenues generated by our professional staff rather than on the individual fees of our experts. Our experts generate assignments that utilize our professional staff and infrastructure. To encourage our experts to utilize our professional staff, experts receive project origination fees based on a percentage of the professional staff billings collected on projects they originate or manage. We typically compensate our experts based on a percentage of their individual fees and fees generated by staff working on their assignments. Experts generally are not paid until we receive payment from our clients. The result is a business model with an organizational structure, a variable cost structure and incentive alignment that is scalable across different disciplines and fields of expertise.

Entrepreneurial culture

Our organizational structure fosters an entrepreneurial culture that enables us to attract, deploy and retain leading independent experts from academia, government and the private sector. Our experts are successful, self-motivated, credentialed individuals who respond best to an organization such as ours that provides experts with a high degree of autonomy and intellectual freedom. In addition, we are constantly seeking to recruit top talent. We have demonstrated the ability to effectively identify, recruit and integrate additional experts into our company. We also have the ability to develop experts from within the firm.

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

Support infrastructure

We provide a comprehensive support infrastructure, including information technology services, that we believe enables our professionals to achieve higher productivity by focusing on delivering quality expert analysis and advice and developing new business rather than performing administrative tasks. We provide administrative support services, such as marketing, billing, project accounting, receivables collection and internal and external financial reporting. We believe that our support infrastructure relieves our experts from the burden of daily administrative tasks and enables our experts to be more focused, collegial and productive than established academics, researchers and other professionals who choose to consult as sole practitioners. We believe that our support systems enable timely response to business opportunities and the creation of teams spanning many practice groups and geographies. Our support infrastructure is highly integrated, so that our staff can seamlessly support experts across a large number of offices in the countries in which we operate.

Experienced, high quality leadership team

Our leadership team has extensive experience in guiding professional services companies, including David J. Teece, PhD, our Chairman, who co-founded our company in 1988. David P. Kaplan, who managed Capital Economics, an economics consulting firm he helped found, from 1985 to 1998, has been our president from September 2000 through February 2006. Mr. Kaplan, who resigned as our president and member of our Board of Directors on February 22, 2006, will continue providing expert consulting as an executive director with the Company; and in that role, will continue to assist Dr. Teece on expert recruiting, business acquisitions, and conflict review. In addition, our leadership team includes renowned experts with significant revenue-generating abilities. To prepare for our future growth, in February 2006, Dr. Teece established an executive committee consisting of members of management and four senior experts, including Mr. Kaplan, to support him in managing LECG and to enhance operational decision making and oversight. Individual members of the executive committee have been assigned specific areas of responsibility and accountability.

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

Core competencies

Our experts and professional staff have specialized knowledge in economic, financial and statistical theories, antitrust, complex financial damages, electronic discover and data organization, forensic accounting and other areas requiring complex analyses. In addition, many of our experts and professional staff also possess in-depth knowledge of specific markets, regulations and industries. These core competencies enable us to incorporate complex methodologies and tools developed in research settings to deliver independent expert testimony, original authoritative studies and strategic advice in adversarial and non-adversarial settings to assist in dispute resolution and decision-making. The reputations of our experts and the quality of our experts’ services has resulted in a high level of repeat business and the development of significant new business.

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

•       Advisory services.   Our experts and professional staff provide independent strategic advice and expert consulting, particularly in industries with a heavy regulatory or legal component. This advice is usually provided to senior management and boards of directors of our clients. Our services include the analysis and evaluation of potential mergers and the integration of businesses, the economic analysis of prospective investments, securities litigation consulting, transfer pricing expertise, risk management analysis in connection with large insurance claims, the design of regulatory compliance systems and the management of intangible assets. We frequently advise on regulatory strategy and on market design. In the finance area, we perform valuations of assets, including intellectual property, such as patents, trade secrets and trademarks. We provide advice regarding licensing and transfer pricing strategies and protocols.

Representative practice area expertise

Our experts have specific expertise in practice areas that include competition policy/antitrust; complex damages including intellectual property, environmental and insurance claims; market and regulatory design; valuation analysis; labor and employment; forensic accounting; electronic discovery, bankruptcy and securities litigation. Many of our projects span multiple practice areas, and many of our staff work in several practice areas. We have also developed new practice areas, such as labor and employment, bankruptcy and reorganization and securities litigation, as the issues facing our clients evolve and new business opportunities arise.

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

•       Finance and damages.   As damages from business litigation become more complex, there is a need for expert advice based on advanced economic and financial analysis. Our practice in this area includes many professionals with a deep understanding of the application of advanced methodologies and techniques in economics, finance, accounting and statistics. An important element of this practice is assessing damages in securities litigation, as well as damage issues related to patent, copyright and trademark infringement and trade secret misappropriation. These issues can involve determinations of lost profits and reasonable royalties.

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

•       Public policy.   We help businesses and governments understand and address market and regulatory policies through the use of economic and financial analyses. Our insights, analyses, recommendations and presentations are used to respond to proposed policy changes, as well as initiate new policies that address strategic objectives. We offer a broad array of services in market and regulatory design ranging from testimony and guidance in front of regulatory commissions or legislative bodies, to the actual design and oversight of independent system administration in the electricity sector.

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

•       Electronic discovery services.   The capability for law firms to effectively manage and access case documentation and data is critical to attorneys responsible for the outcome of a case and the clients they represent. Our electronic discovery experts work directly with outside counsel, general counsel and corporate executives to deliver objective advice in all phases of modern electronic discovery. Our electronic discovery services include: litigation readiness planning, electronic discovery consulting, litigation information management, data preservation, computer forensics, email recovery and reconstruction, and transactional data analysis.

•       Bankruptcy.   We provide a comprehensive scope of specialized accounting and tax services to clients, courts and law firms in connection with bankruptcy and reorganization matters, which include providing expert consulting to trustees, receivers, examiners, debtors, creditor committees, and secured creditors. Our experts also serve as trustees, receivers and examiners in Chapter 11 and Chapter 7 cases.

•       Security litigation services.   We provide consulting services to nationally recognized law and securities firms in matters relating to retail securities litigation. Our experts and professional staff in this area apply complex methodologies in their analyses to support our expert testimony and to provide dispute resolution approaches to decision makers.

•       Claims services.   Following the final determination of certain types of disputes, such as class action litigation or bankruptcy proceedings, large settlement funds are frequently established that must be distributed to numerous claimants. The administration of these claims requires highly specialized knowledge and organization. We provide class action settlement administration, specialized claims processing and bankruptcy claims processing. Services include pre-settlement structuring and consulting assistance, media campaigns, class member identification, notification and opt-in/opt-out processing; process, procedures and form development and implementation, claim processing and settlement calculations, customer service call centers, banking management and reporting and benefit distribution and tax reporting.

•       Intellectual property.   We provide a global perspective, solid expertise and recognized credentials to our clients’ intellectual property-related issues. In an increasingly knowledge-driven economy, a company’s intangible assets are often its most important assets and the major source of its competitive advantage. Developing, managing, and protecting these assets is a key component of an effective business strategy. Our intellectual property services include expert testimony, damages analysis, market issues, valuation and management of intellectual property.

•       Mergers and acquisitions.   We advise firms and government agencies in assessing the competitive implications of mergers and acquisitions. We have presented analyses to government agencies and testified in hundreds of merger-related matters. Our experts perform extensive data and information collection to answer important factual questions and provide empirical support for expert opinions based on state-of-the-art merger analyses.

•       Strategy.   We deliver expertise combined with a philosophy of working with our clients to develop actionable solutions that reduce uncertainty. We formulate business strategies based on economic logic and empirical data, and support our clients during the implementation phase of those strategies. We use a structured approach to strategic assessment. We analyze key economic and business dimensions such as industry structure, competitive forces and access to capital. Our experts look at the current situation, the pace of change, and the key forces that affect potential success or failure over a specific time horizon. We emphasize quantification and scenario building as integral to the strategic decision process.

Representative industry expertise

Over time we have been able to develop deep knowledge of specific client industries, including the following:

•       Energy.   For over a decade, our experts have been engaged to provide expert advice to the petroleum industry in the areas of exploration, refining, pipeline transportation and distribution. We have advised on mergers and acquisitions, provided analysis of competitive effects, modeled refining operations, assessed intermodal competition facing pipelines and analyzed the effects of multiple channels of distribution. We have detailed knowledge of the oil and gas industry not only in the United States, but also in many other countries and regions, including Canada, Australia, New Zealand and Europe.

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

Representative clients

We provide expert services to Fortune Global 500 corporations, major law firms and local, state and federal government agencies in the United States and their international counterparts. Our ten largest clients represented 16%, 19% and 19% of our revenues in 2003, 2004 and 2005, respectively. No single client accounted for more than 4% of our revenues in any of those periods. We are frequently approached directly by law firms on behalf of clients to provide independent testimony, authoritative studies and/or strategic advice in matters involving litigation, arbitration, negotiation, legislation or regulation. In these cases, our engagement and billing arrangements are often with such law firms.

International operations

The Company has international offices in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom. International practice areas include competition policy and antitrust, finance and damages, regulatory expertise and transfer pricing. Through our European operations, we provide law firms, businesses, regulators, and governments with independent and objective advice and analysis on matters of economics, finance, and strategy. Our international experts and professional staff work across a range of industries and have particular expertise in communications and media, energy and utilities, financial services, postal delivery and athletics.

Financial information about our geographic areas and risks attendant to our international operations appear in the summary of significant accounting policies of the consolidated financial statements of this report and in the section of this report titled “Risk Factors.”

EMPLOYEES

As of December 31, 2005, we had 1,057 employees and 94 exclusive independent contractors, consisting of 348 experts, 563 professional staff and 240 administrative staff members.

Experts and professional staff

Experts

We classify our experts as directors or principals. As of December 31, 2005, we had 348 experts, consisting of 257 directors and 91 principals. Directors tend to be more experienced than principals, and generally have more established reputations. Directors are expected to generate more engagements than principals. Principals are often, but not always, promoted from the ranks of senior professionals after they have achieved a sufficient reputation of their own and developed the ability to attract new work. Directors tend to have higher pass-through rates of compensation on their expert fees or other forms of variable compensation not typically offered to principals. Our agreements with our directors and principals generally provide for exclusivity with us in consideration for consulting fees determined by the expert’s time billed and collected, as well as project origination fees for work originated or managed by the expert. The agreements are terminable at will and generally do not restrict competition with us following termination. However, our agreements do limit post-departure solicitation of certain clients and staff. When there are no significant earnings implications, from time to time we will allow experts to accept engagements outside the firm under special circumstances. Such exceptions from general policy require the approval of the Chairman. From time to time, we also engage experts not otherwise associated with us to work on a particular matter.

In addition to our experts, we have relationships with approximately 900 individuals, who work with us on a non-exclusive basis, of which approximately 600 of such individuals are affiliated with us in connection with our August 2004 acquisition of Silicon Valley Expert Witness Group, Inc. In 2005, expert revenue from affiliates accounted for approximately 5% of our revenues. We compensate these affiliates similarly to the majority of our experts; that is, they are paid upon our receipt of payment from clients. We view these relationships as excellent ways for us to identify experts we would desire to have exclusive relationships with and to supplement our skills in certain key areas.

We offer our experts a generous compensation model, a collegial atmosphere, high autonomy and transparency of financial rewards through high pass-through rates on billed and collected work, as well as project origination fees. Under our business model, our experts are compensated based on a percentage of their billings, which we refer to as pass-through rates, ranging from 30% to 100%, and currently averaging approximately 76% of their individual billings on respective engagements. Directors tend to have higher pass-through rates of compensation on their expert fees than principals. The possibility of generous compensation is, however, coupled with high accountability because the expert’s compensation on each project is linked to our ability to collect on that project leaving them at risk for payment from us. As of December 31, 2005, approximately 82% of our experts participated in this variable compensation model, which we call the “expert model.” In certain circumstances, such as when experts have recently joined us or when experts have been asked to engage in practice building or enterprise building activities, the experts may not be compensated pursuant to the expert model. The experts not participating in this variable compensation model are paid a fixed salary and are eligible for bonus compensation related to billed work and the utilization of professional staff or other specified performance targets.

Our model allows our experts to retain significant control over their time commitments. This flexibility enables our experts to pursue the educational, research, publishing and professional activities that add to their reputations and increase their value as experts. Our experts generally dedicate substantial amounts of time to providing services on engagements, which we believe is a testament to the incentives our model creates.

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

We offer our professional staff a learning environment, exposure to highly credentialed experts, the opportunity to work on important assignments, competitive compensation and the potential to advance to the expert level. Our business model allows rapid advancement of individuals who are professionally capable in their field. Many of our professional staff have advanced to become experts in their own right.

MARKETING

The reputation of the firm and of our experts for professional excellence and independence is the most important factor in our business development efforts. We endeavor to capitalize on the professional visibility and accomplishments of our experts and professional staff. We maintain and enhance our name and reputation through our performance and quality of work on engagements, speeches, presentations and articles in industry, business, economic, legal and scientific journals.

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

AVAILABLE INFORMATION

Our internet address is www.lecg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports can be accessed through the investor relations section of our website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A.   RISK FACTORS

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

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts without non-compete agreements can terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts together accounted for 17% of our revenues during 2005. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results. In addition, if we are unable to retain groups of experts and their staff associated with an acquisition, this could materially harm our business and financial results.

In addition, if we are unable to attract, develop, motivate and retain highly qualified experts, professional staff and administrative personnel, our ability to adequately manage and staff our existing projects and obtain new projects could be impaired, which would adversely affect our business and our prospects for growth. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our competition comes from other consulting firms, research firms, governments, universities and other similar enterprises. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Increasing competition for these professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations. The loss of services from, or the failure to recruit, a significant number of experts, professional staff or administrative personnel could harm our business, including our ability to secure and complete new projects.

Our financial results could suffer if we are unable to achieve or maintain high utilization and billing rates for our professional staff.

Our profitability depends to a large extent on the utilization of our professional staff and the billing rates we are able to charge for their services. Utilization of our professional staff is affected by a number of factors, including:

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

Over the past several years, we have experienced significant growth in the number of our experts and professional staff. We have also expanded our practice areas and have opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth and maintain our capability of complying with existing and new regulatory requirements, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability.

As a company subject to public company reporting requirements, we must continue to be able to issue accurate financial reports and disclosures within prescribed timeframes. We have designed our internal disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurance that these controls and procedures will meet their objectives; however, even well designed and operated controls and procedures are susceptible to inherent limitations. These inherent limitations potentially include faulty assumptions in the design of the controls and procedures, fraud by individuals and errors or mistakes by those overseeing the controls procedures. As a result, we may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Moreover, as we acquire new businesses, we will need to integrate their financial reporting systems into ours, including our disclosure controls and procedures.

We may experience difficulties in integrating new businesses, which could impair the overall quality and timeliness of the information produced by our financial reporting systems. Further related to the issue of providing accurate and timely financial information, there are certain key personnel that have developed over time a deep institutional knowledge of, and have helped shape and implement the unique characteristics of our expert compensation model, including developing the financial and operational support systems and contractual agreements necessary to administer the complexities of the model. This institutional knowledge has been an essential element in our ability to scale our model to meet the demands imposed by our growth over the past five years. Any failure to successfully manage growth, retain key administrative personnel, maintain adequate internal disclosure controls and procedures or controls over financial reporting, could result in material weaknesses in our controls and could harm our financial results and business prospects.

We depend on the complex damages and competition policy/antitrust practices, which could be adversely affected by changes in the legal, regulatory and economic environment.

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 24% of our billings in 2004 and 2005. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 25% and 24% of our billings in 2004 and 2005, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of experts and by acquiring other expert services firms. However, we may be unable to identify, hire, acquire or successfully integrate new experts and consulting practices without substantial expense, delay or other operational or financial problems. And, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional experts or acquiring other expert services firms could also involve a number of additional risks, including:

•       the diversion of management’s and key senior experts’ time, attention and resources, especially since Dr. Teece, our Chairman and key senior experts involved in the recruiting and acquisition process also provide consulting services that account for a significant amount of our revenues;

•       loss of key acquisition related personnel;

•       the incurrence of signing bonuses, which could adversely impact our profitability and cash flow;

•       additional expenses associated with the amortization, impairment or write-off of acquired intangible assets, which could adversely impact our profitability and cash flow;

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

•       increased costs associated with the opening and build-out of new offices, redundant offices in the same city where consolidation is not immediately possible or office closures where consolidation is possible, which would result in the immediate recognition of expense associated with the abandoned lease;

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

Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential experts or the price we have to pay for businesses we wish to acquire. In addition, this increased competition could make it more difficult to retain our experts. The occurrence of any of these events could harm our business, financial condition and results of operations.

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

We currently have operations in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom. Revenues attributable to activities outside of the United States, were 13% and 14% in 2004 and 2005, respectively. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

We have a dispute with Navigant Consulting, Inc. arising out of our management led buyout of certain assets and liabilities of LECG, Inc. from Navigant Consulting and LECG, Inc. In the management led buyout, we acquired substantially all of the assets and assumed certain liabilities of LECG, Inc. pursuant to an asset purchase agreement with Navigant Consulting and LECG, Inc. dated September 29, 2000. Under the asset purchase agreement, up to $5.0 million of the purchase price was deferred contingent upon whether specific individuals listed on a schedule to the asset purchase agreement had an employment, consulting, contracting or other relationship with us on September 29, 2001.

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

•       failure to retain key management personnel;

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 48,000 square feet of office space, under an eight-year lease that expires in July 2010. This facility accommodates our principal administrative and finance operations. We also have a major office in Washington, D.C., where we lease approximately 55,000 square feet of office space, under a ten-year lease that expires in May 2011, a major office in Chicago, Illinois, where we lease approximately 28,000 square feet of office space under a 11-year lease that expires in 2015, a major office in Lake Oswego, Oregon, where we lease approximately 27,000 square feet of office space under a four-year lease that expires in 2007 and a major office in London, where we lease approximately 17,000 square feet of office space under a 15-year lease that expires in March 2019, with an option to cancel in March 2014. We occupy leased facilities in a total of 23 locations throughout the United States and in ten locations in Canada, the United Kingdom, Belgium, Spain, France, Italy, South Korea, New Zealand and Argentina. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that we will be able to obtain additional leased facilities to meet our future needs.

ITEM 3.   LEGAL PROCEEDINGS

We have a dispute with Navigant Consulting, Inc. arising out of our management led buyout of certain assets and liabilities of LECG, Inc. from Navigant Consulting and LECG, Inc. In the management led buyout, we acquired substantially all of the assets and assumed certain liabilities of LECG, Inc. pursuant to an asset purchase agreement with Navigant Consulting and LECG, Inc. dated September 29, 2000. Under the asset purchase agreement, up to $5.0 million of the purchase price was deferred contingent upon whether specific individuals listed on a schedule to the asset purchase agreement had an employment, consulting, contracting or other relationship with us on September 29, 2001.

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

In August 2004, we served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. We have filed an answer to the complaint denying the substantive allegations of the complaint. The parties have served discovery requests, including interrogatories and document requests and discovery is ongoing. However, we are not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

We are also a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of our management, would not have a material adverse effect on our business, financial position or results of operations.

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

	Low	High
For the Year Ended December 31, 2004
First Quarter	$18.56	$25.02
Second Quarter	$15.90	$20.65
Third Quarter	$15.44	$18.48
Fourth Quarter	$15.47	$19.69
For the Year Ended December 31, 2005
First Quarter	$16.76	$19.60
Second Quarter	$18.60	$21.55
Third Quarter	$21.10	$23.95
Fourth Quarter	$15.84	$23.91

As of February 28, 2006, there were approximately 80 holders of record of our Common Stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe there are approximately 2,500 beneficial owners of our Common Stock.

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

Issuer Purchases of Equity Securities

No purchases of our equity securities were made by or on behalf of us during 2005 that were not otherwise disclosed in previous quarterly reports filed with the Securities and Exchange Commission on Forms 10-Q.

Unregistered Sales of Equity Securities

On November 1, 2005, we issued 10,832 shares of our common stock at an effective purchase price of $23.08 in connection with our acquisition of certain assets and liabilities of Neilson Elggren LLP. The shares were issued to Neilson Elggren LLP pursuant to the terms of the Asset Purchase Agreement dated October 7, 2005. The foregoing purchase and sale were exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

ITEM 6.                SELECTED FINANCIAL DATA

The following table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
Consolidated statements of operations data	2001	2002	2003	2004	2005
	(in thousands)
Revenues	$100,735	$133,704	$165,594	$216,555	$286,656
Cost of services	75,767	106,728	112,388	143,715	188,242
Gross profit	24,968	26,976	53,206	72,840	98,414
Costs of postponed equity offering	—	3,500	—	—	—
Operating expenses	30,755	32,651	34,093	43,988	60,936
Operating income (loss)	(5,787)	(9,175)	19,113	28,852	37,478
Interest income	125	42	103	359	809
Interest (expense)	(2,372)	(3,188)	(2,620)	(238)	(346)
Other income (expense), net	(384)	257	466	5	(15)
Income (loss) before provision for income taxes	(8,418)	(12,064)	17,062	28,978	37,926
Income tax provision (benefit)	—	—	(9,613)	11,874	15,550
Net income (loss)	(8,418)	(12,064)	26,675	17,104	22,376
Accrued preferred dividends and accretion of preferred units	3,251	3,692	7,712	—	—
Net income (loss) attributable to common shares	$(11,669)	$(15,756)	$18,963	$17,104	$22,376
Net income (loss) per share:
Basic	$(1.11)	$(1.41)	$1.39	$0.78	$0.96
Diluted	$(1.11)	$(1.41)	$1.17	$0.73	$0.91
Shares used in calculating net income (loss) per share:
Basic	10,478	11,169	13,674	21,905	23,409
Diluted	10,478	11,169	16,261	23,429	24,557

	As of December 31,
Consolidated balance sheet data	2001	2002	2003	2004	2005
	(in thousands)
Cash and cash equivalents	$3,086	$2,576	$67,177	$42,082	$35,722
Total assets	65,306	75,696	163,142	214,711	272,885
Total long-term debt	13,800	15,050	—	—	—
Total Redeemable Class A preferred units	29,231	33,000	—	—	—
Total stockholders’ equity (deficit)	(6,766)	(8,632)	123,987	154,387	195,066

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

Overview

We provide expert services. Our highly credentialed experts and professional staff address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial environments. We conduct economic, financial and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include, factual statistical analyses and report preparation and presentation, forensic accounting and electronic discovery and data collection. Our experts are renowned academics, former high-level government officials, experienced industry leaders and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff.

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

On September 29, 2000, 35 of our experts, including four of our founding experts, with equity sponsorship led by a private equity group, executed a management buyout of substantially all of the assets and certain of the liabilities of LECG, Inc. for a purchase price of approximately $44.3 million. The entity that operated our business from that date until completion of the initial public offering was LECG, LLC, a limited liability company and wholly owned subsidiary of LECG Holding Company, LLC.

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

In December  2004 and January 2005, we completed a secondary public offering in which we issued 324,375, shares of our Common Stock at $18.75 per share and received net proceeds of $5.0 million.

2005 Acquisitions and Recruitment of Experts

An important element of our growth strategy is the recruitment and hiring of additional experts either by direct hiring or through business acquisitions. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas.  As of December 31, 2005, we had 348 experts and 563 professional staff as compared to 289 experts and 398 professional staff at December 31, 2004.

In December 2005, we acquired substantially all of the assets of Lancaster Consulting LLC (“Lancaster”), an expert services firm specializing in general management, mergers and acquisitions, litigation and financial management consulting. The purchase price consisted of $1.5 million paid at closing. The purchase price including acquisition costs was allocated as follows:

•       $1.5 million to goodwill and

•       $64,000 to contract rights (six-month amortization), other identifiable intangible assets (six-year amortization) and net current assets and equipment.

In addition, if specified performance targets are achieved through December 2009, we will make additional payments of up to $1.35 million by no later than March 2010. Additional goodwill will be recorded in subsequent years if these performance targets are met.

In December 2005, we acquired substantially all of the assets of Beach & Company International LP, an expert services firm specializing in financial, economic and operational consulting. The purchase price consisted of $500,000 paid at closing. The purchase price including acquisition costs was allocated as follows:

•       $447,000 to goodwill,

•       $75,000 to contract rights (eight-month amortization), other identifiable intangible assets (three-year amortization) and net current assets and equipment.

In addition, if specified performance targets are achieved by June 2008,  we will make an additional payment of $500,000 by no later than August 2008. Additional goodwill will be recorded in subsequent years if these performance targets are met.

In November 2005, we acquired substantially all of the assets of Neilson Elggren LLP (“Neilson”), a financial and insolvency expert and consulting services firm. The purchase price of $4.0 million was comprised of $3.75 million of cash paid at closing and 10,832 unregistered shares of our common  stock with an estimated fair market value of $250,000. The purchase price including acquisition costs was allocated as follows:

•       $3.1 million to goodwill,

•       $430,000 to contract rights (21-month amortization),

•       $380,000 to other intangible assets (five to seven-year amortization) and

•       $96,000 to net current assets and equipment.

In addition, if specified performance targets are achieved through October 2010, we will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010. As of December 31, 2005, as a result of achieving specified performance targets, we recognized $110,000 of additional goodwill, to be paid in January 2007.

On August 15, 2005, we acquired substantially all of the assets of Bates Private Capital Incorporated (“Bates”), an expert services firm specializing in dispute resolution for the retail securities industry. The purchase price of $18.1 million was comprised of $17.0 million paid in cash at closing, the issuance of 44,425 unregistered shares of our common stock with an estimated fair market value of $1.0 million, and acquisition costs of $89,000. The purchase price including acquisition costs was allocated as follows:

•       $7.0 million to goodwill,

•       $8.6 million to customer relationships (nine-year amortization),

•       $1.1 million to contract rights (one-year amortization),

•       $1.0 million to other identifiable intangible assets (seven to 20-year amortization) and

•       $419,000 to fixed assets and net current assets

In addition, if specified annual performance targets are achieved from August 2005 to July 2011, we will make additional payments of up to $13.0 million by no later than September 2011. Additional goodwill will be recognized in subsequent years if these performance targets are met. As of December 31, 2005, as a result of achieving specified performance targets, we recognized $1.2 million of additional goodwill, to be paid in September 2006.

On March 1, 2005, we acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. (“Cook”), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation. The purchase price of $1.6 million was comprised of $1.35 million paid in cash at closing and the issuance of 13,999 unregistered shares of our common stock with a fair value of $250,000. The purchase price including acquisition costs was allocated as follows:

•       $1.6 million to goodwill,

•       $90,000 to contract rights (two to 12-month amortization) and net current assets and equipment.

In addition, if specified performance targets are achieved from March 2005 through December 2008, we will make additional payments of up to $1.2 million by no later than March 2009. Additional goodwill will be recorded in subsequent years if such performance targets are met.

In connection with our hiring efforts in 2005, we paid $6.9 million in signing bonuses, which will  be amortized over periods ranging from one to eight years.

2004 Acquisitions and Recruitment of Experts

In October 2004, we acquired substantially all of the assets of Washington Advisory Group, LLC (“WAG”), a privately held expert services firm specializing in technology assessment and policy, and research and development strategy. The purchase price of $1.06 million was comprised of an initial payment of $658,000 and a minimum guaranteed payment of $400,000 payable by February 15, 2007. The purchase price was allocated as follows:

•       $940,000 to goodwill,

•       $69,000 to contract rights (six-month amortization) and

•       $49,000 to net current assets and property and equipment.

Additional payments of up to $2.1 million will be made by no later than February 2007 if specified performance targets are met through December 2006. Additional goodwill will be recognized in subsequent years if these performance targets are met.

In August 2004, we acquired all of the outstanding shares of Silicon Valley Expert Witness Group, Inc. (“SVEWG”), a company providing expert services involving complex technologies and intellectual property disputes. The purchase price of $9.0 million was comprised of $5.0 million paid in cash, the issuance of 56,850 unregistered shares of common stock with an estimated fair market value of $958,000, and $3.0 million of additional payments to be made no later than 2009. The purchase price was allocated as follows:

•       $7.8 million to goodwill,

•       $100,000 to contract rights (ten-month amortization) and

•       $1.1 million to net current assets and property and equipment.

We made guaranteed purchase price payments totaling $1.0 million in September and October 2005 and will make guaranteed purchase price payments of $2.0 million over the period beginning September 2006 and ending no later than September 2009.  In addition, if specified performance targets are achieved through July 2009, we will make additional payments of up to $2.7 million over the same period. Additional goodwill will be recorded in subsequent years if these performance targets are met. As the result of achieving specified performance targets during the 12-month period ended July 2005, we recognized goodwill of $87,000. In addition, if specified performance targets are met during the 12-month periods ending July 2006 and July 2007, we will make bonus compensation payments of $200,000 in each of September 2006 and September 2007.

In March 2004, we acquired the business of Economic Analysis, LLC (“EA”), a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 unregistered shares of common stock with an estimated fair market value of $1.0 million.  The purchase price was allocated as follows:

•       $15.0 million to goodwill,

•       $900,000 to contract rights (12-month amortization) and

•       $500,000 to property and equipment and other assets.

As a result of achieving certain performance targets for the periods ended December 31, 2004 and 2005, we recognized $4.3 million of additional goodwill, of which $2.5 million was paid in March 2005 and approximately $1.8 million was paid in March 2006. In addition, if specified performance targets are achieved in 2006, we will make an additional payment of up to $2.6 million in March 2007, and additional payments of up to $2.0 million by no later than March 2009, if certain higher performance targets are met through December 2008. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

In March 2004, we acquired the business of Low Rosen Taylor Soriano (“LRTS”), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. The purchase price was $3.9 million paid in cash, and allocated as follows:

•       $3.5 million to goodwill,

•       $145,000 to contract rights (12-month amortization) and

•       $312,000 to property and equipment and other assets, net of liabilities assumed.

As a result of achieving certain profitability targets for the periods ended December 31, 2004 and 2005, we recorded additional goodwill of approximately $2.4 million, of which $1.0 million was paid in February 2005 and $1.4 million was paid in February 2006. In addition, if specified profitability targets are achieved by February 2008, we will make additional payments of up to $2.1 million by no later than April 2008. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

In 2004, we hired experts and other professional staff in connection with the opening of three new offices in Europe as well as experts and staff in the United States. In connection with our hiring efforts, we paid $18.7 million, in signing bonuses. Such amounts will be amortized over periods generally ranging from five to seven years. In addition, we will pay performance bonuses of $5.7 million in March 2006 as specified performance targets were achieved in 2005. These performance bonuses are amortized from the time the bonus was earned through March 2011, and we have recognized $921,000 of performance bonus amortization in 2005. We have also agreed to pay performance bonuses of up to $5.7 million in March 2007 to these same experts if specified performance targets are achieved in 2006. These performance bonuses are subject to recovery if the experts leave prior to March 2011. We anticipate that the 2006 performance criteria will be met and consequently we will recognize $1.1 million in performance bonus amortization expense in 2006 relating to these performance bonuses.

2003 Acquisitions

In August 2003, we acquired the business of the Center for Forensic Economic Studies or (“CFES”), a firm focused primarily on labor economics. We paid $2.4 million in cash, and we agreed to pay up to $1.6 million for additional purchase price and $500,000 bonus compensation per year for four years plus interest at a rate of 4% per year, depending on the performance of this group of experts and professional staff, and we issued 140,625 common shares that vest over five years, assuming such experts remain our employees. The purchase price was $2.4 million paid in cash, and allocated as follows:

•       $1.7 million was allocated to goodwill,

•       $600,000 to contract rights (18-month amortization),

•       $96,000 to property and equipment,

•       $100,000 was allocated to rights to license software under development for which amortization will begin when the software is available for general release to customers.

As a result of achieving certain performance targets for the periods ended December 31, 2003, 2004 and 2005, we recognized $5.2 million of additional goodwill, of which $1.7 million was paid in July 2004, $1.7 million was paid in July 2005 and $1.8 million will be paid in August 2006. If specified performance targets are achieved in 2006, we will make additional payments of up to $1.9 million by August 2007. As a result of achieving certain performance targets for the periods ended December 31, 2003, 2004 and 2005, we recognized $217,000, $529,000 and $548,000 of bonus compensation expense, of which $520,000 was paid in August 2004, $540,000 was paid in August 2005 and the remainder will be paid in August 2006. In conjunction with the issuance of the 140,625 shares of common stock, we recognized $169,000, $405,000 and $405,000 of equity-based compensation in 2003, 2004 and 2005, respectively. We will continue to record compensation expense related to these restricted shares through August 2008 based upon continued employment of the individuals.

Operations

We derive our revenues primarily from professional service fees that are billed at hourly rates on a time and expense basis. Revenues related to these services are recognized when the earnings process is complete and collectibility is reasonably assured. Historically, we have also offered services related to large environmental claims for which our fee includes a significant performance-based component. Due to the uncertainty regarding the amount and timing of performance-based compensation, revenues from this service offering were recognized in the period when the earnings process was complete and payment was received for the services  performed under the contract. Since January 2003, performance-based expert fees have ranged from 0% to 11% of our quarterly total revenues. In 2005, performance-based expert fees comprised less than 1% of our revenues compared to 4% in 2004. Our performance-based fees will be substantially reduced in future periods as the result of the departure of the experts and staff comprising the Insurance Claims Group in September 2005.

Revenues are comprised of:

•       Fees for the services of our professional staff;

•       Fees for the services of our experts;

•       Performance-based expert fees primarily relating to environmental claims; and

•       Amounts we charge for services provided by others and costs that are reimbursable by clients, including travel, document reproduction, subscription data services and other costs.

The following table summarizes our revenues from these sources by quarter from January 1, 2004 to December 31, 2005 (in thousands):

	Mar 31, 2004	June 30, 2004	Sept. 30, 2004	Dec 31, 2004	Mar 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Expert and professional staff revenues	$41,100	$49,167	$51,826	$56,516	$66,526	$68,216	$66,661	$70,118
Performance-based expert revenues(1)	315	1,492	1,780	4,115	178	302	1,240	302
Reimbursable expenses	1,695	3,012	2,460	3,077	3,017	4,023	3,465	2,608
Revenues	$43,110	$53,671	$56,066	$63,708	$69,721	$72,541	$71,366	$73,028

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

•       Fees earned by experts and other business generators as project origination fees;

•       Costs that are reimbursable by clients, including travel, document reproduction, subscription data services and other costs; and

•       Amortization of signing and performance bonuses that are subject to vesting over time.

Hourly fees charged by the professional staff that supports our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 76% of their individual billings on particular projects in 2005. Experts are paid when we have received payment from our clients. Any outstanding advances previously paid to experts are deducted from such payments. In some cases, we have agreed to guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period. Experts not currently on this compensation model are compensated on a salary plus performance-based bonus model.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. These fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. In 2005, these fees have averaged 11% of professional staff revenues. Experts are required, with some exceptions approved by us, to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed. Such services are not a material component of our revenue.

Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is deferred until a future date. Signing bonuses are recognized when payment is made or we have the obligation to pay such bonus, and are generally amortized over the period during which they could be recovered from the employee if he or she were to leave us prior to a specified date, as defined in the employment agreement. We have also paid or are obligated to pay performance bonuses to certain experts that are subject to the recovery of unearned amounts if the expert leaves prior to a specified date. Like signing bonuses, performance bonuses are amortized over the period that the bonus can be recovered, and we recognize the amortization of performance bonuses at the time we determine that it is considered more likely than not that the performance criteria will be met. Most of our agreements allow us to recover signing and performance bonuses over periods generally ranging from one to eight years.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue includes all amounts earned that are billed or billable, including reimbursable expenses, and have been reduced for amounts related to work performed that are estimated to be uncollectible. Expert revenues consist of revenues generated by experts who are our employees and revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

Revenues primarily arise from time and material contracts, which are recognized in the period the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, and when we have received payment for the services we performed under the contract. Performance based fees have been generated primarily by the Insurance Claims Group practice, the experts and staff of which left in September 2005. Consequently, we expect that performance based revenues will be significantly reduced in future periods. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such fixed price contract revenues are not a material component of total revenues.

Equity-based compensation

We will adopt SFAS  No.123(R) Share-Based Payment effective January 1, 2006 to account for equity-based compensation. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. We have previously used the Black-Scholes option pricing model for disclosure requirements under SFAS No. 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and will continue to use this model to value new option grants. Based on current options and restricted shares of common stock outstanding, we anticipate equity-based compensation in 2006 will be approximately $6.0 million. The actual amount of equity-based compensation to be incurred in 2006 can differ materially from this estimate based on factors such as the number of additional options and shares of restricted stock to be issued in 2006, the volatility of our stock and the vesting period for equity instruments granted to employees.

Provision for income taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS No. 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized. Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. No valuation allowance was recorded at December 31, 2004 or 2005 on deferred tax assets arising from our operations in the United States. As of December 31, 2005, we had $340,000 of deferred tax assets in connection with foreign net operating losses of approximately $1.1 million for which the Company has provided a full valuation allowance due to the uncertainty that these net operating loss carryforwards will eventually be utilized. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised and stock purchased through our employee stock purchase plan, or ESPP, is sold prior to the end of a required holding period. In 2004 and 2005, we recognized a total benefit from option exercises and disqualifying dispositions from our ESPP of $3.2 million and $6.0 million, respectively which reduced deferred tax assets and increased stockholders’ equity.

Our effective tax rate used to provide for estimated quarterly tax expense is determined based on estimates of worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate. Our actual effective tax rate for 2004 and 2005 was 41.0%.

From September 29, 2000 to November 13, 2003, we operated as a limited liability company (“LLC”) and were taxed as a partnership. Accordingly, LECG paid no significant income taxes on its own behalf during that period and there is no provision for income tax during the periods from September 29, 2000 to November 13, 2003 in our consolidated financial statements.

In connection with our November 2003 initial public offering, we became a C corporation subject to federal and state income taxes. Our results for the quarter and year ended December 31, 2003 include an income tax benefit of $9.6 million. As a result of our conversion from a nontaxable limited liability company to a taxable C corporation as of our November 13, 2003 initial public offering, and in accordance with SFAS No. 109, we established beginning balances in our deferred tax assets and liabilities. Our net deferred tax assets were comprised primarily of certain expert fees and equity-based compensation amounts that were previously expensed for financial reporting purposes, but were not yet deducted for income tax purposes. Such amounts were required to be recognized through the income tax provision in the period of the change in our tax status. Based upon our 2003 results, and our estimates of 2004 and future results, we determined that it was more likely than not, that we would realize the benefit of these deferred tax assets and, accordingly, no valuation allowance was considered necessary.

Goodwill and Identifiable Intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangible were recorded related to acquisitions made through December 31, 2005. We determined that we have one reporting unit based on several factors, one of which was the similarity of operations throughout our individual offices. We evaluate our acquisitions on an individual basis to determine if it represents a separate reporting unit, as defined by SFAS No. 142 Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. Thus far, our business acquisitions have been integrated within the structure of our organization and our individual offices share similar economic characteristics and consequently are aggregated for purposes of identifying our reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows or some other basis such as our quoted market price  and measure the amount of impairment based on fair value. If a portion of a reporting unit that constitutes a business (as defined under accounting principles generally accepted in the United States) has been disposed of by sale or abandonment, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal. During the third quarter of 2005, we wrote off $1.1 million of goodwill associated with the departure in September 2005 of certain experts and staff comprising the Insurance Claims Group, who joined us in July 2002 in connection with an acquisition. For the 2005 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. At October 1, 2005, we concluded that there was no impairment to our goodwill.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-compete agreements and trade processes, and are amortized over six months to 20 years.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying value of an intangible asset may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows. At December 31, 2004 and 2005, we concluded that there was no impairment in our intangible assets.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial statements contain various estimates including, but not limited to, estimates for unrealizable revenue, estimates for advances considered unrecoverable from experts on the expert model, valuation allowance on deferred tax assets, discretionary and performance-based bonuses and contingent payments for businesses acquired. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Revenues in 2005 increased $70.1 million, or 32%, to $286.7 million from $216.6 million in 2004. This increase included a $72.9 million, or 37%, increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 35% increase in the number of expert and professional staff billable hours, in addition to a 2% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. Underlying this growth is the addition of 59 experts and 165 professional staff members since December 2004 as a result of our recruitment efforts, acquisitions of the businesses of Cook in March 2005, Bates in August 2005, Nielson Elggren in November 2005 and Lancaster and Beach in December 2005. and, and our continued growth in Europe and Canada. Our total international operations contributed $13.4 million to the overall growth in revenues in 2005. Revenues from our international operations represent 14% of total revenue as compared to 13% in 2004.

The increase in expert and professional staff revenue in 2005 was offset by a $5.7 million, or 74%, decrease in expert revenues from our performance-based services, to $2.0 million in 2005 from $7.7 million in 2004. The decrease was due primarily to the departure of the experts and staff comprising the Insurance Claims Group in September 2005. As a result of their departure, our performance-based fees will be substantially reduced in future periods.

Cost of services

Cost of services in 2005 increased $44.5 million, or 31%, to $188.2 million from $143.7 million in 2004. Our gross margin percentage was 34.3% in 2005 as compared to 33.6% in 2004. The overall margin improvement is due primarily to the growth in 2005 in our European operations, as 2004 represented the first year of expansion in continental Europe. Expert and professional staff compensation increased $34.7 million as we added 59 experts and 165 professional staff since December 2004. Our growth in revenues contributed to the increase in expert compensation, as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Bonus compensation for salaried experts and professional staff increased $5.1 million as compared to 2004 due to an increase in  professional staff headcount, a professional staff bonus compensation plan introduced in 2005 that is based heavily on utilization, low professional staff bonuses granted in 2004 and an increase in both the amount earned by and the number of salaried experts in 2005 that have a performance-based component to their overall compensation. Contributing to the increase in cost of services is the amortization of signing and performance bonuses of $6.7 million in 2005, representing an increase of $2.4 million as compared to 2004; $1.0 million of the increase relates to amortization of performance bonuses and $1.4 million to increased signing bonuses. The increase in signing bonus amortization is due, in part, to our recruiting activities in 2005. Project origination fees increased $3.4 million or 25% to $17.0 million in

2005 from $13.6 million in 2004, consistent with the growth in professional staff revenues. Costs associated with our performance-based services decreased by $4.7 million and $3.1 million for the year and fourth quarter 2005 as compared to the same periods in 2004, which is consistent with the decrease in performance based revenues and the departure of the Insurance Claims Group in September 2005.

Operating expenses

Operating expenses in 2005 increased $16.9 million, or 39%, to $60.9 million from $44.0 million in 2004. The increase was comprised of $15.8 million increase in general and administrative expenses and $1.1 million write-off of goodwill in connection with the departure of the experts and staff comprising the Insurance Claims Group in September 2005. Contributing to the increase in general and administrative expenses was $5.9 million of salary and related payroll taxes due primarily to salary increases and the addition of approximately 52 administrative staff since December 2004. Bonus compensation  for administrative staff increased $490,000 due to higher administrative headcount. Personnel costs and recruiting fees in connection with hiring experts and professional staff increased $973,000 in 2005. We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.

Our facilities costs increased $2.4 million in connection with the expansion of existing offices and the opening of four new offices since December 31, 2004. Costs related to computers, telecommunications and supplies increased $2.2 million due to increased personnel and the growth in our operations. Depreciation expense and amortization increased $573,000 due to the expansion of certain existing offices and the opening of four new offices, as well as additions to depreciable equipment and software consistent with the overall growth in our operations. Marketing and related costs increased $1.3 million as the result of our expanded marketing activities and branding initiatives designed to increase the awareness of the LECG brand, examples of which include professional event sponsorship and seminar hosting, website enhancement and underwriting the costs of technical publications authored by our experts. Outside services including legal, accounting and personnel service fees increased $790,000, included in which are $559,000 of legal, accounting and financial advisory fees incurred during the fourth quarter of 2005 in connection with our efforts to make a significant acquisition that did not succeed, as  we were ultimately unable to agree upon price. Our efforts to acquire this company extended into the first quarter of 2006, and consequently, we will expense additional costs of approximately $375,000 in the quarter ending March 31, 2006.

Interest expense

We have had no outstanding debt throughout 2005 on our term loan or revolving credit facility. Interest expense in 2005 is comprised primarily of amortization of fees paid in connection with our credit facility.

Income taxes

We recognized a $15.6 million provision for income taxes on pretax income of $37.9 million, resulting in a 41.0% effective tax rate for 2005. The difference between our 41.0% effective tax rate and our combined marginal statutory federal and weighted average states’ rate of 40.4% for 2005 is primarily due to valuation allowances recognized on deferred tax assets arising from foreign net operating loss carryforwards, the realization of which is considered to be uncertain. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $6.0 million for options exercised in 2005 and have reduced deferred tax assets by $1.0 and increased additional paid in capital by $5.0 million.

Year ended December 31, 2004 compared to year ended December 31, 2003

Comparability of financial results

The following impacts the comparability of our financial results for 2004 as compared to 2003:

•       Prior to November 13, 2003, no income taxes were recorded or paid at the corporate level. In prior periods we operated as a limited liability company and taxes were paid at the individual stockholder level and not by us.

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

•       Basic and diluted earnings per share for 2004 include the full impact of 8,625,000 shares sold in our initial public offering on November 13, 2003 and the partial impact of 250,000 shares sold in our secondary public offering on December 9, 2004, as the result of their  respective issuance dates.

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

Cost of services

Cost of services increased $31.3 million, or 28%, to $143.7 million from $112.4 million in 2003, and our gross margin percentage increased 1.5% from 33.6% in 2004 to 32.1% in 2003, due primarily to a $1.8 million reduction in equity-based compensation and lower pass-through rates, on average, for expert compensation realized in 2004 as compared to 2003. Expert and professional staff compensation increased $25.1 million as we added 92 experts and 100 professional staff in 2004. Our growth in revenues contributed to the overall increase in expert compensation, as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings. Due to increases in base salaries in 2004, and to align bonus compensation with our lower 2004 utilization rates, we reduced bonus compensation for professional staff by $1.4 million. Also contributing to the increase in cost of services is the amortization of signing bonuses of $4.5 million in 2004, representing an increase of $2.9 million from $1.6 million in 2003 as a consequence of our successful recruiting efforts. Project origination fees increased $2.8 million or 26% to $13.6 million in 2004 from $10.8 million in 2003 consistent with the growth in professional staff revenues.

Equity-based compensation in 2004 decreased $1.8 million due primarily to the variable accounting effect of certain restricted shares and options subject to performance-based vesting combined with lower prices for our stock in 2004 compared to 2003. The primary source of our current variable accounting expense was restricted shares subject to a non-recourse note. The note was repaid in May 2004, thereby eliminating any future impact of variable accounting resulting from these restricted shares. Offsetting the $594,000 benefit from shares and options subject to variable accounting is $598,000 of amortization expense associated with options and restricted stock issued with exercise prices less than the fair market value on the date of grant that are subject to fixed plan accounting for equity-based compensation. Such options and restricted stock were issued to employees prior to our November 2003 initial public offering.

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

In connection with our initial public offering, we became a C corporation subject to federal and state income taxes. We account for income taxes in accordance with SFAS No. 109. We recognized a provision for income taxes of $11.9 million for 2004 resulting in an effective tax rate of 41.0%. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $3.2 million for options exercised in 2004 and have reduced deferred tax assets and increased additional paid in capital by $1.1 million and $2.1 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had $35.7 million in cash and cash equivalents, primarily in money market accounts. Our primary financing need will continue to be to fund the growth in our operations. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographic and service areas. We expect to continue to search for and acquire top-level experts in order to deepen our existing service offerings and to add new experts and related professional staff to new practice areas. The growth in the number of experts and scope of operations has been accomplished through a mix of individual hires, group hires and acquisitions. Our 2005 acquisitions of Cook in March, Bates in August, Neilson Elggren in November, and both Beach and Lancaster in December represent the acquisition component of our overall growth strategy achieved in 2005.

Our current sources of liquidity are our cash on hand and cash generated by operations, augmented by the proceeds and tax benefits from our non-qualified option exercises along with the sale of common stock through our Employee Stock Purchase Plan. In addition, we amended our revolving credit facility in July 2005 to provide for a maximum borrowing capacity of $50.0 million, $10.0 million of which can be used to secure letters of credit. We paid loan acquisition costs and related costs of $407,000 in 2005 to amend the credit facility, which expires May 31, 2008. As of December 31, 2005, we had no outstanding borrowings, and we had outstanding letters of credit for $1.6 million.

Net cash provided by operations in 2005 was $19.8 million as compared to $945,000 used by operations in 2004 and $14.6 million provided by operations in 2003. The primary sources and uses of cash from operations in 2005 were net income of $22.4 million, which included non-cash expenses of $12.2 million. This was offset by an increase in accounts receivable of $21.4 million resulting from the increase in expert and professional staff revenue and longer billing and collection periods. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy, and international operations. We paid $7.7 million in signing bonuses and performance bonuses in 2005. Signing bonuses and signing bonuses with performance criteria are an integral part of our recruitment effort. We will likely continue to use signing bonuses in our efforts to recruit experts and professional staff. Substantially all of the signing bonuses and certain performance bonuses issued have vesting periods ranging from one to eight years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient leaves prior to the end of the vesting period. Net cash used by operating activities in 2004 was $945,000, resulting primarily from $17.1 million of net income , which included non-cash expenses of $16.2 million offset by an increase in accounts receivable of $23.6 million as the result of the increase in expert and professional staff revenue and $18.7 million paid for signing bonuses in 2004.

Net cash used by investing activities was $37.4 million for 2005 as compared to $29.6 million in 2004 and $3.9 million in 2003. Acquisition related payments in 2003, 2004 and 2005 were as follows (in millions):

	2003	2004	2005
Payments in connection with acquisitions (net of cash acquired and including transaction costs):
Bates	$—	$—	$17.1
Neilson Elggren	—	—	3.8
Cook	—	—	1.4
Lancaster	—	—	1.5
Beach	—	—	0.5
EA	—	15.4	—
SVEWG	—	4.2	1.0
LRTS	—	3.9	—
WAG	—	0.7	—
CFES	2.5	—	—
Total payments in connection with acquisitions	2.5	24.2	25.3
Performance based payments:
EA	—	—	2.5
CFES	—	1.7	1.7
LRTS	—	—	1.1
Total performance based payments	—	1.7	5.3
Total acquisition related payments	$2.5	$25.9	$30.6

Investing activities in 2005 also included investments in leasehold improvements related to the expansion of our Chicago office, and office equipment, computer hardware and software totaling $6.9 million. Investing activities in 2004 also included investments in leasehold improvements and equipment and computer hardware and software of  $3.7 million, due in part to the move into our new London office.

Net cash provided by financing activities was $12.6 million for 2005, as the result of $9.2 million of proceeds from the exercise of options and $2.1 million from the issuance of 140,774 shares of common stock in connection with our Employees Stock Purchase Plan and $1.3 million of net proceeds from our sale of an additional 74,375 shares of our common stock in January 2005 in a secondary public offering begun in December 2004.

Net cash provided by financing activities was $4.8 million for 2004, as the result of: $3.7 million of net proceeds from our secondary public offering, $2.9 million of proceeds from the exercise of options and $2.1 million of proceeds from the issuance of shares of our common stock in connection with our Employee Stock Purchase Plan, offset by final distributions to stockholders of $4.2 million for previously taxed but undistributed earnings and estimated taxes of the LLC.

Future needs

We believe funds generated by operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our cash requirements related to future operations will be funded with cash generated from operations and short-term borrowings. Cash payments for signing and performance bonuses and acquisitions could materially affect our anticipated cash needs. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term, however there can be no assurance that inflation will not have an adverse effect on our financial results and position in the future. Foreign currency exchange rates in countries we have operations have not had a material impact on our operating results or financial position to date,  Cash generated from the operations of our foreign subsidiaries have remained at the subsidiary to help fund their operations and we do not anticipate modifying that policy significantly, as it assists the operating subsidiary and mitigates the risk of transaction gains and losses from foreign currency fluctuations. However there can be no assurance that factors affecting exchange rates in these countries will not have an  adverse effect on our financial results and position in the future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table provides summary information concerning our future contractual and contingent obligations and commitments, including the acquisitions and expert hires disclosed below and other contingent commitments relating to other expert agreements, operating leases and purchase commitments.

	Payments due by years ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Operating leases(2)	$13,697	$12,748	$11,380	$10,502	$8,847	$12,694	$69,868
Bonus and signing bonus commitments	3,431	—	—	—	—	—	3,431
Contingent bonus commitments(3)	11,312	14,527	375	—	—	—	26,214
Guaranteed/earned purchase price commitments(4)	6,344	510	—	2,000	—	—	8,854
Contingent purchase price commitments(5)	2,893	14,802	6,750	5,422	1,084	2,245	33,196
Purchase commitments(6)	1,520	449	8	—	—	—	1,977
Total(1)	$39,197	$43,036	$18,513	$17,924	$9,931	$14,939	$143,540

(1)           The table includes the maximum potential payments associated with contractual obligations that are contingent upon the achievement of significant specified performance criteria. Consequently, the amounts and timing of such payments included in the table are estimates. Actual payments, if any, may differ materially from the estimates presented. If different assumptions were used, the timing and amounts of the estimates would have been materially different.

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

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if various performance goals are met. The following information is included in the summary of commitments table appearing in the beginning of this  section.

In December 2005, we acquired the business of Lancaster. In addition to the purchase price of $1.5 million paid in cash, if specified performance targets are achieved through December 2009, we will make additional payments of up to $1.35 million by no later than March 2010.

In December 2005, we acquired the business of Beach. In addition to the purchase price of $500,000 paid in cash, if specified performance targets are achieved through June 2008, we will make an additional payment of $500,000 by no later than August 2008.

In November 2005, we acquired the business of Neilson. In addition to the purchase price of $4.0 million paid in cash and shares of our common stock, if specified annual performance targets are achieved through October 2010, we will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010.

In August 2005, we acquired the business of Bates. In addition to the purchase price of $18.1 million paid in cash and shares of our common stock, if specified annual performance targets are achieved through July 2011, we will make additional payments of up to $13.0 million by no later than September 2011.

In March 2005, we acquired the business of Cook. In addition to the purchase price of $1.6 million paid in cash and shares of our common stock, if specified performance targets are achieved through December 2008, we will make additional payments of up to $1.2 million by no later than March 2009.

In connection with our October 2004 acquisition of Washington Advisory Group, we will make an additional guaranteed payment of $400,000 no later than February 2007, and, if specified performance targets are achieved through December 2006, we will make additional payments of up to $2.1 million by no later than February 2007.

In connection with our August 2004 acquisition of SVEWG, we recognized a liability in the third quarter of 2005 for an estimated performance payment of $87,000. In addition, we will make guaranteed payments of $2.0 million over the period beginning September 2006 and ending no later than September 2009, and if specified performance targets are achieved through July 2009, we will make additional payments of up to $2.7 million over the same period.

In connection with our March 2004 acquisition of EA, we paid approximately $1.7 million in March 2006 as specified performance targets for 2005 were achieved. If specified performance targets are achieved in 2006, we will make an additional payment of up to $2.6 million in March 2007. Additional payments of up to $2.0 million will also be made by March 2009 if certain higher performance targets are achieved through December 2008.

In connection with our March 2004 acquisition of LRTS, we paid $1.5 million in February 2006 as specified performance targets for 2005 were achieved. If specified performance targets achieved through February 2008, we will make additional payments of up to $2.1 million by no later than April 2008.

In connection with the hiring of certain experts and professional staff in March 2004, we will pay $5.7 million of performance bonuses in March 2006 as specified performance targets for 2005 were achieved. If specified performance targets are achieved in 2006, we have agreed to pay performance bonuses of up to $5.7 million in March 2007. All such performance bonus payments are subject to amortization from the time the bonus is earned through March 2011.

In connection with our March 2003 acquisition of CFES, we will pay $1.8 million in August 2006 as specified performance targets were achieved in 2005, and if certain specified performance targets are met in 2006, we will make an additional payment of $1.9 million in August 2007. In addition, as a result of achieving specified performance targets in 2005, we will pay bonus compensation of $560,000 in August 2006, and if specified performance targets are achieved in 2006, we will pay bonus compensation of up to $580,000 in August 2007.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of December 31, 2005, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Our long-term debt agreement calls for interest to be charged at variable rates. We had no outstanding long-term debt during 2005. If the weighted average interest rate on our variable rate debt were to have changed by 50 basis points in 2005, interest expense would not have been different from that reported.

Currency risk

We currently have international operations in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LECG Corporation:

We have audited the accompanying consolidated balance sheets of LECG Corporation and subsidiary as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting” that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LECG Corporation and subsidiary as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended

December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 10, 2006

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$42,082	$35,722
Accounts receivable, net of allowance of $433 and $666	73,137	94,299
Prepaid expenses	3,456	4,317
Deferred tax assets, net	1,476	1,745
Signing and performance bonuses—current portion	4,907	6,122
Other current assets	5,255	4,775
Total current assets	130,313	146,980
Property and equipment, net	6,493	10,791
Goodwill	57,947	77,133
Other intangible assets, net	478	10,865
Signing and performance bonuses—long-term	15,051	19,035
Other long-term assets	4,429	8,081
Total assets	$214,711	$272,885
Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$37,599	$43,924
Accounts payable and other accrued liabilities	6,225	5,412
Payable for business acquisitions—current portion	6,183	6,510
Deferred revenue	1,409	2,427
Income taxes payable	476	3,961
Total current liabilities	51,892	62,234
Payable for business acquisitions—long-term	2,400	2,400
Deferred compensation plan	3,203	6,615
Deferred tax liabilities	386	989
Other long-term liabilities	2,443	5,581
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 22,813,471 and 24,243,482 shares outstanding at December 31, 2004 and 2005, respectively	23	24
Additional paid-in capital	125,070	144,171
Deferred equity compensation	(1,580)	(1,056)
Accumulated other comprehensive income (loss)	1,158	(165)
Retained earnings	29,716	52,092
Total stockholders’ equity	154,387	195,066
Total liabilities and stockholders’ equity	$214,711	$272,885

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005
Revenues	$165,594	$216,555	$286,656
Cost of services	(112,388)	(143,715)	(188,242)
Gross profit	53,206	72,840	98,414
Operating expenses:
General and administrative expenses	(29,832)	(40,228)	(55,490)
Depreciation and amortization	(4,261)	(3,760)	(4,383)
Goodwill write off	—	—	(1,063)
Operating income	19,113	28,852	37,478
Interest income	103	359	809
Interest expense	(2,620)	(238)	(346)
Other income (expense), net	466	5	(15)
Income before income taxes	17,062	28,978	37,926
Income tax benefit (expense)	9,613	(11,874)	(15,550)
Net income	26,675	17,104	22,376
Accrued preferred dividends and accretion of preferred units	(7,712)	—	—
Net income attributable to common shares	$18,963	$17,104	$22,376
Net income per share:
Basic	$1.39	$0.78	$0.96
Diluted	$1.17	$0.73	$0.91
Shares used in calculating net income per share:
Basic	13,674	21,905	23,409
Diluted	16,261	23,429	24,557

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net income	$26,675	$17,104	$22,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	482	207	201
Depreciation and amortization of property and equipment	2,945	2,490	3,064
Amortization of other intangibles	1,316	1,270	1,319
Signing and performance bonuses paid	(2,565)	(18,687)	(7,652)
Amortization of signing and performance bonuses	1,448	4,304	6,729
Goodwill write-off	—	—	1,063
Tax benefit from option exercises and equity compensation plans	—	3,155	6,027
Equity based compensation	1,754	4	541
Deferred rent	540	1,148	1,441
Deferred taxes	(10,095)	7,913	(731)
Other	(191)	(38)	(88)
Changes in assets and liabilities:
Accounts receivable	(11,388)	(23,626)	(21,373)
Prepaid and other current assets	(1,924)	(3,585)	(474)
Accounts payable and other accrued liabilities	(518)	216	2,644
Accrued compensation	5,502	6,891	1,978
Deferred revenue	(193)	101	972
Deferred compensation plan assets net of liabilities	—	46	166
Other assets	813	16	(227)
Other liabilities	25	126	1,866
Net cash provided by (used in) operating activities	14,626	(945)	19,842
Cash flows from investing activities
Business acquisitions, net of acquired cash	(2,498)	(25,851)	(30,551)
Purchase of property and equipment	(1,349)	(3,664)	(6,897)
Other	(84)	(102)	6
Net cash used in investing activities	(3,931)	(29,617)	(37,442)
Cash flows from financing activities
Proceeds from initial and secondary public offering, net of offering costs	134,132	3,733	1,311
Proceeds from issuance of stock—employee stock plan	—	2,112	2,071
Exercise of stock options	505	2,912	9,181
Borrowings under revolving credit facility	41,400	—	—
Repayments of long-term debt	(18,800)	—	—
Repayments under revolving credit facility	(42,900)	—	—
Payment of loan fees	(892)	—	—
Redemption of preferred units	(40,713)	—	—
Distributions to common unitholders	(19,407)	(4,235)	—
Other	11	295	—
Net cash provided by financing activities	53,336	4,817	12,563
Effect of exchange rates on changes in cash	570	650	(1,323)
Increase (decrease) in cash and cash equivalents	64,601	(25,095)	(6,360)
Cash and cash equivalents, beginning of year	2,576	67,177	42,082
Cash and cash equivalents, end of year	$67,177	$42,082	$35,722
Supplemental disclosure
Cash paid for interest	$1,984	$299	$108
Cash paid for income taxes	$153	$686	$5,888
Non cash investing and financing activities:
Fair value of common stock issued for acquisitions	—	$1,958	$1,500

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except unit and share data)

Common units			Common stock						Accumulated
Units	Amount	Accumulated deficit	Shares	Par value	Additional paid in capital	Retained earnings	Receivable from stockholder	Deferred equity compensation	other comprehensive income (loss)	Total stockholders’ equity	Total comprehensive income (loss)

Balance at December 31, 2002	12,775,030	31,228	(38,161)	—	—	—	—	(290)	(1,280)	(129)	(8,632)
Deferred equity compensation	140,625	2,025	—	—	—	—	—	—	(2,025)	—	—
Equity compensation and other	(1,875)	67	—	—	—	598	—	(13)	1,112	—	1,764
Exercise of options	154,376	505	—	—	—	—	—	—	—	—	505
Preferred dividends	—	—	(2,712)	—	—	—	—	—	—	—	(2,712)
Preferred accretion	—	—	(5,001)	—	—	—	—	—	—	—	(5,001)
Distributions to common unitholders	—	—	(23,383)	—	—	—	—	—	—	—	(23,383)
Net income through November 13, 2003	—	—	14,063	—	—	—	—	—	—	—	14,063	$ 14,063
Conversion to C corporation	(13,068,156)	(33,825)	55,194	13,068,156	13	(21,382)	—	—	—	—	—
Proceeds from initial public offering, net	—	—	—	8,625,000	9	134,110	—	—	—	—	134,119
Decrease in shareholder receivable	—	—	—	—	—	—	—	13	—	—	13
Net income from November 13, 2003 to December 31, 2003	—	—	—	—	—	—	12,612	—	—	—	12,612	12,612
Amortization of transition adjustment	—	—	—	—	—	—	—	—	—	70	70
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	569	569	569
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$ 27,244
Balance at December 31, 2003	—	—	—	21,693,156	22	113,326	12,612	(290)	(2,193)	510	123,987
Issuance of common stock—Employee Stock Purchase Plan	—	—	—	145,837	—	2,112	—	—	—	—	2,112
Proceeds from public offering, net	—	—	—	250,000	—	3,733	—	—	—	—	3,733
Issuance of common stock in connection with acquisitions	—	—	—	107,741	—	1,958	—	—	—	—	1,958
Equity compensation and other	—	—	—	—	—	(606)	—	—	612	—	6
Exercise of options	—	—	—	626,112	1	2,911	—	—	—	—	2,912
Tax benefit of stock option exercises	—	—	—	—	—	2,063	—	—	—	—	2,063
Repurchases of common stock	—	—	—	(9,375)	—	(1)	—	—	1	—	—
Distributions to common unitholders	—	—	—	—	—	(431)	—	—	—	—	(431)
Decrease in shareholder receivable	—	—	—	—	—	5	—	290	—	—	295
Net income	—	—	—	—	—	—	17,104	—	—	—	17,104	$ 17,104
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	648	648	648
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$ 17,752
Balance at December 31, 2004	—	—	—	22,813,471	23	125,070	29,716	—	(1,580)	1,158	154,387
Issuance of common stock—Employee Stock Purchase Plan	—	—	—	140,774	—	2,071	—	—	—	—	2,071
Proceeds from public offering, net	—	—	—	74,375	—	1,311	—	—	—	—	1,311
Issuance of common stock in connection with acquisitions	—	—	—	69,256	—	1,500	—	—	—	—	1,500
Equity compensation	—	—	—	—	—	17	—	—	524	—	541
Exercise of options	—	—	—	1,145,606	1	9,180	—	—			9,181
Tax benefit of stock option exercises	—	—	—	—	—	5,022	—	—	—	—	5,022
Net income	—	—	—	—	—	—	22,376	—	—	—	22,376	$ 22,376
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,323)	(1,323)	(1,323)
Total comprehensive income	—	—	—	—	—	—	—	—	—		—	$21,053
Balance at December 31, 2005	—	$ —	$ —	24,243,482	$ 24	$ 144,171	$ 52,092	$ —	$ (1,056)	$ (165)	$ 195,066

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

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company’s experts may be either employees of the Company or independent contractors. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 22 other offices across the country. The Company also has international offices in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated from the consolidated results of operations and financial position.

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

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization and includes costs of improvements to leased properties. Depreciation and amortization is computed using the straight-line method over the assets estimated useful life or the lesser of the estimated useful life or related lease term. Estimated useful lives generally range from three years for computers, software, telecommunication equipment and office equipment, and five years for furniture and fixtures. The Company’s policy is to evaluate its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized would be measured as the difference between the related carrying amount and fair value. No such impairment has been recognized.

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

For purposes of testing for impairment of goodwill, the Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices. The Company’s business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units.  The Company assesses the impairment of goodwill at least annually, and whenever events or significant changes in circumstances indicate that the carrying value may no be recoverable.  Factors that the Company considers important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows or some other basis such as our quoted market price and measure the amount of impairment based on fair value. For the 2005 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. At October 1, 2005, we concluded that there was no impairment to our goodwill.

If a portion of a reporting unit that constitutes a business has been disposed of by sale or abandonment, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal. During the third quarter of 2005, we wrote off $1.1 million of goodwill associated with the departure in September 2005 of certain experts and staff comprising the Insurance Claims Group.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill are as follows (in thousands):

	Year ended December 31,
	2004	2005
Balance at beginning of year	$23,976	$57,947
Acquisitions (see Note 3)	27,256	13,563
Additional performance-based component of acquisitions (See Note 3)	6,759	6,522
Goodwill write-off	—	(1,063)
Other(1)	(44)	164
Balance at end of year	$57,947	$77,133

(1)          Other represents the finalization of initial estimates related to transaction costs and to certain assumed liabilities.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, contract rights, non-compete agreements and trade processes and are generally amortized over six months to 20 years.

Other intangible assets as of December 31, 2004 and 2005 were (in thousands):

	Gross	Accumulated Amortization	Net
As of December 31, 2004
Customer contracts	$1,814	$(1,436)	$378
Other	100	—	100
Total	$1,914	$(1,436)	$478
As of December 31, 2005
Customer relationships	$8,600	$(368)	$8,232
Customer contracts	1,666	(527)	1,139
Other identifiable intangible assets	1,540	(46)	1,494
Total	$11,806	$(941)	$10,865

The estimated future amortization expense of other intangible assets as of December 31, 2005 is as follows (in thousands):

2006	$2,098
2007	1,328
2008	1,148
2009	1,109
2010	1,109
Thereafter	4,073
Total	$10,865

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

Cost of services

Costs of services consists of compensation to experts, compensation of professional staff, project costs including reimbursable expenses and fees charged for outside services, equity-based compensation and signing and performance bonuses.

The majority of the Company’s compensation to experts is comprised of expert fees and project origination fees. Expert fees represent amounts earned by the experts based on their contractual “pass-through” percentage applied to revenues generated by work they perform in the period. Project origination fees represent the contractual percentage applied to professional staff revenue and in certain circumstances other expert revenue, recognized on engagements secured by such experts. Expert fees and project origination fees are accrued in the period in which the associated revenue is recognized. Experts who are compensated under the Company’s variable compensation expert model also may receive a discretionary bonus each quarter. Such bonus is determined based upon 5% of such expert’s total compensation each quarter, up to a maximum of $50,000 annually for each expert. The decision as to whether to pay this discretionary bonus is made on a quarterly basis. The Company’s Board of Directors has delegated this quarterly decision to Dr. Teece, Chairman of the Board, and Mr. Kaplan, President and Director through February 22, 2006. Such discretionary bonuses included in cost of services were $0 in 2003, 2004 and 2005. The remaining experts’ compensation consists of compensation paid under a salary and bonus model.

Signing and performance bonuses, which represent supplemental payments to attract and retain certain key experts are deferred and amortized over the period for which they are recoverable from the individual expert, generally one to eight years. Amortization of signing and performance bonuses included in cost of services was $1.4 million, $4.3 million and $6.7 million in 2003, 2004 and 2005, respectively.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred rent

The Company leases office space in 33 cities. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account lessor incentives for tenant improvements and periods, including construction periods, where no rent payment is required (“rent holidays”). The Company recognizes deferred rent as the difference between the expense recognized on a straight-line basis and the payments made per the terms of the lease.

Income taxes

In connection with the Company’s initial public offering, the Company became a C Corporation subject to federal and state income taxes. The Company accounts for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes, under which deferred assets and liabilities were recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized.

Prior to converting to a C corporation on November 13, 2003, the Company operated as a limited liability company (“LLC”). As an LLC, LECG’s income or losses were “passed through” to its owners who were liable for any related income taxes. LECG was subject to an $800 minimum tax and a tax based on total revenues of the Company by the State of California and also certain income taxes related to foreign jurisdictions. For 2003 and 2004, the Company distributed $8.3 million and $1.3 million respectively, to common unitholders towards the payment of tax obligations.

Concentration of credit risk

The Company’s accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company performs a credit evaluation of each of its clients to minimize its collectibility risk and has not required collateral or other security from its clients.

The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
Balance at beginning of year	$315	$482	$433
Charged to costs and expenses	482	207	201
Amounts written off, net of recoveries	(315)	(256)	32
Balance at end of year	$482	$433	$666

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

SFAS No. 123 requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method since the Company’s inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. If the computed values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards (based upon the weighted average assumptions described in Note 8), net income would have been (in thousands, except per share data):

	Year ended December 31,
	2003	2004	2005
Net income attributed to common stockholders as reported	$18,963	$17,104	$22,376
Add: equity-based employee compensation expense included in net income, net of the effect of taxes	1,754	2	319
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of the effect of taxes	(7,491)	(3,191)	(4,465)
Pro forma net income	$13,226	$13,915	$18,230
Basic income per share:
Net income attributable to common shares—as reported	$1.39	$0.78	$0.96
Net adjustment for fair value based method	(0.42)	(0.15)	(0.18)
Net income attributable to common shares—pro forma	$0.97	$0.63	$0.78
Diluted income per share:
Net income attributable to common shares—as reported	$1.17	$0.73	$0.91
Net adjustment for fair value based method	(0.36)	(0.14)	(0.17)
Net income attributable to common shares—pro forma	$0.81	$0.59	$0.74

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

As required, the Company adopted SFAS  No.123(R) Share-Based Payment effective January 1, 2006 to account for equity-based compensation and will use the modified prospective method of transition, which requires that compensation expense be recorded at the beginning of the first quarter of adoption of

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 123(R) for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amounts. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. The Company has previously used the Black-Scholes option pricing model for disclosure requirements under SFAS No. 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and will continue to use this option pricing model to value new option grants. Based on current options and restricted shares of common stock outstanding, the Company anticipates equity-based compensation in 2006 will be approximately $6.0 million. The actual amount of equity-based compensation to be incurred in 2006 can differ materially from this estimate based on factors such as the number of additional options and shares of restricted stock to be issued in 2006, the volatility of the Company’s stock and the vesting period for equity instruments granted to employees.

Net income per share and share amounts

Basic net income per common share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of common shares issuable upon the exercise of options and unvested restricted stock, are included in the diluted net income per common share calculation to the extent these shares are dilutive.

The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Year ended December 31,
	2003	2004	2005
Net income attributable to common shares	$18,963	$17,104	$22,376
Weighted average shares outstanding:
Basic	13,674	21,905	23,409
Effect of dilutive stock options and unvested restricted stock	2,587	1,524	1,148
Diluted	16,261	23,429	24,557
Net income per share:
Basic	$1.39	$0.78	$0.96
Diluted	$1.17	$0.73	$0.91

The following shares were excluded from the calculation of diluted net income per share for 2003,  2004 and 2005, as these shares were antidilutive: 0.7 million, 1.8 million and 2.2 million, respectively.

Foreign currency translation

Assets and liabilities of the Company’s non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income for the period in which exchange rates change.

Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation.

Segment reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates as one business segment. Revenues attributable to international activities were $15.2 million, $28.0 million and $41.5 million for the years ended December 31, 2003, 2004 and 2005, respectively. Total long-lived assets of the Company’s foreign subsidiaries were $9.4 million and $12.1 million as of December 31, 2004 and 2005, respectively.

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

In December 2005, the Company acquired substantially all of the assets of Lancaster Consulting LLC (“Lancaster”), an expert services firm specializing in general management, mergers and acquisitions, litigation and financial management consulting. The purchase price consisted of $1.5 million paid at closing. The purchase price, including acquisition costs, was allocated as follows:

•       $1.5 million to goodwill and

•       $64,000 to contract rights (six-month amortization), other identifiable intangible assets (six-year amortization) and net current assets and equipment.

In addition, if specified performance targets are achieved through December 2009, the Company will make additional payments of up to $1.35 million by no later than March 2010. Additional goodwill will be recorded in subsequent years if these performance targets are met.

In December 2005, the Company acquired substantially all of the assets of Beach & Company International LP (“Beach), an expert services firm specializing in financial, economic and operational consulting.  The purchase price consisted of $500,000 paid at closing. The purchase price, including acquisition costs, was allocated as follows:

•       $447,000 to goodwill,

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•       $75,000 to contract rights (eight-month amortization), other identifiable intangible assets (three-year amortization) and net current assets and equipment.

In addition, if specified performance targets are achieved by June 2008,  the Company will make an additional payment of $500,000 by no later than August 2008. Additional goodwill will be recorded in subsequent years if these performance targets are met.

In November 2005, the Company acquired substantially all of the assets of Neilson Elggren LLP (“Neilson”), a financial and insolvency expert and consulting services firm.  The purchase price of $4.0 million was comprised of $3.75 million of cash paid at closing and 10,832 unregistered shares of LECG stock with an estimated fair market value of $250,000. The purchase price, including acquisition costs, was allocated as follows:

•       $3.1 million to goodwill,

•       $430,000 to contract rights (21-month amortization),

•       $380,000 to other intangible assets (five to seven-year amortization) and

•       $96,000 to net current assets and equipment.

In addition, if specified performance targets are achieved through October 2010, the Company will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010. As of December 31, 2005, as a result of achieving specified performance targets, the Company recognized $110,000 of additional goodwill, to be paid in January 2007.

On August 15, 2005 the Company purchased the business (including certain assets, experts and professional staff) of Bates Private Capital Inc. (“Bates”), an expert services firm specializing in dispute resolution for the retail securities industry. The purchase price of $18.1 million was comprised of $17.0 million paid in cash at closing, the issuance of 44,425 unregistered shares of LECG common stock with an estimated fair market value of $1.0 million and acquisition costs of $89,000. The purchase price, including acquisition costs, was allocated as follows:

•       $7.0 million to goodwill,

•       $8.6 million to customer relationships (nine-year amortization),

•       $1.1 million to contract rights (one-year amortization),

•       $1.0 million to other identifiable intangible assets (seven to 20-year amortization) and

•       $419,000 to fixed assets and net current assets

In addition, if specified annual performance targets are achieved from August 2005 to July 2011, the Company will make additional payments of up to $13.0 million by no later than September 2011. Additional goodwill will be recognized in subsequent years if these performance targets are met. As of December 31, 2005, as a result of achieving specified performance targets, the Company recognized $1.2 million of additional goodwill, to be paid in September 2006.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarized unaudited pro forma consolidated results of operations are presented as if the acquisition of Bates had occurred on January 1, 2004. The unaudited results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented (in thousands, except per share amounts):

	Unaudited
	Year ended December 31,
	2004	2005
Revenue—as reported	$216,555	$286,656
Revenue—pro forma	$234,742	$299,054
Net income—as reported	$17,104	$22,376
Net income—pro forma	$18,887	$24,101
Net income per share:
Basic—as reported	$0.78	$0.96
Basic—pro forma	$0.86	$1.03
Diluted—as reported	$0.73	$0.91
Diluted—pro forma	$0.80	$0.98

On March 1, 2005, the Company acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. (“Cook”), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation. The purchase price of $1.6 million was comprised of $1.35 million paid in cash at closing and the issuance of 13,999 unregistered shares of LECG common stock with an estimated fair market value of $250,000. The purchase price including acquisition costs was allocated as follows:

•       $1.6 million to goodwill,

•       $90,000 to contract rights (two to 12-month amortization) and net current assets and equipment.

In addition, if specified performance targets are achieved from March 2005 through December 2008, the Company will make additional payments of up to $1.2 million by no later than March 2009. Additional goodwill will be recorded in subsequent years if such performance targets are met.

In October 2004, the Company acquired substantially all of the assets of Washington Advisory Group, LLC (“WAG”), an expert services firm specializing in technology assessment and policy, and research and development strategy. The purchase price was comprised of an initial payment of $658,000 and a minimum guaranteed payment of $400,000 payable by February 15, 2007 or before if certain performance targets are achieved. The purchase price was allocated as follows:

•       $940,000 to goodwill,

•       $69,000 to contract rights (six-month amortization) and

•       $49,000 to net current assets and property and equipment.

Additional payments of up to $2.1 million will be made by no later than February 2007 if specified performance targets are met through December 2006. Additional goodwill will be recognized in subsequent years if these performance targets are met.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2004, the Company acquired all of the outstanding shares of Silicon Valley Expert Witness Group, Inc. (“SVEWG”), a company providing expert services involving complex technologies and intellectual property disputes. The purchase price of $9.0 million was comprised of $5.0 million paid in cash, the issuance of 56,850 unregistered shares of common stock with a fair market value of $958,000, and $3.0 million of guaranteed payments to be made no later than September 2009. The purchase price was allocated as follows:

•       $7.8 million to goodwill,

•       $100,000 to contract rights (ten-month amortization) and

•       $1.1 million to net current assets and property and equipment.

The Company made guaranteed purchase price payments totaling $1.0 million in September and October 2005 and will make guaranteed purchase price payments of $2.0 million over the period beginning September 2006 and ending no later than September 2009.  If specified performance targets are achieved through July 2009, the Company will make additional payments of up to $2.7 million over the same period. Additional goodwill will be recorded in subsequent years if these performance targets are met. As the result of achieving specified performance targets during the 12-month period ended July 2005, the Company recognized $87,000 of goodwill. In addition, if specified performance targets are met during the 12-month periods ending July 2006 and July 2007, the Company will make bonus compensation payments of $200,000 in each of September 2006 and September 2007.

In March 2004, the Company acquired the business of Economic Analysis, LLC (“EA”), a company providing expert services involving complex business litigation and regulatory matters. The purchase price was comprised of $15.4 million paid in cash, and the issuance of 50,891 unregistered shares of common stock with a fair market value of $1.0 million. The purchase price was allocated as follows:

•       $15.0 million to goodwill,

•       $900,000 to contract rights (12-month amortization) and

•       $500,000 to property and equipment and other assets.

As a result of achieving certain performance targets for the periods ended December 31, 2004 and 2005, the Company recognized approximately $4.3 million of additional goodwill, of which $2.5 million was paid in March 2005 and approximately $1.8 million was paid in March 2006. In addition, if specified performance targets are achieved in 2006, the Company will make an additional payment of up to $2.6 million in March 2007, and additional payments of up to $2.0 million by no later than March 2009 if certain higher performance targets are met by December 2008. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

In March 2004, the Company acquired the business of Low Rosen Taylor Soriano (“LRTS”), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. The purchase price was $3.9 million paid in cash, and allocated as follows:

•       $3.5 million to goodwill,

•       $145,000 to contract rights (12-month amortization) and

•       $312,000 to property and equipment and other assets, net of liabilities assumed.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of achieving certain performance targets for the periods ended December 31, 2004 and 2005, the Company recorded additional goodwill of approximately $2.4 million, of which $1.0 million was paid in February 2005 and $1.4 million was paid in February 2006. In addition, if specified performance targets are achieved through February 2008, the Company will make additional payments of up to $2.1 million through April 2008. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

In August 2003, the Company acquired the business of the Center for Forensic Economic Studies (“CFES”). The purchase price was $2.4 million paid in cash, and allocated as follows:

•       $1.7 million was allocated to goodwill,

•       $600,000 to contract rights (18-month amortization),

•       $96,000 to property and equipment,

•       $100,000 was allocated to rights to license software under development for which amortization will begin when the software is available for general release to customers.

As a result of achieving certain performance targets for the periods ended December 31, 2003, 2004 and 2005, the Company recognized $5.2 million of additional goodwill, of which $1.7 million was paid in August 2004 , $1.7 million was paid in August 2005 and $1.8 million will be paid in August 2006. In addition, if specified performance targets met in 2006, the Company will make an additional payments of up to $1.9 million by August 2007. Additional goodwill will be recorded in subsequent years if these performance targets are met.

In connection with the CFES acquisition, the Company also agreed to make annual cash payments of $520,000 to $580,000 in 2004 through 2007 based upon achievement of certain revenue and earnings targets, subject to continued employment of the four experts. As a result of achieving certain performance targets in 2003, 2004 and 2005, the Company recognized $217,000, $529,000 and $548,000 of bonus compensation expense, of which $520,000 was paid in August 2004, $540,000 was paid in August 2005 and the remainder will be paid in August 2006. In addition, in connection with the CFES acquisition, the Company also issued 140,625 restricted shares (valued at a fair market value of $14.40 per share) that vest over five years, subject to continued employment of the four experts. The Company recorded equity-based compensation of $169,000, $405,000 and $405,000 in 2003, 2004 and 2005, respectively, related to these restricted shares. The Company will continue to record compensation expense related to these restricted shares in future years based upon continued employment of the individuals.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the changes in the carrying amount of goodwill (see Note 2):

	2004	2005
Balance at beginning of year	$23,976	$57,947
Goodwill recognized in connection with acquisitions:
Bates	—	6,960
Neilson	—	3,135
Cook	—	1,559
Lancaster	—	1,462
Beach	—	447
EA	15,037	—
LRTS	3,468	—
SVEWG	7,811	—
WAG	940	—
CFES	—	—
Total purchase additions	27,256	13,563
Goodwill recognized in connection with performance-based component of acquisitions:
EA	2,369	1,897
CFES	3,392	1,792
LRTS	998	1,388
Bates	—	1,248
SVEWG	—	87
Neilson	—	110
Total performance-based additions	6,759	6,522
Goodwill write-off	—	(1,063)
Other(1)	(44)	164
Balance at end of year	$57,947	$77,133

(1)          Other represent the finalization of initial estimates related to transaction costs and to certain assumed liabilities.

4.   Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2005
Computer equipment	$5,740	$6,765
Furniture, fixtures and other equipment	5,398	7,023
Software	2,985	4,196
Leasehold improvements	2,797	5,917
Total	16,920	23,901
Less: accumulated depreciation and amortization	(10,427)	(13,110)
Total property and equipment, net	$6,493	$10,791

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Borrowing Arrangements

As of December 31, 2005, the Company’s revolving credit facility provides for maximum borrowings of $50.0 million, of which $10.0 million is available for letters of credit. Borrowings and letters of credit under this facility are limited to 80% of eligible receivables. Loan acquisition fees and related costs of $407,000 were paid in 2005 to increase the borrowing limits under the amended revolving credit facility and will be amortized through May 31, 2008, the date the credit facility expires. As of December 31, 2005, the Company had no outstanding borrowings on this facility and letters of credit outstanding in the amount of $1.6 million. The rate in effect for the revolving credit facility at December 31, 2005 was 7.25%.

Borrowings under the revolving credit facility are collateralized by substantially all of the assets of the Company. Interest is due quarterly at the banks’ Base Rates or LIBOR, plus an Applicable Margin, as defined and the revolving credit facility contains certain restrictive covenants including the maintenance of minimum financial ratios, levels of earnings and restrictions related to levels of capital expenditures, acquisitions and distributions to stockholders. The Company was in compliance with these covenants in 2005.

In 2003, the Company had $15,500,000 of outstanding borrowings on its term loan, which it repaid in December 2003. As a consequence, $412,000 of unamortized loan fees was recognized as interest expense in 2003.

6.   Redeemable Class A Preferred Units

Redemption of preferred units

In 2000, the Company sold investment units, each consisting of a combination of Redeemable Class A Preferred (“Preferred”) and Common units of ownership interest at a ratio of 326.1 Common units for each unit of Preferred. In total, the Company realized related proceeds of $31,102,873 (net of $805,229 of equity issuance costs) and issued 31,797 Preferred and 10,370,128 Common units. In November 2003, following the Company’s initial public offering and in accordance with the redemption terms of the Preferred units, the Company paid $40,712,619 to Preferred unitholders to redeem all of the outstanding and accrued Preferred units. As a consequence of redeeming the Preferred units in 2003, the Company recognized the remaining amount of accretion associated with the Preferred units and reduced net income attributed to shareholders by $4.0 million.

Distributions to unitholders

The Company also paid $11,123,723 in 2003 of previously taxed income (“PTI”) of LECG Holdings LLC to common unitholders of record on November 13, 2003. The final PTI distribution of approximately $3.0 million was paid in 2004, as well as an additional $1.3 million for estimated taxes of the LLC for the period from January 1 to November 13, 2003.

7.   Employee Stock Purchase Plan

In November 2003, the Company adopted an Employee Stock Purchase Plan (“ESPP”) under which eligible United States and New Zealand employees may purchase newly issued shares of common stock of the Company at 85% of the lower of the closing price of the Company’s common stock on the first and last day of the six-month offering periods, which end in April and October. Employees pay for their shares of common stock through payroll deductions at a rate equal to any whole percentage from 1% to 15% of

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their gross wages. There were 63,112 common shares issued under the ESPP in April 2005 at a weighted average price of $14.64 per share and 77,662 common shares issued in October 2005 at a weighted average price of $14.75 per share.

The Board of Directors authorized 950,000 shares of common stock for issuance under the ESPP, which also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, equal to the lesser of: (1) 1.5% of the outstanding shares of our common stock on the first day of the fiscal year; (2) 500,000 shares; or (3) a lesser amount as determined by the board of directors. The Board of Directors determined not to provide for this annual increase in the ESPP for fiscal 2005.

8.   Equity-based compensation expense

The Company records equity-based compensation related to certain non-qualified stock options and certain restricted shares of common stock, both of which have vesting criteria based on time, performance or both, as well as common shares issued in exchange for non-recourse notes. Equity-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Options:
Employees-time and performance vesting	$315	$(66)	$136
Employees-accelerated vesting	585	—	—
Non-employees-time and performance vesting	25	(5)	—
Restricted common shares:
Employees-time and performance vesting	242	459	405
Non-employees-time and performance vesting	5	—	—
Common shares issued in exchange for non-recourse notes	582	(384)	—
Total equity based compensation expense	$1,754	$4	$541

2000 Incentive Plan

The Company’s 2000 Incentive Plan was replaced by the 2003 Stock Option Plan in November 2003 following the completion of the Company’s initial public offering. Under the 2000 Incentive Plan, options to purchase common stock were granted to employee and non-employee. Compensation cost related to options subject to vesting over time granted to employees is measured as the excess, if any, of the fair value of the underlying stock at the date of grant over the exercise price, and is amortized on a straight-line basis over the vesting period. Compensation cost related to options subject to performance vesting granted to employees is subject to variable plan accounting. Compensation cost for employee grants was $315,000 and $136,000 for 2003 and 2005, respectively, and compensation income of $66,000 in 2004.

Compensation cost related to option grants to non-employees is measured based upon the fair value as determined by the Black-Scholes option pricing model (using the assumptions in the table at the end of this Note), and is amortized on a graded-vesting basis over the vesting period. Compensation cost related to non-employee grants was $25,000 and $0 for 2003 and 2005, respectively, and compensation income of $5,000 was recognized for 2004. The awards are treated as nonqualified stock options and are generally granted with 10-year terms and four to eight year vesting periods.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2003, the vesting for 937,500 options issued in October 2001 to two officer directors was accelerated, in accordance with the terms of their option agreements. As a result of the acceleration, the Company recognized equity-based compensation of $585,052.

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

•       1,250,000 shares; or

•       a lesser amount as may be determined by the Board of Directors.

The Board of Directors approved additional shares to the Stock Option Plan of 897,000 effective January 1, 2004 and 968,000 effective January 1, 2006.

The Company had the following option activity:

	Options	Weighted average exercise price
Outstanding at January 1, 2003	3,920,323	$6.53
Granted in 2003:
Granted with exercise price greater than fair market value (weighted average fair value of $8.40 per share)	879,548	$15.97
Granted with exercise price equal to fair market value (weighted average fair value of $13.23 per share)	9,375	$20.66
Canceled	(70,425)	$9.08
Exercised	(154,350)	$3.07
Outstanding at December 31, 2003	4,584,471	$8.44
Granted in 2004:
Granted with exercise price greater than fair market value (weighted average fair value of $10.61 per share)	1,500,000	$21.85
Granted with exercise price equal to fair market value (weighted average fair value of $10.16 per share)	831,865	$18.30
Canceled	(39,076)	$6.10
Exercised	(626,109)	$4.44
Outstanding at December 31, 2004	6,251,151	$13.39
Granted in 2005:
Granted with exercise price equal to fair market value (weighted average fair value of $9.70 per share)	761,406	$20.82
Canceled	(252,189)	$16.94
Exercised	(1,145,606)	$7.99
Outstanding at December 31, 2005	5,614,762	$15.33

There were 447,582 options available for future grants at December 31, 2005.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information as of December 31, 2005 concerning currently outstanding and exercisable options:

				Options Exercisable		Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/2005	Weighted Average Exercise Price
$ 0.01	to	$3.07	531,469	5.14	$2.90	530,729	$2.90
$ 5.33	to	$5.33	937,500	5.83	$5.33	937,500	$5.33
$ 8.00	to	$15.97	309,352	7.58	$13.03	166,604	$11.41
$16.00	to	$16.00	1,080,793	7.27	$16.00	691,768	$16.00
$16.03	to	$20.71	862,883	8.99	$19.20	91,130	$18.18
$21.85	to	$21.85	1,500,000	8.35	$21.85	—	—
$22.04	to	$24.99	392,765	9.29	$22.55	34,742	$23.80
$ 0.01	to	$24.99	5,614,762	7.54	$15.33	2,452,473	$8.97

There were 2,970,195 and 2,993,015 options exercisable with weighted average exercise prices of $5.46 and $7.36 at December 31, 2003 and 2004, respectively.

Restricted common shares

In August 2003, the Company issued 140,625 restricted shares, at a fair value of $14.40 per share, in connection with its acquisition of CFES (see Note 3). These shares cliff-vest at a rate of 80% on August 1, 2007 and 20% on August 1, 2008.

Restricted common shares issued to employees are subject to fixed plan accounting. The Company recognizes equity compensation on a straight-line basis over the vesting period of the shares. The Company recognized  $242,000, $459,000 and $405,000 in 2003, 2004 and 2005, respectively.

The Company had the following restricted common share activity:

Outstanding restricted shares at January 1, 2003	308,747
Issued at $14.40 per share	140,625
Shares for which the restrictions lapsed	(152,556)
Repurchased at $0.01 per share	(1,874)
Outstanding at December 31, 2003	294,942
Repurchased at $0.01 per share	(9,375)
Outstanding at December 31, 2004	285,567
Shares for which the restrictions lapsed	(144,942)
Outstanding at December 31, 2005 (no shares vested)	140,625

Receivables from stockholders

In 2002, a stockholder borrowed $280,000 on a non-recourse basis in order to purchase restricted common shares. The note was repaid in May 2004. The non-recourse nature of these notes resulted in equity compensation subject to variable plan accounting throughout the period that the notes were outstanding. Associated with the non-recourse note, the Company incurred $582,000 of equity compensation in 2003, and equity compensation income of $383,000 in 2004.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 123 Assumptions

The following weighted average assumptions are used in conjunction with the Black-Scholes method to determine compensation expense for options and restricted shares issued to non-employees and for the pro forma effect of applying FAS 123 to measure compensation expense for options and restricted shares issued to employees:

	Year Ended December 31,
	2003	2004	2005
Dividend yield	None	None	None
Volatility	70.0%	44.0%	40.0%
Risk-free interest rate	2.8%	4.3%	4.2%
Expected term, in years	5.0	7.0	7.0

9.   Commitments and contingencies

Legal proceedings

In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. (“MMC”) filed a complaint against LECG and one of its experts. This action arises out of LECG’s hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that LECG interfered with NERA’s contractual relations and advantageous business relationships, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by LECG and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint. The parties have served discovery requests, including interrogatories and document requests and discovery is ongoing. However, the Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

The Company is also a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of the Company’s management, would not have a material adverse effect on the Company’s business, financial position or results of operations.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business acquisitions and expert hires

The Company has made commitments in connection with its acquisitions and certain expert agreements that will require the Company to make additional payments and bonus compensation payments if specified performance targets are met. See Note 3 for commitments and contingencies related to the acquisitions of Beach, Lancaster, Neilson, Bates WAG, SVEWG, EA, LRTS and CFES. In connection with the hiring of certain experts and professional staff in March 2004, we will pay performance bonuses of $5.7 million in March 2006 as specified performance targets were achieved in 2005, and we have agreed to pay performance bonuses of up to $5.7 million in March 2007 if specified performance targets are achieved in 2006. The Company believes that it is more likely than not that the $5.7 million performance due in March 2007 will be paid. All such bonus payments are subject to amortization from the time the bonus is earned through March 2011.

Leases

The Company leases its office facilities and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2019. Such leases include fixed or minimum payments plus, in some cases, free rent periods and scheduled base rent increases over the term of the lease, as well as additional rents based on the Consumer Price Index. The Company recognizes rent expense on a straight-line basis over the lease term. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Certain leases include landlord incentives for leasehold improvements. These incentives are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Future minimum annual lease payments under long-term operating leases are as follows (in thousands):

	Minimum Operating Lease Commitments	Sublease income	Net Operating Lease Commitments
Year ending December 31,
2006	$13,697	$(1,220)	$12,477
2007	12,748	(925)	11,823
2008	11,380	(576)	10,804
2009	10,502	(460)	10,042
2010	8,847	(229)	8,618
Thereafter	12,694		12,694
Total	$69,868	($3,410)	$66,458

Rent expense net of sublease income, was $7.4 million, $9.3 million and $11.4 million for 2003, 2004 and 2005, respectively.

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

U.S and international components of income before income taxes for the period following the Company’s  conversion to a C corporation on November 13, 2003 through December 31, 2003 and for the years ended  December 31, 2004 and 2005 are as follows:

	2003	2004	2005
U.S.	$2,232	$27,706	$32,574
International	766	1,272	5,352
	$2,998	$28,978	$37,926

Components of the Company’s income tax benefit and provision for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Year ended December 31,
	2003	2004	2005
Current:
Federal	$—	$231	$9,927
State	—	186	3,238
Foreign	482	741	2,050
Total current	482	1,158	15,215
Deferred:
Federal	(8,033)	8,404	389
State	(2,050)	2,329	(84)
Foreign	(12)	(17)	30
Total deferred	(10,095)	10,716	335
Income tax provision (benefit)	$(9,613)	$11,874	$15,550

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2003	2004	2005
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Portion of LECG LLC earnings not subject to U.S. statutory rate	(29.6)	—	—
State income taxes	1.2	5.7	5.4
Foreign earnings	2.1	0.5	(0.2)
Valuation allowance on foreign losses	—	—	0.7
Benefit from conversion from a nontaxable limited liability	(65.1)	—	—
Other	—	(0.2)	0.1
	(56.4)%	41.0%	41.0%

Components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2003	2004	2005
Deferred Tax Assets:
Accrued compensation and other	$5,669	$5,758	$10,168
Net Operating Losses	3,612	2,837	340
Equity-based compensation	4,340	1,561	1,086
Depreciation and amortization	478	—	—
State Taxes	—	8	—
Foreign tax credit	90	925	496
Total deferred tax asset	14,189	11,089	12,090
Deferred Tax Liabilities:
State Taxes	(718)	—	(21)
Depreciation and amortization	—	(402)	(1,036)
Prepaid expenses	(3,376)	(9,597)	(9,937)
Total deferred tax liability	(4,094)	(9,999)	(10,994)
Valuation allowance on foreign net operating losses	—	—	(340)
Net deferred tax asset	$10,095	$1,090	$756

The Company has not provided a valuation allowance on its U.S. deferred tax assets as it believes their realization is more likely than not. This determination is based upon the expected timing of when the deferred tax assets will be realizable and the expectation that future operations will be sufficiently profitable to fully utilize the deferred tax assets. As of December 31, 2005, the Company had foreign net operating losses of approximately $1.1 million, which expire in various years, and for which the Company has provided a full valuation allowance due to the uncertainty that these net operating loss carryforwards will eventually be utilized. The Company has foreign tax credits of approximately $496,000, which begin to expire in 2014.

The Company is entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised and stock purchased through the its Employee Stock Purchase Plan (“ESPP”) is sold prior to the end of the required holding period. The Company recognized a total benefit from option

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exercises and disqualifying dispositions from its ESPP of $3.2 million and $6.0 million in 2004 and 2005, respectively. The Company recognized a reduction of $1.1 million in 2004 and $1.0 million in 2005 to previously established deferred tax assets as a consequence of options exercised and an increase to additional paid in capital of $2.1 million in 2004 and $5.0 million in 2005 as a consequence of both option exercises and disqualifying dispositions from the ESPP.

11.   Retirement plans

The Company has a 401(k) Plan under which all employees are immediately eligible. Company matching contributions are at the discretion of management. The Company contributed $768,000, $952,000 and $1.1 million to the 401(k) Plan for 2003, 2004 and 2005, respectively.

In March 2004, the Company adopted a deferred compensation plan under which highly compensated employees are eligible to defer up to 15% of their bonuses, salary, expert fees and project origination fees and qualifying stock option gains. The cash compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The qualifying stock option gains deferred under this plan are credited or debited based on changes in an LECG stock measurement fund. Each plan participant is fully vested in all compensation deferred under the plan and the earnings credited to his or her account, other than signing and performance bonuses and other employer contributions subject to vesting. Signing and performance bonuses and other employer contributions deferred under the plan vest ratably over a specified forfeiture period. Employee deferrals are invested by the Company through a trust. As of December 31, 2005, included in long-term assets is $6.4 million relating to Company owned investments associated with the deferred compensation plan, and the liability recorded under the deferred compensation plan is $6.6 million.

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

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company entered into expert agreements with David J. Teece, Chairman of the Board, and David P. Kaplan, President and director, Walter H.A. Vandaele, a director, and David Scheffman, a director through February 9, 2005. Pursuant to such agreements, each individual provides expert services on the Company’s behalf in consideration for cash payments. The following payments were made to these individuals during the three years ended December 31, 2005:

	For the year ended December 31,
Name	2003	2004	2005
David J. Teece	$1,800,385	$2,788,000	$2,628,258
David P. Kaplan(2)	$2,211,336	$1,592,780	$2,152,838
Walter H.A. Vandaele	$1,647,026	$1,315,096	$1,734,461
David S. Scheffman(1)	$191,308	$1,096,975	—

(1) Resigned from the Company’s Board on February 9, 2005.

(2) Resigned as President and member of the Board on February 22, 2006.

The Company paid a signing bonus to David Scheffman of $500,000 in each of 2003 and 2004. Dr. Scheffman’s signing bonus is subject to amortization over the period ending August 2007.

LECG CORPORATION
FINANCIAL INFORMATION BY QUARTER
(UNAUDITED)

The following table sets forth selected unaudited quarterly operating information for each of the eight quarters during the period from January 1, 2004 to December 31, 2005. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal year 2005
Revenues	$69,721	$72,541	$71,366	$73,028
Gross profit	23,645	23,764	24,174	26,831
Operating income	8,979	9,616	9,133	9,750
Income before income taxes	9,088	9,875	9,120	9,843
Net income	5,353	5,816	5,400	5,807
Net income per share
Basic	0.24	0.25	0.23	0.24
Diluted	0.22	0.24	0.22	0.23
Fiscal year 2004
Revenues	$43,110	$53,671	$56,066	$63,708
Gross profit	14,784	17,949	19,066	21,041
Operating income	5,436	6,883	7,797	8,736
Income before income taxes	5,453	6,873	7,832	8,820
Net income	3,251	4,070	4,653	5,130
Net income per share
Basic	0.15	0.19	0.21	0.23
Diluted	0.14	0.17	0.20	0.22

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chairman of the Board and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman of the Board and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms,  and that material information relating to LECG and its consolidated subsidiaries is made known to management, including our Chairman and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of LECG is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. LECG’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

The management of LECG assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by members of our Accounting, Finance and Information Services organizations, assisted by outside consulting services specializing in internal control testing. Based on management’s assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our independent registered public accounting firm, Deloitte & Touche LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Deloitte & Touche has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.

/s/ DAVID J. TEECE	/s/ JOHN C. BURKE
David J. Teece	John C. Burke
Chairman of the Board of Directors	Chief Financial Officer
March 10, 2006	March 10, 2006

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our directors and executive officers. The table also sets forth their ages as of December 31, 2005.

Name	Age	Position
David J. Teece	57	Chairman of the Board of Directors
David P. Kaplan	50	President and Director(4)
John C. Burke	67	Chief Financial Officer
Gary S. Yellin	54	Chief Accounting Officer
J. Geoffrey Colton	58	Director of Finance and Assistant Secretary
Marvin A. Tenenbaum	54	Vice President, General Counsel and Secretary
Tina M. Bussone	33	Director of Administration
Michael R. Gaulke	60	Director(1),(2)
Michael R. Jeffery	58	Director(1),(2),(3)
William W. Liebeck	51	Director(2),(3)
Ruth M. Richardson	54	Director(1),(2),(3)
William J. Spencer	75	Director(1)(2)
Walter H.A. Vandaele	60	Director

(1)          Member of the Audit Committee.

(2)          Member of the Compensation Committee.

(3)          Member of the Corporate Governance Committee.

(4)          Resigned as President and Director effective February 22, 2006.

David J. Teece co-founded our business in 1988. He has served as our Chairman of the Board of Directors from the date of the management buyout of our business in September 2000. Dr. Teece served as the Chairman of LECG, Inc., our predecessor company, from its founding until it was acquired by Navigant Consulting, Inc. in August 1998. Dr. Teece has performed economic, business and financial consulting services in the capacity of an expert for our firm since the inception of our business, and he has been an economic, business and financial consultant for 30 years. Since 1982, Dr. Teece has been a Professor of Business Administration at the Haas School of Business at the University of California at Berkeley, where since 1994 he has directed the Institute of Management, Innovation and Organization. Dr. Teece’s position at the University of California is part-time. Dr. Teece has had teaching and research positions at Stanford University and Oxford University. He has authored over 150 publications in economics, business and technology strategy and has testified before Congress and government agencies on regulatory policy and competition policy. Dr. Teece has a PhD in Economics from the University of Pennsylvania. He also serves on the board of directors of the Atlas Family of Mutual Funds, the Atlas Insurance Trusts, Canterbury Ltd. and several other private entities.

David P. Kaplan has served as our President and a member of the board of directors from  September 2000 to February 2006. From August 1998 to August 2000, Mr. Kaplan was employed by Navigant Consulting/LECG performing economic, business and financial consulting services. From 1985 to 1998, Mr. Kaplan was president of Capital Economics, an economic consulting firm he helped establish. Mr. Kaplan specializes in antitrust economics, including the analysis of numerous mergers, damage assessment in intellectual property matters, including, for example, those involving patents and trade secrets, and the analysis of damage issues related to general commercial litigation. He also is experienced in analyzing economic issues in matters involving possible class certification. Mr. Kaplan has testified as an economic expert in federal and state courts, before arbitration panels and before regulatory agencies including the Department of Justice, the Federal Trade Commission and the International Trade

Commission. Mr. Kaplan also has testified before Congress on antitrust and competitive policy issues. Mr. Kaplan has served as a consultant to the Federal Trade Commission (Bureau of Economics), the Department of Justice and the Senate Judiciary Committee. He has published in the field of economics and teaches in the MBA program at Johns Hopkins University. He also has served as a Lecturer in Economics at George Mason University. Mr. Kaplan has a BA and MA in Economics from The George Washington University and a JD from The George Washington University National Law Center. In February 2006, Mr. Kaplan resigned his position of president of LECG and Board member. In addition to his expert consulting with us, Mr. Kaplan will assume an executive director role in which he will assist our Chairman, Dr. Teece, on matters of expert recruiting, business acquisitions, and conflict review.

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

Gary S. Yellin has served as our Chief Accounting Officer since January 2003. Prior to joining us as an employee, Mr. Yellin consulted to us in a management capacity overseeing our accounting and financial reporting function from January 2001 through December 2002. Mr. Yellin performed similar duties in a consulting capacity for companies beginning in October 1997 through April 2002, as well as provided expert consulting on securities litigation matters and purchase price disputes from May 1999 through August 2002 with the law firm of Morrison Foerster, LLP. He is a Certified Public Accountant and has a BA in Mathematics from the State University of New York at Binghamton  and an MBA from California State University at Hayward.

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

Tina M. Bussone has been with us since August 1998 and served as our Director of Administration since April 2003. Prior to joining us in August 1998, Ms. Bussone worked for a law firm in Washington, D.C. Ms. Bussone has a BS in Russian Area Studies from Georgetown University and a MBA from George Washington University.

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

Michael R. Jeffery has served on our board of directors since June 2003. Mr. Jeffery was the Treasurer and Head of the Markets Division for the Western Hemisphere and a member of the senior executive committee of Standard Chartered Bank from 1994 until 2001. Prior to his service at Standard Chartered Bank, Mr. Jeffery held senior executive financial and board of directors positions with Nikko Bank, Scandinavian Bank Group, and Finacorp SA New York. He has extensive, global experience in business and financial management, trading, sales and administration, including past service on the board of directors of Banque Scandinave en Suisse, the Private Capital Group, Banco Scandinavian Sul America and Scandinavian Pacific Limited.

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

Ruth M. Richardson has served on our board of directors since September 2003. The Honourable Ruth Richardson has been an international strategic and economic policy consultant since 1994. From 1990 to 1993, Miss Richardson served as New Zealand’s Minister of Finance. Miss Richardson was a member of the New Zealand Parliament from 1981 to 1994. She currently serves as a chairman and director of several private companies who undertake business on a global scale, is a director of Oyster Bay Marlborough Vineyards Ltd, a publicly listed company in New Zealand and is a former director of the Bank of New Zealand. She has extensive, global experience in business and financial management, corporate governance, privatizations and public sector and social policy reforms. She has lectured widely and has advised governments and governmental agencies throughout the world.

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

BOARD OF DIRECTORS

Our board of directors currently consists of seven director positions as of March 10, 2006. There are no family relationships among any of our directors and executive officers.

AUDIT COMMITTEE

Our Audit Committee consists of Michael R. Gaulke, its Chairman, Michael R. Jeffery, Ruth M. Richardson and William J. Spencer. The Audit Committee reviews and monitors our financial statements and internal accounting procedures, selects independent accountants and consults with and reviews the services provided by our independent accountants. The Audit Committee works closely with management as well as LECG’s independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from LECG for outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The Audit Committee’s financial expert is its chairman, Michael R. Gaulke. Mr. Gaulke is an independent director, as that term is used in Item 7(d)(2)(ii)(D) of Schedule 14A of the Exchange Act, as are all of the members of the Audit Committee.

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 2006 set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

CODE OF CONDUCT

The Board of Directors has adopted a Code of Business Conduct and Ethics for all employees and independent contractors of LECG, which is applicable to all principal executive, financial and accounting officers. We will provide a copy of the Code of Business Conduct and Ethics upon written request to LECG Corporation, Attention: Investor Relations, 2000 Powell Street, Suite 600, Emeryville, California 94608. We will file a Form 8-K with the SEC, disclosing any material amendment to the Code of Business Conduct and Ethics or waiver of a provision of the Code of Business Conduct and Ethics, including the name of the officer to whom the waiver was granted, within four business days after such amendment or waiver.

ITEM 11.         EXECUTIVE COMPENSATION

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 2006 set forth under the caption “Executive Compensation and Other Matters” is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 2006 set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 2006 set forth under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 2006 set forth under the caption “Fees Billed by Deloitte & Touche LLP during Fiscal Year 2005” is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.
2.	All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto appearing in Part II, Item 8 of this report.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description
**2.1	Asset Purchase Agreement entered into as of March 1, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, the members of Economic Analysis and other related parties identified therein
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

*10.38	Director Practice Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003
*10.39	Business Development Agreement between LECG, LLC and Enterprise Research, Inc. dated December 10, 2002
*10.39(a)	First Amendment to Business Development Agreement between LECG, LLC and Enterprise Research dated September 29, 2003
*10.40	First Amendment to Employment Agreement between LECG Holding Company, LLC, LECG, LLC and David J. Teece dated August 5, 2002
*10.40(a)	Second Amendment to Employment Agreement between LECG, LLC and David J. Teece dated September 30, 2003

†10.40(b)	Third Amendment to Employment Agreement between LECG, LCC and David J. Teece dated October 1, 2004
†*†10.40(c)	Fourth Amendment to Employment Agreement between LECG, LCC and David J. Teece dated October 1, 2004
*10.41	Amended and Restated Senior Management Agreement between LECG Holding Company, LLC, LECG, LLC and David P. Kaplan dated September 29, 2003
†10.41(a)	First Amendment to Amended and Restated Senior Management Agreement between LECG, LLC, LECG Corporation, successor in interest to LECG Holding Company, LLC, and David Kaplan dated October 1, 2004
*10.42	Loan Commitment Letter from David J. Teece to LECG, LLC dated September 5, 2002
*10.43	Loan Commitment Letter from David J. Teece to LECG, LLC dated November 12, 2002
*10.44	Expert Agreement between LECG, LLC and David T. Scheffman dated August 29, 2003
*10.45	First Amendment to Employment Letter between LECG, LLC and David T. Scheffman dated August 29, 2003
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
†*10.58

Fifth Amendment to Amended and Restated Credit between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated as of July 28, 2005

†**10.59	Asset Purchase Agreement entered into as of August 1, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated.

†**10.60

First Amendment to Asset Purchase Agreement dated on August 15, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated.

†**10.61	Asset Purchase Agreement entered into on October 7, 2005 by and among LECG Corporation, LECG, LLC, Neilson Elggren LLP, and the partners of Neilson Elggren LLP.
21.1	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

†*             Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q filed August 5, 2005.

†*†      Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed September 1, 2005.

†**      Incorporated by reference to the same number exhibit filed with Registrant’s Quarterly Report on Form 10-Q filed November 8, 2005.

#                 Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-120342), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)
Date: March 10, 2006	/s/ DAVID J. TEECE
David J. Teece
Chairman of the Board of Directors
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Teece and John C. Burke, or any of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By	/s/ DAVID J. TEECE	Chairman of the Board of Directors and Director (Principal Executive Officer)	March 10, 2006
David J. Teece
By	/s/ JOHN C. BURKE	Chief Financial Officer (Principal Financial Officer)	March 10, 2006
John C. Burke
By	/s/ GARY S. YELLIN	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2006
Gary S. Yellin
By	/s/ MICHAEL R. GAULKE	Director	March 10, 2006
Michael R. Gaulke
By	/s/ MICHAEL R. JEFFERY	Director	March 10, 2006
Michael R. Jeffery
By	/s/ WILLIAM W. LIEBECK	Director	March 10, 2006
William W. Liebeck
By	/s/ WILLIAM J. SPENCER	Director	March 10, 2006
William J. Spencer
By	/s/ WALTER H.A. VANDAELE	Director	March 10, 2006
Walter H.A. Vandaele
By	/s/ RUTH M. RICHARDSON	Director	March 10, 2006
Ruth M. Richardson