Form 10-Q
period 2006-03-31
LECG CORP
filed 2006-05-08
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

As of April 30, 2006, there were 24,369,841 shares of the registrant’s common stock outstanding.

LECG CORPORATION

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended March 31, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	Quarter ended
	March 31,
	2006	2005

Revenue	$84,464	$69,721
Cost of services	(56,406)	(46,076)
Gross profit	28,058	23,645
Operating expenses:
General and administrative expenses	(17,397)	(13,550)
Depreciation and amortization	(1,463)	(1,116)
Operating income	9,198	8,979
Interest income	266	190
Interest expense	(126)	(55)
Other expense, net	(30)	(26)
Income before income tax	9,308	9,088
Income tax provision	(3,788)	(3,735)
Net income	$5,520	$5,353

Net income per share:
Basic	$0.23	$0.24
Diluted	$0.22	$0.22
Share amounts:
Basic	24,132	22,763
Diluted	25,041	23,978

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$32,228	$35,722
Accounts receivable, net of allowance of $699 and $666	102,431	94,299
Prepaid expenses	5,272	4,317
Deferred tax assets, net	1,510	1,745
Signing and performance bonuses - current portion	7,615	6,122
Other current assets	3,857	4,775
Total current assets	152,913	146,980
Property and equipment, net	10,908	10,791
Goodwill	81,008	77,133
Other intangible assets, net	10,072	10,865
Signing and performance bonuses - long-term	23,076	19,035
Deferred compensation plan assets	7,925	6,403
Other long-term assets	1,548	1,678
Total assets	$287,450	$272,885

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$48,537	$43,924
Accounts payable and other accrued liabilities	5,363	5,412
Payable for business acquisitions - current portion	5,032	6,510
Deferred revenue	2,144	2,427
Income taxes payable	4,461	3,961
Total current liabilities	65,537	62,234
Payable for business acquisitions - long-term	4,091	2,400
Deferred compensation plan	8,202	6,615
Deferred tax liabilities	989	989
Other long-term liabilities	5,557	5,581

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 24,356,412 and 24,243,482 shares outstanding at March 31, 2006 and December 31, 2005, respectively	24	24
Additional paid-in capital	145,479	144,171
Deferred equity compensation	—	(1,056)
Accumulated other comprehensive loss	(41)	(165)
Retained earnings	57,612	52,092
Total stockholders’ equity	203,074	195,066
Total liabilities and stockholders’ equity	$287,450	$272,885

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2006 and 2005

(in thousands)

(unaudited)

	Quarter ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$5,520	$5,353
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	58	50
Depreciation and amortization of property and equipment	820	692
Amortization of other intangibles	643	424
Signing and performance bonuses paid	(7,951)	(3,241)
Amortization of signing and performance bonuses	2,052	1,802
Tax benefit from option exercises and equity compensation plans	—	623
Share-based compensation	1,621	138
Deferred rent	118	467
Other	(24)	(11)
Changes in assets and liabilities:
Accounts receivable	(8,190)	(8,343)
Prepaid and other current assets	(182)	(1,472)
Accounts payable and other accrued liabilities	450	2,114
Accrued compensation	4,970	(900)
Deferred revenue	(286)	261
Deferred compensation plan assets, net of liabilities	65	(18)
Other assets	77	1
Other liabilities	57	603
Net cash used in operating activities	(182)	(1,457)
Cash flows from investing activities
Business acquisitions and earnout payments, net of acquired cash	(3,531)	(4,997)
Purchase of property and equipment	(941)	(1,477)
Other	31	1
Net cash used in investing activities	(4,441)	(6,473)
Cash flows from financing activities
Proceeds from secondary offering, net of offering costs	—	1,308
Exercise of stock options	412	385
Tax benefit from option exercises and equity compensation plans	593	—
Net cash provided by financing activities	1,005	1,693
Effect of exchange rates on changes in cash	124	(182)
Decrease in cash and cash equivalents	(3,494)	(6,419)
Cash and cash equivalents, beginning of year	35,722	42,082
Cash and cash equivalents, end of period	$32,228	$35,663

Supplemental disclosure
Cash paid for interest	$46	$7
Cash paid for income taxes	$2,802	$581
Non cash investing and financing activities
Fair value of common stock issued for acquisitions	$—	$250

See notes to condensed consolidated financial statements

LECG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of presentation and operations

The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiary, LECG, LLC, (collectively, the “Company”, “Companies” or “LECG”).

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 23 other offices across the country. The Company also has international offices in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain, and the United Kingdom.

The condensed consolidated statements of income for the quarters ended March 31, 2006 and 2005, the condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of cash flows for the quarters ended March 31, 2006 and 2005 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows. The December 31, 2005 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2005 Annual Report on Form 10-K.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.              Significant accounting policies

Revenue recognition

Revenue includes all amounts earned that are billed or billable to clients, including reimbursable expenses, and have been reduced for amounts related to work performed that are estimated to be uncollectible. Revenue primarily arises from time and material contracts, and is recognized in the period in which the services are performed. Expert revenue consists of revenue generated by experts who are employees of the Company as well as revenue generated by experts who are independent contractors. There is no operating, business or other substantive distinction between the Company’s employee experts and the Company’s exclusive independent contractor experts.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting

Standards No. 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. A full valuation allowance was provided at December 31, 2005 on the Company’s foreign deferred tax assets related to net operating losses due to the uncertainty that such net operating loss carryforwards will eventually be utilized. For purposes of interim reporting, the Company estimates its effective tax rate based on estimated worldwide pre-tax income, permanent differences and credits, and reviews the effective tax rate estimate quarterly to determine if actual results require modifying the effective tax rate. Management estimates that the Company’s 2006 effective income tax rate will be approximately 40.7%. The Company’s actual effective tax rate for 2005 was 41.0%.

Equity-based compensation

The Company adopted SFAS  No.123(R) Share-Based Payment effective January 1, 2006 to account for equity-based compensation and elected the modified prospective method of transition, which requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS No. 123(R) for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amounts. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. The Company has previously used the Black-Scholes option pricing model for disclosure requirements under SFAS No. 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and continues to use this option pricing model to value new option grants.

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

	Quarter ended
	March 31,
	2006	2005

Net income - as reported	$5,520	$5,353

Weighted average shares outstanding:
Basic	24,132	22,763
Effect of dilutive stock options and unvested restricted stock	909	1,215
Diluted	25,041	23,978

Net income per share - as reported:
Basic	$0.23	$0.24
Diluted	$0.22	$0.22

The following number of common stock equivalents were excluded from the calculation of diluted net income per share, as these shares were antidilutive: 3.3 million and 1.8 million for the quarters ended March 31, 2006 and 2005, respectively.

4.              Equity-based compensation

LECG adopted SFAS No. 123(R) Share-Based Compensation as of January 1, 2006, and has elected to use the modified prospective method for accounting for equity-based compensation, which requires companies to record compensation expense for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption, and to record compensation expense for any awards issued, modified or settled after January 1, 2006. Compensation expense was $1,620,968 for the quarter ended March 31, 2006; of which, $1,002,401was included in cost of revenues and $618,567 was included in operating expenses. The total income tax benefit recognized in the income statement for equity-based compensation was $659,734.

2003 Stock Option Plan

The Company has a 2003 Stock Option Plan (the “Plan”), under which non-qualified options may be granted to employees and non-employee experts to purchase, in the aggregate, up to 4,365,000 common shares. The Company’s management and Board of Directors believe that the award of stock options is a means by which to align the interests of its employees and shareholders. The Plan provides for increases in the number of options available for issuance on the first day of each calendar year beginning with fiscal year 2004, equal to the lesser of:

•                                          4% of the outstanding shares of common stock on the first day of the fiscal year;

•                                          1,250,000 shares; or

•                                          a lesser amount as may be determined by the Board of Directors.

As of March 31, 2006, 1,308,069 options were available for grant under the Plan.

Options issued under the Plan are generally issued with an exercise price equal to the closing market price of the underlying stock on the date of grant. Vesting is based on service periods that range from 1.0 to 8.5 years, with five and seven years being the most common. Options granted under the Plan expire in ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that employs the assumptions and inputs appearing in the table below. Certain inputs are presented as the range of values for that input used throughout the periods presented. Expected volatility is measured using the historical volatility of LECG’s stock price from the time of its initial public offering in November 2003 through the option’s grant date. Expected life is determined by dividing the vesting term and the original contractual term by two. The expected dividend rate is 0%, as LECG expects that no dividends will be paid during the term of the options granted and outstanding, and the risk-free interest rate is based on published yields on U.S. Treasury securities with maturities commensurate with the expected term of the option.

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005

Expected volatility	38.8% - 39.7%	41.8% - 43.6%
Expected dividend rate	0%	0%
Expected term (in years)	6.5 - 7.0	7.0
Risk-free interest rate	4.3%- 4.6%	3.5% - 3.9%

A summary of option activity under the Plan as of March 31, 2006, and changes during the three months then ended is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2006	5,614,762	$15.33
Granted	119,000	$16.49
Exercised	(112,930)	$3.87
Forfeited or canceled	(19,856)	$13.16
Outstanding at March 31, 2006	5,600,976	$15.59	7.4	$26,231,578
Exercisable at March 31, 2006	2,452,174	$9.54	6.2	$24,043,167

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $8.05. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1,470,918.

As of March 31, 2006, total unrecognized compensation cost related to non-vested options granted under the Plan was $25,307,493, which is expected to be recognized over a weighted average period of 5.7 years.

Equity-based compensation for the three months ended March 31, 2005

The Company recognized equity-based compensation in 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”) requires that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option-vesting period.

SFAS 123 requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method since the Company’s inception. If the computed values of the Company’s equity-based awards to employees had been amortized to expense over the vesting period of the awards (based upon the weighted average assumptions described above), net income would have been (in thousands, except per share data):

Quarter
Ended
March 31,
2005
Net income - as reported	$5,353

Add: share-based employee compensation, net of the effect of taxes	81

Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of the effect of taxes	(983)
Pro forma net income	$4,451

Basic earnings per share:
Net income - as reported	$0.24
Net adjustment for fair value based method	(0.04)
Net income - pro forma	$0.20

Diluted earnings per share:
Net income - as reported	$0.22
Net adjustment for fair value based method	(0.04)
Net income - pro forma	$0.18

Restricted Stock

The Company issued 140,625 shares of its common stock on August 1, 2003 that will cliff-vest on August 1, 2008, provided the shareholders remain employed by LECG through that date. The compensation cost recognized in connection with these shares was $101,250 for the quarter ended March 31, 2006, all of which was included in cost of revenues. The total income tax benefit recognized in the income statement in connection with these shares was $41,200. As of March 31, 2006, total unrecognized compensation cost related to restricted stock was $945,000, which is expected to be recognized over 2.3 years. The weighted average grant date fair value was $14.40.

5. Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income for the quarters ended March 31, 2006 and 2005 is as follows (in thousands):

	Quarter ended
	March 31,
	2006	2005
Net income - as reported	$5,520	$5,353
Foreign currency translation gain (loss)	124	(182)
Comprehensive income	$5,644	$5,171

6.              Goodwill and identifiable intangible assets

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

The balance in goodwill as March 31, 2006 and 2005 and changes in the carrying amount of goodwill for the quarters ended March 31, 2006 and 2005 are as follows (in thousands):

	Quarter ended March 31,
	2006	2005
Balance in goodwill at beginning of year	$77,133	$57,947
Goodwill recognized in connection with the initial acquisition:
Cook	—	1,521

Goodwill recognized in connection with performance-based component of purchase price (earnout):
CFES	1,691	1,526
Bates	821	—
Neilson	407
LRTS	476	166
EA	73	167
Lancaster	37
Other changes (1)	370	14
Goodwill acquired	3,875	3,394
Balance in goodwill at March 31	$81,008	$61,341

 (1) Other changes represent finalization of transaction costs and assumed liabilities.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, customer contracts, non-compete agreements and trade processes and are generally amortized over periods ranging from six months to 20 years. Other intangible assets as of March 31, 2006 were (in thousands):

		Accumulated
	Gross	Amortization	Net

Customer relationships	$8,700	$(604)	$8,096
Customer contracts	1,626	(892)	734
Other identifiable intangible assets	1,330	(88)	1,242
Total	$11,656	$(1,584)	$10,072

The estimated future amortization expense of other intangible assets as of March 31, 2006 is as follows (in thousands):

2006	$1,482
2007	1,272
2008	1,105
2009	1,099
2010	1,094
Thereafter	4,020
Total	$10,072

7.              Commitments and contingencies

Business acquisitions and expert hires

The Company has made commitments in connection with prior years’ acquisitions that will require the Company to make additional payments and recognize additional goodwill if specified performance targets are met. The Company has also made commitments that will require the Company to make guaranteed payments. In addition, the Company has made commitments to make bonus compensation payments if specified performance targets are achieved.

In connection with the Company’s December 2005 acquisition of the business of Lancaster Consulting LLC (“Lancaster”), if specified performance targets are achieved through December 2009, the Company will make additional payments of up to $1.35 million by no later than March 2010. As a result of achieving specified performance targets through March 31, 2006, the Company recognized $37,000 of additional goodwill, to be paid in March 2007.

In connection with the Company’s November 2005 acquisition of the business of Neilson Elggren LLP (“Neilson”), if specified performance targets are achieved through October 2010, the Company will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010. As a result of achieving specified performance targets through March 31, 2006, the Company recognized $517,000 of additional goodwill ($407,000 in 2006), to be paid in January 2007.

In connection with the Company’s August 2005 acquisition of the business of Bates Private Capital Incorporated (“Bates”), if specified performance targets are achieved through July 2011, the Company will make additional payments of up to $13.0 million by no later than September 2011. In accordance with the terms of the agreement, additions to the purchase are calculated based on a comparison of specified performance targets to the results of each period. As a result of achieving specified performance targets through March 31, 2006, the Company recognized $2.1 million of additional goodwill ($821,000 in 2006), to be paid in September 2006.

In connection with the Company’s March 2004 acquisition of Low Rosen Taylor Soriano (“LRTS”), as a result of achieving specified performance targets for 2006, the Company recognized $476,000 of additional goodwill, to be paid in February 2007.

In connection with the Company’s August 2003 acquisition of Center for Forensic Economic Studies (“CFES”), as a result of achieving specified performance targets in 2005, the Company will make an additional payment of  $1.8 million in August 2006. If specified performance targets are achieved for 2006, the Company will make an additional payment of up to $1.9 million in August 2007. The Company has recognized $1.7 million of additional goodwill as of March 31, 2006 in connection with the 2006 performance targets. In addition, if specified performance targets are achieved in 2005 and 2006, the Company will pay bonus compensation of up to $560,000 and $580,000 in August 2006 and August 2007, respectively.

In connection with the hiring of certain experts and professional staff in March 2004, the Company paid $5.7 million in March 2006 as specified performance targets were achieved in 2005, and the Company agreed to pay performance bonuses of up to $5.7 million in March 2007 if specified performance targets are achieved in 2006. All such bonus payments are subject to amortization from the time the bonus is recognized through March 2011, as the unearned portion of the bonus payments are recoverable in the event the experts leave the Company prior to March 2011. The Company believes it is more likely than not that that the 2006 performance criteria will be met for the $5.7 million bonus payable in March 2007, and has recognized a performance bonus and associated liability of $5.7 million and related amortization expense in the quarter ended March 31, 2006.

8.              Subsequent events

On May 5, 2006, the Company entered into an agreement to acquire substantially all of the operating assets of BMB Mack Barclay, Inc. and affiliates, a privately held expert services firm. The purchase price of $13,200,000 will consist of $12,950,000 to be paid in cash at closing and $250,000 in unregistered shares of common stock of the Company to be issued at closing. Additional purchase price payments of up to $8.8 million in total will be made in cash if specific performance targets are met by April 30, 2011. The acquisition is expected to close by the end of May 2006.

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

2006 recruitment of experts and acquisitions

An important element of our growth strategy is the recruitment and hiring of additional experts either by direct hiring or business acquisitions. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas. The following table summarizes the change in the number of experts and professional staff since March 31, 2005:

				Percent Increase (Decrease) From
	March 31,	December 31,	March 31,	March 31,	December 31,
	2005	2005	2006	2005	2005
Experts	308	348	368	19%	6%
Professional staff	439	563	553	26%	-2%
Total	747	911	921	23%	1%

May 2006 acquisition

On May 5, 2006, we entered into an agreement to acquire substantially all of the operating assets of BMB Mack Barclay, Inc. and affiliates, a privately held expert services firm. The purchase price of $13,200,000 will consist of $12,950,000 to be paid in cash at closing and $250,000 in unregistered shares of common stock of LECG, to be issued at closing. Additional purchase price payments of up to $8.8 million in total will be made in cash if specific performance targets are met by April 30, 2011. The acquisition is expected to close by the end of May 2006.

Operations

We derive our revenue primarily from professional service fees that are billed at hourly rates on a time and expense basis. Revenue related to these services is recognized when the earnings process is complete and collectibility is reasonably assured.

Our revenue for the quarters presented is comprised of:

•                  Fees for the services of our professional staff;

•                  Fees for the services of our experts;

•                  Performance-based expert fees; and

•                  Amounts we charge for services provided by others, and costs that are reimbursable by clients, including but not limited to travel, document reproduction and subscription data services

The following table summarizes our revenue from these sources by quarter for the most recent eight quarters (in thousands).

	June 30,	Sept. 30,	Dec 31,	Mar 31,	June 30,	Sept. 30,	Dec. 31.	Mar. 31,
	2004	2004	2004	2005	2005	2005	2005	2006

Expert and professional staff revenue	$49,167	$51,826	$56,516	$66,526	$68,216	$66,661	$70,118	$80,897

Performance-based expert revenue (1)	1,492	1,780	4,115	178	302	1,240	302	89
Reimbursable expenses	3,012	2,460	3,077	3,017	4,023	3,465	2,608	3,478
Revenue	$53,671	$56,066	$63,708	$69,721	$72,541	$71,366	$73,028	$84,464

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

•                  Costs that are reimbursable by clients, including travel, document reproduction, subscription data services and other costs; and

•                  Amortization of signing and performance bonuses that are subject to vesting over time

Hourly fees charged by the professional staff that supports our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 72% of their individual billings on particular projects in the quarter ended March 31, 2006. Experts are paid when we have received payment from our clients. Any outstanding advances previously paid to experts are deducted from such payments. In some cases, we guarantee an expert’s draw at the inception of employment for a period of time, ranging from one to two years. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with the expert’s engagements. Experts not on either of these compensation models are compensated on a salary plus performance based bonus model.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff revenue. The number of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of our professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. These fees are based primarily on a percentage of the collected professional staff fees. In the quarter ended March 31, 2006, these fees have averaged 11% of professional staff revenues. Experts are required, with some exceptions approved by us, to use our professional staff unless the skills required to perform the work are not available within the Company. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed. Such services are not a material component of our revenue.

Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is deferred until a future date. Signing bonuses are recognized when payment is made or we have the obligation to pay such bonus, and are generally amortized over the term defined in the employment agreement for the period during which they could be recovered from the employee if he or she were to leave us prior to a specified date. We have also paid or are obligated to pay performance bonuses to certain experts that are subject to recovery of unearned amounts if the expert leaves prior to a specified date. Like signing bonuses, performance bonuses are amortized over the period that the bonus can be recovered, and we recognize the amortization of performance bonuses at the time we determine that it is considered more likely than not that the performance criteria will be met. Most of our agreements allow us to recover signing and performance bonuses over periods generally ranging from one to eight years.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue includes all amounts earned that are billed or billable, including reimbursable expenses, and have been reduced for amounts related to work performed that are estimated to be uncollectible. Revenue primarily arises from time and material contracts, which is recognized in the period the services are performed. Expert revenue consists of revenue generated by experts who are our employees and revenue generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

Equity-based compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based Payment using the modified prospective transition method and began accounting for our equity-based compensation using a fair-valued based recognition method. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, expected dividend rate, risk-free interest rate and forfeiture rate. We develop our estimates based on historical data and market information which can change significantly over time.

We use the Black-Scholes option valuation model to value employee stock awards. We calculate stock price volatility using  historical closing prices of our stock from November 2003, the time of our initial public offering, through the grant date of the options being valued. Forfeiture rate assumptions are also derived from historical data. We recognize compensation expense using the straight-line amortization method for share-based compensation awards with graded vesting. Had we used alternative valuation methodologies, the amount we expense for stock-based payments could be significantly different.

Provision for income taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS No. 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized. Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. A full valuation allowance was provided at December 31, 2005 on the Company’s foreign deferred tax assets related to net operating losses due to the uncertainty they will eventually be utilized.

Our effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. We have estimated our 2006 effective income tax rate to be 40.7%.

Goodwill and identifiable intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made through March 31, 2006. We determined that we have one reporting unit based on several factors, one of which was the similarity of operations throughout our individual offices. We evaluate our acquisitions on an individual basis to determine if the business acquired represents a separate reporting unit, as defined by SFAS No. 142 Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. Thus far, our business acquisitions have been integrated within the structure of our organization and our individual offices share similar economic characteristics, and consequently are aggregated for purposes of identifying our reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows or some other basis such as our quoted market price and measure the amount of impairment based on fair value. If a portion of a reporting unit that constitutes a business, as defined under accounting principles generally accepted in the United States, has been disposed of by sale or abandonment, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal. For the 2005 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. At October 1, 2005, we concluded that there was no impairment to our goodwill.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-compete agreements and trade processes, and are amortized over six months to 20 years.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying value of an intangible asset may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows. At December 31, 2005, we concluded that there was no impairment to our identifiable intangible assets.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

Revenue

Revenue for the first quarter of 2006 increased $14.8 million, or 21%, to $84.5 million from $69.7 million for the same period of 2005. The increase included a $14.4 million, or 22% increase in expert and professional staff revenue, excluding performance-based services. The increase in expert and professional staff revenue resulted from a 29% increase in the number of expert and professional staff billable hours, partially offset by a 6% decrease in the average hourly billing rate. Underlying the growth in billable hours is the addition of 60 experts and 114 professional staff members since March 2005 as a result of our recruitment efforts and the acquisitions of the businesses of Bates in August 2005, Neilson in November 2005, and Lancaster and Beach in December 2005. The decrease in average hourly billing rates is due to changes in the expert and staff mix and lower average billing rates for staff hired in connection with our acquisition of Bates in August 2005, partially offset by rate increases. Our total international operations contributed $1.1 million to the overall growth in revenue in the first quarter of 2006. Revenue from our international operations represents 14% of total revenue for the first quarter of 2006 compared to 15% of total revenue in the first quarter of 2005.

Cost of services

Cost of services for the first quarter of 2006 increased $10.3 million, or 22%, to $56.4 million from $46.1 million for the first quarter of 2005. Our gross margin percentage was 33.2% in the first quarter of 2006 as compared to 33.9% for the same period of 2005. Contributing to the overall margin decrease is an increase in equity-based compensation of  $864,000 due to adopting SFAS No. 123(R) as of January 1, 2006. Expert and professional staff direct compensation and related costs increased $7.8 million, as we added 60 experts and 114 professional staff since March 2005. Our growth in revenues contributed directly to the increase in expert compensation as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Project origination fees paid to experts increased by $467,000, consistent with the growth in professional staff revenue in the first quarter of 2006 as compared to the first quarter of 2005, and bonus compensation for salaried experts and professional staff increased $266,000 due to an increase in professional staff headcount.

Contributing to the increase in costs of services is the amortization of signing and performance bonuses of $2.1 million in the first quarter of 2006, representing an increase of $250,000 as compared to the first quarter of 2005. The increase in amortization is primarily due to the recognition of performance bonuses totaling $5.7 million, subject to 2006 performance criteria that will more likely than not be achieved, and that are payable in March 2007.

Operating expenses

Operating expenses in the first quarter of 2006 increased $4.2 million, or 29%, to $18.9 million from $14.7 million for the same quarter of 2005. Contributing to the increase in general and administrative expenses was $1.4 million of salary, bonus and related payroll taxes due primarily to overall salary increases and the addition of approximately 56 administrative staff since March 2005. The increase in our administrative staffing has resulted from our need to accommodate the growth in our domestic and international operations. We expect that additional administrative staff will continue to be hired as our growth continues. Equity-based compensation expense increased $619,000 under SFAS No. 123(R). Bonus compensation for management and administrative staff of $636,000 for the first quarter of 2006 was consistent with that recognized in the first quarter of 2005, as were personnel costs and recruiting fees recognized in connection with hiring experts and professional staff. We anticipate we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.

Our facilities costs increased $307,000 in connection with the expansion of existing offices and the opening of four new offices since March 31, 2005. Costs related to computers, telecommunications and supplies increased $281,000 due to increased personnel and the growth in our operations. Depreciation expense increased $128,000 due to equipment and software additions necessary to support the growth in our operations. Amortization of intangible assets increased by $219,000, primarily due to the intangible assets acquired in connection with the acquisitions of Bates in August 2005 and Neilson in November 2005. Marketing and related costs increased $406,000 as the result of our expanded marketing activities and branding initiatives designed to increase the awareness of the LECG brand. Outside services including legal, accounting and personnel service fees increased $453,000; $317,000 of which were incurred in connection with our unsuccessful efforts to make a significant acquisition, as previously disclosed.

Interest expense

We have had no outstanding debt throughout 2005 and the quarter ended March 31, 2006 on our term loan or revolving credit facility. Interest expense is comprised primarily of amortization of fees paid in connection with our credit facility which was amended in July 2005.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our effective tax rate for the quarter ended March 31, 2006 is approximately 40.7% and have recognized income tax expense of $3.8 million for the first quarter of 2006. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $593,000 for options exercised in the first quarter of 2006 and have reduced deferred tax assets by $262,000 and increased additional paid in capital by $331,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $32.2 million in cash and cash equivalents, primarily in money market accounts. Our primary financing need will continue to be to fund the growth in our operations. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographical areas and service areas. We expect to continue to search for and acquire top-level experts in order to deepen our existing service offerings and to add new experts and related professional staff to new service areas. The growth in the number of experts and scope of operations has been accomplished through a mix of individual hires, group hires and acquisitions. Our 2005 acquisitions of Cook in March, Bates in August, Neilson in November, and Beach and Lancaster in December 2005 represent the acquisition component of our overall growth strategy achieved in 2005.

Our current sources of liquidity are our cash on hand and cash generated by operations, augmented by the proceeds and tax benefits from our non-qualified option exercises.   In addition, we have a revolving credit facility, which expires May 31, 2008 that provides for a maximum borrowing capacity of $50 million, $10 million of which can be used to secure letters of credit,. As of March 31, 2006, we had no outstanding borrowings, and we had outstanding letters of credit of $1.7 million.

Net cash used by operations in the quarter ended March 31, 2006 was $182,000 compared to $1.5 million used by operations in the quarter ended March 31, 2005. The primary sources and uses of cash from operations in the quarter ended March 31, 2006 were net income of $5.5 million, which included non-cash expenses of $5.2 million. Adding to cash flow from operations was a $5.0 million increase in accrued compensation due to the timing of payments to experts and bonus accruals. This was offset by an increase in accounts receivable of $8.2 million resulting from the increase in expert and professional staff revenue. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy, and international operations. We paid $8.0 million in signing and performance bonuses in the quarter ended March 31, 2006. Signing bonuses and bonuses with performance criteria are an integral part of our recruitment and retention effort. We will likely continue to use signing and performance bonuses in our efforts to recruit and retain highly valued experts and professional staff. Substantially all of the signing bonuses and certain performance bonuses issued have vesting periods ranging from one to eight years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient leaves prior to the end of the vesting period. Net cash used by operating activities in the quarter ended March 31, 2005 resulted from net income of $5.4 million, which included non-cash expenses of $3.1 million. This was offset by an increase in accounts receivable of $8.3 million. We paid $3.2 million in signing bonuses and signing bonuses with performance criteria in the quarter ended March 31, 2005.

Net cash used by investing activities was $4.4 million for the quarter ended March 31, 2006 as compared to $6.5 million for the quarter ended March 31, 2005. Cash used in investing activities in quarters ended March 31, 2006 and 2005 included the following acquisition related payments (in thousands):

	Quarter ended March 31,
	2006	2005
Payment in connection with acquisitions (net of cash acquired and including transaction costs):
Cook	$—	$1,409
Other (1)	218

Performance based payments:
EA	1,803	2,536
LRTS	1,510	1,052
Total performance based payments	3,313	3,588
Total acquisition related payments	$3,531	$4,997

(1)  Finalization of transaction costs incurred in connection with prior acquisitions.

Investing activities in the quarter ended March 31, 2006 also included investments in leasehold improvements and fixed assets of $941,000, related primarily to expansion of existing offices as well as hardware and software additions. We invested $1.5 million in leasehold improvements and fixed assets in the quarter ended March 31, 2005.

Net cash provided by financing activities for the quarter ended March 31, 2006 was $1.0 million, consisting of $412,000 of proceeds from the exercise of options; along with $593,000 of tax benefit from option exercises and equity compensation plans, which is recognized as a financing activity in the first quarter of 2006 under SFAS 123(R) .

Net cash provided by financing activities for the quarter ended March 31, 2005 was $1.7 million, as the result of $1.3 million of net proceeds from our sale of an additional 74,375 shares of our common stock in January 2005 following our secondary offering in December 2004, and $385,000 from the exercise of options.

Contractual obligations and contingent commitments

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if specified performance targets are achieved.

In connection with our December 2005 acquisition of Lancaster, if specified performance targets are achieved through December 2009, we will make additional payments of up to $1.35 million by no later than March 2010. As a result of achieving specified performance targets through March 31, 2006, we recognized $37,000 of additional purchase price, to be paid in March 2007.

In connection with our November 2005 acquisition of the business of Neilson, if specified performance targets are achieved through October 2010, we will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010. As a result of achieving specified performance targets through March 31, 2006, we recognized $517,000 ($407,000 in 2006) of additional purchase price, to be paid in January 2007.

In connection with our August 2005 acquisition of the business of Bates, if specified annual performance targets are achieved through July 2011, we will make additional payments of up to $13.0 million by no later than September 2011. As a result of achieving specified performance targets through March 31, 2006, the Company recognized $2.1 million of additional purchase price ($821,000 in 2006), to be paid in September 2006.

In connection with our March 2004 acquisition of LRTS, as a result of achieving specified performance targets for 2006, we recognized $476,000 of additional purchase price, to be paid in February 2007.

In connection with our August 2003 acquisition of CFES, as a result of achieving specified performance targets in 2006, we will make an additional payment of $1.8 million in August 2006. If specified performance targets are achieved in 2006, we will make an additional payments of up to $1.9 million in August 2007. We recognized $1.7 million of additional purchase price as of March 31, 2006 in connection with the 2006 performance targets. In addition, if specified performance targets are achieved in 2005 and 2006, we will pay bonus compensation of up to $560,000 and $580,000 in August 2006 and 2007, respectively.

In connection with the hiring of certain experts and professional staff in March 2004, we paid $5.7 million in March 2006 as specified performance targets were achieved in 2005, and we have agreed to pay performance bonuses of up to $5.7 million in March 2007 if specified performance targets are achieved in 2006. All such bonus payments are subject to amortization from the time the bonuses are recognized through March 2011, as the unearned portion of the bonus payments are recoverable in the event the experts leave prior to March 2011. We believe it is more likely than not that the 2006 performance criteria will be met.

Future needs

We believe our cash on hand, funds generated by operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our cash requirements relating to future operations will be funded with cash generated from operations and short-term borrowings. Cash payments for signing bonuses and acquisitions could affect our anticipated cash needs. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term; however there can no assurance that inflation will not have an adverse effect on our financial results and position in the future. Foreign currency exchange rates in countries we have operations have not had a material impact on our operating results or financial position to date. Cash generated from the operations of our foreign subsidiaries have been retained by the subsidiaries  to fund their operations, and we do not anticipate modifying that policy significantly, as it assists the operating subsidiaries and mitigates the risk of transaction gains and losses from foreign currency fluctuations. However there can be no assurance that factors affecting exchange rates in these countries will not have an adverse effect on our financial results and position in the future.

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

Interest rate risk

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. As of March 31, 2006, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

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

Similar to other professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with our experts. Consequently, experts can terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts combined accounted for 20% of our revenues in the first quarter of 2006. If any of these individuals or other top performing experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

•       general economic conditions

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area accounted for 24% of our billings in 2005 and the first quarter of 2006. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 24% of our billings in 2005 and the first quarter of 2006. Changes in the federal or international antitrust laws or the federal or international regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

•       dilution of our stock as a result of issuing equity securities in connection with hiring new experts or acquiring other expert services firms; and

•       difficulties in integrating diverse corporate cultures

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

We currently have operations in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom. In the first quarters of 2005 and 2006, revenue attributable to activities outside of the United States was 15% and 14%, respectively. We may continue to expand internationally and our international revenue may account for an increasing portion of our revenue in the future. Our international operations carry special financial and business risks, including:

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

*Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No.
333-108189), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: May 8, 2006

/s/ David J. Teece
Chairman of the Board of Directors
(Principal Executive Officer)

/s/ John C. Burke
Chief Financial Officer
(Principal Financial Officer)