Form 10-Q
period 2006-06-30
LECG CORP
filed 2006-08-08
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

As of July 31, 2006, there were 24,500,146 shares of the registrant’s common stock outstanding.

LECG CORPORATION

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended June 30, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$89,050	$72,541	$173,514	$142,262
Cost of services	(58,563)	(48,777)	(114,969)	(94,853)
Gross profit	30,487	23,764	58,545	47,409
Operating expenses:
General and administrative expenses	(17,956)	(13,437)	(35,353)	(26,987)
Depreciation and amortization	(1,726)	(711)	(3,189)	(1,827)
Operating income	10,805	9,616	20,003	18,595
Interest income	222	208	488	398
Interest expense	(108)	(56)	(234)	(111)
Other income (expense), net	(71)	107	(101)	81
Income before income tax	10,848	9,875	20,156	18,963
Income tax provision	(4,375)	(4,059)	(8,163)	(7,794)
Net income	$6,473	$5,816	$11,993	$11,169

Net income per share:
Basic	$0.27	$0.25	$0.50	$0.49
Diluted	$0.26	$0.24	$0.48	$0.46
Share amounts:
Basic	24,276	23,151	24,206	22,958
Diluted	25,204	24,392	25,124	24,197

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$16,986	$35,722
Accounts receivable, net of allowance of $785 and $666	112,764	94,299
Prepaid expenses	4,599	4,317
Deferred tax assets, net	1,514	1,745
Signing and performance bonuses - current portion	7,730	6,122
Other current assets	4,277	4,775
Total current assets	147,870	146,980
Property and equipment, net	11,137	10,791
Goodwill	94,165	77,133
Other intangible assets, net	11,446	10,865
Signing and performance bonuses - long-term	21,619	19,035
Deferred compensation plan assets	8,269	6,403
Other long-term assets	1,519	1,678
Total assets	$296,025	$272,885

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$46,909	$43,924
Accounts payable and other accrued liabilities	6,766	5,412
Payable for business acquisitions - current portion	6,884	6,510
Deferred revenue	2,655	2,427
Income taxes payable	—	3,961
Total current liabilities	63,214	62,234
Payable for business acquisitions - long-term	4,256	2,400
Deferred compensation plan obligations	8,654	6,615
Deferred tax liabilities	989	989
Other long-term liabilities	5,672	5,581

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 24,471,400 and 24,243,482 shares outstanding at June 30, 2006 and December 31, 2005, respectively	24	24
Additional paid-in capital	148,854	144,171
Deferred equity compensation	—	(1,056)
Accumulated other comprehensive income (loss)	277	(165)
Retained earnings	64,085	52,092
Total stockholders’ equity	213,240	195,066
Total liabilities and stockholders’ equity	$296,025	$272,885

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$11,993	$11,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	139	83
Depreciation and amortization of equipment and leaseholds	1,680	1,382
Amortization of intangibles assets	1,509	445
Signing and performance bonuses paid	(8,967)	(4,827)
Amortization of signing and performance bonuses	4,079	3,470
Tax benefit from option exercises and equity compensation plans	277	3,315
Equity-based compensation	3,269	280
Deferred rent	153	817
Other	(20)	(171)
Changes in assets and liabilities:
Accounts receivable	(18,605)	(11,188)
Prepaid and other current assets	1,882	(765)
Accounts payable and other accrued liabilities	(4,487)	1,348
Accrued compensation	3,520	(1,716)
Deferred revenue	196	407
Deferred compensation plan assets net of liabilities	173	36
Other assets	118	20
Other liabilities	—	1,254
Net cash provided by (used in) operating activities	(3,091)	5,359
Cash flows from investing activities
Business acquisitions and earnout payments, net of acquired cash	(16,671)	(4,997)
Purchase of property and equipment	(1,670)	(3,888)
Other	35	(4)
Net cash used in investing activities	(18,306)	(8,889)
Cash flows from financing activities
Exercise of stock options	1,462	2,712
Proceeds from secondary offering, net of offering costs	—	1,325
Proceeds from issuance of stock - employee stock plan	160	925
Tax benefit from option exercises and equity compensation plans	598	—
Net cash provided by financing activities	2,220	4,962
Effect of exchange rates on changes in cash	441	(1,007)
Increase (decrease) in cash and cash equivalents	(18,736)	425
Cash and cash equivalents, beginning of year	35,722	42,082
Cash and cash equivalents, end of period	$16,986	$42,507

Supplemental disclosure
Cash paid for interest	$117	$22
Cash paid for income taxes	$12,302	$1,583
Non cash investing and financing activities
Fair value of common stock issued for acquisitions	$250	$250

See notes to condensed consolidated financial statements

LECG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of presentation and operations

The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiary, LECG, LLC, (collectively, the “Company”, “Companies” or “LECG”).

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 25 other offices across the country. The Company also has international offices in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain, and the United Kingdom.

The condensed consolidated statements of income for the quarters and six months ended June 30, 2006 and 2005, the condensed consolidated balance sheet as of June 30, 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows. The December 31, 2005 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2005 Annual Report on Form 10-K.

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

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. A full valuation allowance was provided at December 31, 2005 and June 30, 2006 on the Company’s foreign deferred tax assets related to net operating losses due to the uncertainty that such net operating loss carryforwards will eventually be utilized. For purposes of interim reporting, the Company estimates its annual effective tax rate based on estimated worldwide pre-tax income, permanent differences and credits, and reviews the annual effective tax rate estimate quarterly to determine if actual results require modifying the effective tax rate. Management estimates that the Company’s annual 2006 effective income tax rate will be approximately 40.5%. The Company’s actual effective tax rate for 2005 was 41.0%.

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

	Quarter ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net income - as reported	$6,473	$5,816	$11,993	$11,169

Weighted average shares outstanding:
Basic	24,276	23,151	24,206	22,958
Effect of dilutive stock options and unvested restricted stock	928	1,241	918	1,239
Diluted	25,204	24,392	25,124	24,197

Net income - as reported
Basic	$0.27	$0.25	$0.50	$0.49
Diluted	$0.26	$0.24	$0.48	$0.46

The following number of common stock equivalents was excluded from the calculation of diluted net income per share, as these shares were antidilutive: 3.2 million and 3.1 million for the quarter and six months ended June 30, 2006, respectively and 2.0 million for the quarter and six months ended June 30, 2005.

4.              Equity-based compensation

LECG adopted SFAS No. 123(R) Share-Based Compensation as of January 1, 2006, and has elected to use the modified prospective method for accounting for equity-based compensation, which requires companies to record compensation expense for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption, and to record compensation expense for any awards issued, modified or settled after January 1, 2006. Equity-based compensation expense was $1,647,903 for the quarter ended June 30, 2006; of which, $1,068,139 was included in cost of revenues and $579,764 was included in operating expenses. The total income tax benefit recognized in the income statement for equity-based compensation was $667,401 for the quarter ended June 30, 2006. Equity-based compensation expense was $3,268,871 for the six months ended June 30, 2006; of which, $2,070,540 was included in cost of revenues and $1,198,331 was included in operating expenses. The total income tax benefit recognized in the income statement for equity-based compensation was $1,323,893 for the six months ended June 30, 2006.

2003 Stock Option Plan

The Company has a 2003 Stock Option Plan (the “Plan”), under which restricted shares and non-qualified options may be granted to employees and non-employee experts to purchase, in the aggregate, up to 4,365,000 common shares. The Plan provides for increases in the number of shares available for issuance on the first day of each calendar year, equal to the lesser of:

•                                          4% of the outstanding shares of common stock on the first day of the fiscal year;

•                                          1,250,000 shares; or

•                                          a lesser amount as may be determined by the Board of Directors.

As of June 30, 2006, 1,083,430 shares were available for grant under the Plan.

Options issued under the Plan generally have an exercise price equal to the closing market price of the underlying stock on the date of grant. Vesting is based on service periods that range from 1.0 to 8.5 years, with five and seven years being the most common. Options granted under the Plan expire ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that employs the assumptions and inputs appearing in the table below. Certain inputs are presented as the range of values for that input used throughout the periods presented. Expected volatility is measured using the historical volatility of LECG’s stock price from the time of its initial public offering in November 2003 through the option’s grant date. Expected life is an estimate based on the vesting term and the original contractual term. The expected dividend rate is 0%, as LECG expects that no dividends will be paid during the term of the options granted and outstanding, and the risk-free interest rate is based on published yields on U.S. Treasury securities with maturities commensurate with the expected term of the option.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Expected volatility	37.9%	40.3% - 40.9%	37.9% - 39.7%	38.8% - 43.6%
Expected dividend rate	0%	0%	0.0%	0.0%
Expected term (in years)	5.9 - 10.0	5.0 - 7.0	5.9 - 10.0	5.0 - 7.0
Risk-free interest rate	5.0% - 5.1%	3.8% - 3.9%	4.3% - 5.1%	3.5% - 3.9%

A summary of option activity under the Plan as of June 30, 2006, and changes during the six months then ended is as follows:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate intrinsic value
Outstanding at January 1, 2006	5,614,762	$15.33
Granted (exercise price = market price)	405,250	$17.95
Exercised	(205,519)	$7.20
Forfeited or canceled	(82,206)	$17.53
Outstanding at June 30, 2006	5,732,287	$15.77	7.3	$22,961,587
Exercisable at June 30, 2006	2,503,015	$9.96	6.0	$21,683,568

The weighted-average grant-date fair value of options granted during the quarter and six months ended June 30, 2006 was $9.20 and $8.86, respectively. The total intrinsic value of options exercised during the quarter and six months ended June 30, 2006 was $700,051and $2,170,970, respectively.

As of June 30, 2006, total unrecognized compensation cost related to non-vested options granted under the Plan was $25,670,764, which is expected to be recognized over a weighted average period of 5.6 years.

Equity-based compensation for the quarter and six months ended June 30, 2005

The Company recognized equity-based compensation in 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”) required that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option-vesting period.

SFAS 123 required the disclosure of pro forma net income and net income per share had the Company adopted the fair value method since the Company’s inception. If the computed values of the Company’s equity-based awards to employees had been amortized to expense over the vesting period of the awards (based upon the weighted average assumptions described above), net income would have been (in thousands, except per share data):

	Quarter ended	Six months ended
	June 30, 2005	June 30, 2005
Net income - as reported	$5,816	$11,169
Add equity-based employee compensation expense, net of taxes	83	165
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,175)	(2,158)
Net income - pro forma	$4,724	$9,176

Basic earnings per share:
Net income - as reported	$0.25	$0.49
Net adjustment for fair value based method	(0.05)	(0.09)
Net income - pro forma	$0.20	$0.40

Diluted earnings per share:
Net income - as reported	$0.24	$0.46
Net adjustment for fair value based method	(0.04)	(0.08)
Net income - pro forma	$0.20	$0.38

Restricted Stock

The Company issued 140,625 shares of its common stock on August 1, 2003 to employees of the Company at a grant date fair value of $14.40 that will cliff-vest on August 1, 2008, provided these individuals are employed by LECG through that date. The equity-based compensation cost recognized in connection with these shares was $101,250 and $202,500 for the quarter and six months ended June 30, 2006, respectively, all of which was included in cost of revenues. The total income tax benefit recognized in the income statement in connection with these shares was $41,006 and $82,013 for the quarter and six months ended June 30, 2006, respectively. As of June 30, 2006, total unrecognized compensation cost related to restricted stock was $843,750, which is expected to be recognized over 2.1 years.

5. Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income for the quarters and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net income - as reported	$6,473	$5,816	$11,993	$11,169
Foreign currency translation gain (loss)	318	(824)	441	(1,007)
Comprehensive income	$6,791	$4,992	$12,434	$10,162

6. Business acquisitions

On May 9, 2006, the Company purchased the business (including certain assets, experts and professional staff) of BMB Mack Barclay, Inc. and affiliates (“Mack Barclay”), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. The purchase price was comprised of $12.95 million paid in cash at closing and the issuance of 13,291 unregistered shares of LECG common stock with a fair value of $250,000. The preliminary allocation of the purchase price, including an estimated $500,000 of acquisition costs, was as follows:

•                  $11.1 million to goodwill,

•                  $1.4 million to contract rights (twelve month amortization),

•                  $850,000 to other identifiable intangible assets (7 year amortization), and

•                  $371,000 to net current assets and equipment.

If specified annual performance targets are achieved through April 2011, the Company will make additional payments of up to $8.8 million by no later than July 2011. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

Supplemental pro forma disclosures of the results of operations for the quarters and six months ended June 30, 2006 and 2005 as if the acquisition of Mack Barclay had been completed as of the beginning of the periods presented is as follows (in thousands, except per share data). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented:

	(Unaudited)
	Quarter ended	Six months ended	Quarter ended	Six months ended
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2005
Revenue - as reported	$89,050	$173,514	$72,541	142,262
Revenue - pro forma	$90,440	$178,195	$76,359	149,898

Net income - as reported	$6,473	$11,993	$5,816	11,169
Net income - pro forma	$6,646	$12,572	$6,276	12,088

Earnings per share:
Basic - as reported	$0.27	$0.50	$0.25	$0.49
Basic - pro forma	$0.27	$0.52	$0.27	$0.53

Diluted - as reported	$0.26	$0.48	$0.24	$0.46
Diluted - pro forma	$0.26	$0.50	$0.26	$0.50

7. Goodwill and identifiable intangible assets

Goodwill relates to the Company’s business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. SFAS No. 142 Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable.

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

The balance in goodwill as June 30, 2006 and 2005 and changes in the carrying amount of goodwill for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Six months ended June 30,
	2006	2005
Balance in goodwill at beginning of year	$77,133	$57,947
Goodwill recognized in connection with the initial acquisition:
Mack Barclay	11,138	—
J. Philip Cook & Associates	—	1,564

Goodwill recognized in connection with performance-based component of purchase price (earnout):
Center for Forensic Economic Studies	1,856	1,702
Bates Private Capital Incorporated	1,744	—
Neilson Elggren LLP	731	—
Low Rosen Taylor Soriano	715	572
Mack Barclay	276	—
Economic Analysis LLC	73	167
Lancaster Consulting LLC	150	—
Other changes (1)	349	57
Balance in goodwill at June 30	$94,165	$62,009

(1) Other changes represent finalization of transaction costs and valuation of intangible assets.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, customer contracts, non-compete agreements and trade processes and are generally amortized over periods ranging from six months to 20 years. Other intangible assets as of June 30, 2006 were (in thousands):

	Gross	Amortization	Net

Customer relationships	$8,700	$(846)	$7,854
Customer contracts	2,941	(1,373)	1,568
Other identifiable intangible assets	2,180	(156)	2,024
Total	$13,821	$(2,375)	$11,446

The estimated future amortization expense of other intangible assets as of June 30, 2006 is as follows (in thousands):

2006	$1,591
2007	1,887
2008	1,227
2009	1,220
2010	1,216
Thereafter	4,305
Total	$11,446

8.              Commitments and contingencies

Legal proceedings

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against the Company and one of our experts. This action arises out of the Company's hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that the Company interfered with NERA's contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by the Company and contains a demand for a jury trial.

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

The Company has a dispute with Navigant Consulting, Inc. arising out of its management led buyout of certain of the assets and liabilities of LECG, Inc. from Navigant Consulting and LECG, Inc. In the management led buyout, the Company acquired substantially all of the assets and assumed certain liabilities of LECG, Inc. pursuant to an asset purchase agreement with Navigant Consulting and LECG, Inc. dated September 29, 2000. Under the asset purchase agreement, up to $5.0 million of the purchase price was deferred contingent upon whether specific individuals listed on a schedule to the asset purchase agreement had an employment, consulting, contracting or other relationship with the Company on September 29, 2001. Navigant Consulting contends that it is entitled to a payment of approximately $4.9 million plus interest with respect to the contingent purchase price amount. On several occasions before and after September 29, 2001, the Company notified Navigant Consulting that several of the individuals listed on the schedule to the asset purchase agreement did not have an employment, consulting, contracting or other relationship with the Company on September 29, 2001. If Navigant Consulting initiates legal proceedings against the Company, a decision against the Company could harm its financial results and financial position.

Business acquisitions and expert hires

The Company has made commitments in connection with current and prior years acquisitions that will require the Company to make additional payments and recognize additional goodwill if specified performance targets are met. The Company has also made commitments that will require the Company to make guaranteed purchase price payments. In addition, the Company has made commitments to make bonus compensation payments if specified performance targets are achieved.

In connection with the Company’s May 2006 acquisition of the business of Mack Barclay, if specified annual performance targets are achieved through April 2011, the Company will make additional payments of up to $8.8 million by no later than July 2011. As a result of achieving specified performance targets through June 30, 2006, the Company recognized $276,000 of additional goodwill in the six months ended June 30, 2006, to be paid in July 2007.

In connection with the Company’s December 2005 acquisition of the business of Lancaster Consulting LLC (“Lancaster”), if specified annual performance targets are achieved through December 2009, the Company will make additional payments of up to $1.35 million by no later than March 2010. As a result of achieving specified performance targets through June 30, 2006, the Company recognized $150,000 of additional goodwill in the six months ended June 30, 2006, to be paid in March 2007.

In connection with the Company’s November 2005 acquisition of the business of Neilson Elggren LLP (“Neilson”), if specified annual performance targets are achieved through October 2010, the Company will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010. As a result of achieving specified performance targets through June 30, 2006, the Company recognized $841,000 of additional goodwill ($731,000 in the six months ended June 30, 2006), to be paid in January 2007.

In connection with the Company’s August 2005 acquisition of the business of Bates Private Capital Incorporated (“Bates”), if specified annual performance targets are achieved through July 2011, the Company will make additional payments of up to $13.0 million by no later than September 2011. As a result of achieving specified performance targets through June 30, 2006, the Company recognized $3.0 million of additional goodwill ($1.7 million in the six months ended June 30, 2006), to be paid in September 2006.

In connection with the Company’s March 2004 acquisition of Low Rosen Taylor Soriano (“LRTS”), as a result of achieving specified performance targets for 2006, the Company recognized $715,000 of additional goodwill in the six months ended June 30, 2006, to be paid in February 2007.

In connection with the Company’s August 2003 acquisition of Center for Forensic Economic Studies (“CFES”), as a result of achieving specified performance targets in 2005, the Company made an additional purchase price payment of $1.8 million in August 2006. As a result of achieving specified performance targets in 2006, the Company has recognized $1.9 million of additional goodwill in the six months ended June 30, 2006, to be paid in August 2007. As a result of achieving specified performance targets in 2005 and 2006, the Company paid bonus compensation of $560,000 in August 2006. In addition, if specified performance targets are achieved in 2006 and 2007, the Company will pay bonus compensation of up to $580,000 in August 2007.

In connection with the hiring of certain experts and professional staff in March 2004, the Company paid $5.7 million in March 2006 as specified performance targets were achieved in 2005, and the Company agreed to pay performance bonuses of up to $5.7 million in March 2007 if specified performance targets are achieved in 2006. Because the unearned portion of the bonus payments are recoverable in the event the experts leave the Company prior to March 2011, all such bonus payments are subject to amortization from the time the bonus is recognized through March 2011. The Company believes it is probable that the 2006 performance criteria will be met for the $5.7 million bonus payable in March 2007, and has recognized a performance bonus and associated liability of $5.7 million and related amortization expense in the six months ended June 30, 2006.

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

2006 recruitment of experts and acquisitions

An important element of our growth strategy is the recruitment and hiring of additional experts either by direct hiring or business acquisitions. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas. The following table summarizes the change in the number of experts and professional staff since June 30, 2005:

				Percent Increase From
	June 30,	December 31,	June 30,	June 30,	December 31,
	2005	2005	2006	2005	2005
Experts	319	348	373	17%	7%
Professional staff	443	563	602	36%	7%
Total	762	911	975	28%	7%

In May 2006, we acquired substantially all of the assets of BMB Mack Barclay, Inc. and affiliates, an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. The purchase price was comprised of $12.95 million paid in cash and 13,291 unregistered shares of our common stock with a fair value of $250,000. In addition, if specified performance targets are achieved through April 2011, we will make additional payments of up to $8.8 million by no later than July 2011.

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

The following table summarizes our revenue from these sources by quarter for the most recent eight quarters (in thousands).

	Sept 30,	Dec 31	Mar 31,	June 30,	Sept 30,	Dec 31	Mar 31,	June 30,
	2004	2004	2005	2005	2005	2005	2006	2006

Expert and professional staff revenue	$51,826	$56,516	$66,526	$68,216	$66,661	$70,118	$80,897	$84,512
Performance-based expert revenue (1)	1,780	4,115	178	302	1,240	302	89	192
Reimbursable expenses	2,460	3,077	3,017	4,023	3,465	2,608	3,478	4,346
Revenue	$56,066	$63,708	$69,721	$72,541	$71,366	$73,028	$84,464	$89,050

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

•                  Costs that are reimbursable by clients, including but not limited to travel, document reproduction and subscription data services; and

•                  Amortization of signing and performance bonuses that are subject to vesting over time

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 72% of their individual billings on particular projects in the three months ended June 30, 2006. Experts are paid when we have received payment from our clients. Any outstanding advances previously paid to experts are deducted from such payments. In some cases, we guarantee an expert’s draw at the inception of employment for a period of time, ranging from one to two years. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with the expert’s engagements. Experts not on either of these compensation models are compensated on a salary plus performance based bonus model.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff revenue. The number of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of our professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. In the three months ended June 30, 2006, these fees have averaged 10% of professional staff revenues. Experts are required, with some exceptions approved by us, to use our professional staff unless the skills required to perform the work are not available within the Company. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed. Such services are not a material component of our revenue.

Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is deferred until a future date. Signing bonuses are recognized at the time the payment is made or the obligation to pay such bonus is incurred, and are generally amortized over the term defined in the employment agreement for the period during which they could be recovered from the employee if he or she were to leave us prior to a specified date. We have also paid or are obligated to pay to certain experts performance bonuses that are subject to recovery of unearned amounts if the expert leaves prior to a specified date. Like signing bonuses, performance bonuses are amortized over the period that the bonus can be recovered, and we recognize such performance bonuses at the time we determine that it is considered more likely than not that the performance criteria will be met. Most of our agreements allow us to recover signing and performance bonuses over periods generally ranging from one to eight years.

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

We use the Black-Scholes option valuation model to value employee stock awards. We calculate stock price volatility using historical closing prices of our stock from November 2003, the time of our initial public offering, through the grant date of the options being valued. Forfeiture rate assumptions are also derived from historical data. We recognize compensation expense using the straight-line amortization method for share-based compensation awards with graded vesting. Had we used alternative valuation methodologies, the amount we expense for equity awards could be significantly different.

Provision for income taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS No. 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized. Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. A full valuation allowance was provided at December 31, 2005 and June 30, 2006 on the Company’s foreign deferred tax assets related to net operating losses due to the uncertainty they will eventually be utilized.

Our annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. We have estimated our 2006 annual effective income tax rate to be 40.5%.

Goodwill and identifiable intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made through June 30, 2006. We determined that we have one reporting unit based on several factors, one of which was the similarity of operations throughout our individual offices. We evaluate our acquisitions on an individual basis to determine if the business acquired represents a separate reporting unit, as defined by SFAS No. 142 Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. Thus far, our business acquisitions have been integrated within the structure of our organization and our individual offices share similar economic characteristics, and consequently are aggregated for purposes of identifying our reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on our quoted market price and measure the amount of impairment based on fair value. If a portion of a reporting unit that constitutes a business, as defined under accounting principles generally accepted in the United States, has been disposed of by sale or abandonment, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal. For the 2005 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. At October 1, 2005, we concluded that there was no impairment to our goodwill.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

Revenue

Revenue for the second quarter of 2006 increased $16.5 million, or 23%, to $89.1 million from $72.5 million for the same period of 2005. The increase included a $16.3 million, or 24% increase in expert and professional staff revenue, excluding performance-based services. The increase in expert and professional staff revenue resulted from a 31% increase in the number of expert and professional staff billable hours, partially offset by a 6% decrease in the average hourly billing rate. Underlying the growth in billable hours is the addition of 54 experts and 159 professional staff members since June 2005 as a result of our recruitment efforts and the acquisitions of the businesses of Bates in August 2005, Neilson in November 2005, and Lancaster and Beach in December 2005, and Mack Barclay in May 2006. The decrease in average hourly billing rates is due to changes in the expert and staff mix and lower average billing rates for staff hired in connection with our acquisition of Bates in August 2005, partially offset by rate increases. Our total international operations contributed $2.2 million to the overall growth in revenue in the second quarter of 2006. Revenue from our international operations represents 14% of total revenue for the second quarter of 2006 compared to 15% of total revenue in the second quarter of 2005.

Cost of services

Cost of services for the second quarter of 2006 increased $9.8 million, or 20%, to $58.6 million from $48.8 million for the second quarter of 2005. Our gross margin percentage was 34.2% in the second quarter of 2006 as compared with 32.8% for the same period of 2005. Contributing to the gross margin increase is a reduction in the average project origination fee percentage earned by experts to 10% in the second quarter of 2006 from 12% in the second quarter of 2005; a lower percentage of low-margin contingent fee and reimbursable expense revenue as compared with the same period last year; and a higher proportion of professional staff versus expert revenues. Offsetting these factors is an increase in equity-based compensation of $927,000 in the second quarter of 2006 in connection with adopting SFAS No. 123(R) as of January 1, 2006. Expert and professional staff compensation and related costs increased $7.5 million, as we added 54 experts and 159 professional staff since June 2005. Our growth in revenues contributed directly to the increase in expert compensation as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Project origination fees paid to experts increased by $477,000, consistent with the growth in professional staff revenue in the second quarter of 2006 as compared to the second quarter of 2005, and bonus compensation for salaried experts and professional staff increased $791,000 due to an increase in professional staff headcount and performance-based bonus compensation for certain experts.

Contributing to the increase in cost of services is the amortization of signing and performance bonuses of $2.0 million in the second quarter of 2006, representing an increase of $360,000 as compared to the second quarter of 2005. The increase in amortization is primarily due to the recognition of performance bonuses totaling $5.7 million, subject to achieving 2006 performance criteria that we estimate to be probable and consequently paid in March 2007.

Operating expenses

Operating expenses in the second quarter of 2006 increased $5.5 million, or 39%, to $19.7 million from $14.1 million for the same quarter of 2005. Contributing to the increase in general and administrative expenses was $2.3 million of salary, bonus and related payroll taxes due primarily to overall salary increases, and the addition of approximately 63 administrative staff since June 2005, including the hiring of a Chief Operating Officer in May 2006. Also included in the increase in compensation is an increase in bonus compensation for management and administrative staff of $398,000 due to increased administrative headcount and increased management bonuses for 2006 as compared to 2005. We expect that additional administrative staff will be hired to accommodate future growth in our domestic and international operations. Contributing to the increase in operating expenses was an increase of $580,000 of equity-based compensation expense following the adoption of SFAS 123(R) as of January 1, 2006. Personnel costs and recruiting fees recognized in connection with hiring experts and professional staff decreased by $149,000. We will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.

Our facilities costs increased $519,000 in connection with the expansion of existing offices and the opening of five new offices since June 2005. Costs related to computers, telecommunications and supplies increased $315,000 due to increased personnel and the growth in our operations. Depreciation and amortization expense increased $1.0 million, primarily due to intangible assets acquired in connection with the acquisitions of Bates in August 2005, Neilson in November 2005 and Mack Barclay in May 2006. Marketing and related costs increased $412,000 as the result of our expanded marketing activities and branding initiatives designed to increase the awareness of the LECG brand. Outside services including legal, accounting and personnel service fees increased $541,000.

Interest expense

We have had no outstanding debt throughout 2005 and the six months ended June 30 2006 on our term loan or revolving credit facility. Interest expense is comprised primarily of amortization of fees paid in connection with our credit facility which was amended in July 2005.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our annual effective tax rate for 2006 will be 40.5% and have recognized income tax expense of $4.4 million for the second quarter of 2006. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $282,000 for options exercised in the second quarter of 2006 and have reduced deferred tax assets by $15,000 and increased additional paid in capital by $267,000.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenue

Revenue for the six months ended June 30, 2006 increased $31.3 million, or 22%, to $173.5 million from $142.3 million for the same period of 2005. The increase included a $30.7 million, or 23% increase in expert and professional staff revenue. The increase in expert and professional staff revenue resulted from a 30% increase in the number of expert and professional staff billable hours, partially offset by a 6% decrease in the average hourly billing rate. Underlying the growth in billable hours is the addition of 54 experts and 159 professional staff members since June 2005 as a result of our recruitment efforts and the acquisitions of the businesses of Bates in August 2005, Neilson in November 2005, Lancaster and Beach in December 2005 and Mack Barclay in May 2006. The decrease in average hourly billing rates is due to changes in the expert and staff mix and lower average billing rates for staff hired in connection with our acquisition of Bates in August 2005, partially offset by rate increases. Our total international operations contributed $3.3 million to the overall growth in revenue in the six months ended June 30, 2006. Revenue from our international operations represents 14% of total revenue for the six months ended June 30, 2006 compared to 15% of total revenue in the same period of 2005.

Cost of services

Cost of services for the six months ended June 30, 2006 increased $20.1 million, or 21%, to $115.0 million from $94.9 million for the same period of 2005. Our gross margin percentage was 33.7 % for the six months ended June 30, 2006 as compared with 33.3% for the same period of 2005. Contributing to the gross margin increase is a reduction in the percentage of project origination fees earned by experts to 11% in the six months ended June 30, 2006 from 12% for the same period of 2005; a lower percentage of low-margin contingent fee and reimbursable expense revenue as compared with the same period last year; and a higher proportion of professional staff versus expert revenues. Offsetting these factors was an increase in equity-based compensation of $1.8 million following the adoption of SFAS No. 123(R) as of January 1, 2006. Expert and professional staff direct compensation and related costs increased $15.4 million, as we added 54 experts and 159 professional staff since June 2005. Our growth in revenues contributed directly to the increase in expert compensation as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Project origination fees paid to experts increased by $944,000, consistent with the growth in professional staff revenue in the six months ended June 30, 2006 as compared with the same period of 2005, and bonus compensation for salaried experts and professional staff increased $1.1 million due to an increase in professional staff headcount and performance based bonus compensation for certain experts.

Contributing to the increase in cost of services is amortization of signing and performance bonuses of $4.1 million in the six months ended June 30, 2006, representing an increase of $609,000 as compared with the same period of 2005. The increase in amortization is primarily due to the recognition of performance bonuses totaling $5.7 million, subject to achieving 2006 performance criteria that we estimate to be probable and consequently paid in March 2007.

Operating expenses

Operating expenses in the six months ended June 30, 2006 increased $9.7 million, or 34%, to $38.5 million from $28.8 million for the same period of 2005. Contributing to the increase in general and administrative expenses was $3.7 million of salary, bonus and related payroll taxes due primarily to overall salary increases and the addition of approximately 63 administrative staff since June 2005 and our Chief Operating Officer in May 2006. We expect that additional administrative staff will continue to be hired as our growth continues. Equity-based compensation expense increased $1.2 million following the adoption of SFAS No. 123(R). Bonus compensation for management and administrative staff of $1.5 million for the six months ended June 30, 2006 was $391,000 higher than that recognized in the same period of 2005 due to higher headcount and increased management bonuses. Personnel costs and recruiting fees recognized in connection with hiring experts and professional staff for the six months ended June 30, 2006 decreased $165,000 as compared to the same period of 2005. We will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.

Our facilities costs increased $826,000 in connection with the expansion of existing offices and the opening of five new offices since June 2005. Costs related to computers, telecommunications and supplies increased $596,000 due to increased personnel and the growth in our operations. Depreciation expense and amortization of intangible assets increased by $1.4 million, primarily due to the intangible assets acquired in connection with the acquisitions of Bates in August 2005, Neilson in November 2005 and Mack Barclay in May 2006. Marketing and related costs increased $818,000 as the result of our expanded marketing activities and branding initiatives designed to increase the awareness of the LECG brand. Outside services including legal, accounting and personnel service fees increased $994,000; $317,000 of which were incurred in the first quarter of 2006 in connection with our unsuccessful efforts to complete a significant acquisition, as previously disclosed.

Interest expense

We have had no outstanding debt on our term loan or revolving credit facility throughout 2005 and the six months ended June 30 2006. Interest expense is comprised primarily of amortization of fees paid in connection with our credit facility which was amended in July 2005.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our annual effective tax rate for 2006 is approximately 40.5% and have recognized income tax expense of $8.2 million for the same six months ended June 30, 2006. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $875,000 for options exercised in the six months ended June 30, 2006 and have reduced deferred tax assets by $277,000 and increased additional paid in capital by $598,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had $17.0 million in cash and cash equivalents, primarily in money market accounts. Our primary financing need will continue to be to fund the growth in our operations. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographical areas and service areas. We expect to continue to search for and acquire top-level experts and talented professional staff in order to deepen our existing areas of service and add new ones. The growth in the number of experts and scope of operations has been accomplished through a mix of individual hires, group hires and acquisitions. Our May 2006 acquisition of Mack Barclay and our 2005 acquisitions of Cook in March, Bates in August, Neilson in November, and Beach and Lancaster in December 2005 contributed to our growth in 2006 and 2005.

Our current sources of liquidity are our cash on hand and cash generated by operations before signing and performance bonus payments. In addition, we have a revolving credit facility, which expires May 31, 2008 that provides for a maximum borrowing capacity of $50 million, $10 million of which can be used to secure letters of credit. As of June 30, 2006, we had no outstanding borrowings, and we had outstanding letters of credit of $1.7 million.

Net cash used by operations in the six months ended June 30, 2006 was $3.1 million compared to $5.4 million provided by operations in the six months ended June 30, 2005. The primary sources and uses of cash from operations in the six months ended June 30, 2006 were net income of $12.0 million, which included non-cash expenses of $10.7 million. We paid $9.0 million in signing and performance bonuses in the six months ended June 30, 2006. Signing bonuses and bonuses with performance criteria are an integral part of our recruitment and retention effort. We will likely continue to use signing and performance bonuses in our efforts to recruit and retain highly valued experts and professional staff. Substantially all of the signing bonuses and certain performance bonuses issued have vesting periods ranging from one to eight years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient leaves prior to the end of the vesting period. Adding to cash flow from operations was a $3.5 million increase in accrued compensation due to the timing of payments to experts and bonus accruals. This was offset by an increase in accounts receivable of $18.6 million resulting from the increase in expert and professional staff revenue. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy, and international operations. Net cash used by operating activities in the six months ended June 30, 2005 resulted from net income of $11.2 million, which included non-cash expenses of $5.7 million. This was offset by an increase in accounts receivable of $11.2 million and payments of $4.8 million for signing bonuses in the six months ended June 30, 2005.

Net cash used by investing activities was $18.3 million for the six months ended June 30, 2006 as compared to $8.9 million for the six months ended June 30, 2005. Cash used in investing activities in the six months ended June 30, 2006 and 2005 included the following acquisition related payments (in thousands):

	For the six months ended June 30,
	2006	2005
Payment in connection with acquisitions (net of cash acquired and including transaction costs):
Mack Barclay	$13,071	$—
Cook	—	1,409
Other (1)	195	—

Performance based payments:
EA	1,803	2,536
LRTS	1,602	1,052
Total acquisition related payments	$16,671	$4,997

(1) Finalization of transaction costs incurred.

Investing activities in the six months ended June 30, 2006 also included investments in leasehold improvements and fixed assets of $1.7 million, related primarily to expansion of existing offices as well as hardware and software additions. We invested $3.9 million in leasehold improvements and hardware and software costs associated with our internal systems and operations in the six months ended June 30, 2005.

Net cash provided by financing activities for the six months ended June 30, 2006 was $2.2 million, consisting of $1.5 million of proceeds from the exercise of options and $160,000 from the issuance of 9,108 shares of common stock in connection with our Employee Stock Purchase Plan. We also realized $598,000 of tax benefit from option exercises and equity compensation plans.

Net cash provided by financing activities for the six months ended June 30, 2005 was $5.0 million, as the result of: $1.3 million of net proceeds from our sale of an additional 74,375 shares of our common stock in January 2005 following our secondary offering in December 2004, $925,000 from the issuance of 63,112 shares of common stock in connection with our Employee Stock Purchase Plan and $2.7 million of proceeds from the exercise of options.

Contractual obligations and contingent commitments

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if specified performance targets are achieved. In addition, we have made commitments to make bonus compensation payments if specified performance targets are achieved. The following summarizes new commitments and additional purchase price recognized as a result of achieving specified performance targets during the six months ended June 30, 2006 in connection with our acquisitions and certain expert agreements.  (See note 7 of the condensed consolidated financial statements contained in this Quarterly Report on form 10-Q for a schedule of goodwill recognized in the six months ended June 30, 2006.)

In connection with our May 2006 acquisition of Mack Barclay, if specified annual performance targets are achieved through April 2011, we will make additional payments of up to $8.8 million by no later than July 2011. As a result of achieving specified performance targets through June 30, 2006, we recognized $276,000 of additional purchase price in the six months ended June 30, 2006, to be paid in July 2007.

In connection with our December 2005 acquisition of Lancaster, if specified annual performance targets are achieved through December 2009, we will make additional payments of up to $1.35 million by no later than March 2010. As a result of achieving specified performance targets through June 30, 2006, we recognized $150,000 of additional purchase price in the six months ended June 30, 2006, to be paid in March 2007.

In connection with our November 2005 acquisition of the business of Neilson, if specified annual performance targets are achieved through October 2010, we will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010. As a result of achieving specified performance targets through June 30, 2006, we recognized $841,000 ($731,000 in the six months ended June 30, 2006) of additional purchase price, to be paid in January 2007.

In connection with our August 2005 acquisition of the business of Bates, if specified annual performance targets are achieved through July 2011, we will make additional payments of up to $13.0 million by no later than September 2011. As a result of achieving specified performance targets through June 30, 2006, we recognized $3.0 million of additional purchase price ($1.7 million in the six months ended June 30, 2006), to be paid in September 2006.

In connection with our March 2004 acquisition of EA, if specified annual performance targets are achieved in 2006, we will make additional payments of up to $2.55 million by no later than March 2007. As a result of achieving specified performance targets through December 2005, we paid $1.8 million in March 2006 and recognized an additional $73,000 of goodwill in the six months ended June 30, 2006.

In connection with our March 2004 acquisition of LRTS, as a result of achieving specified annual performance targets for 2006, we recognized $715,000 of additional purchase price in the six months ended June 30, 2006, to be paid in February 2007.

In connection with our August 2003 acquisition of CFES, as a result of achieving specified annual performance targets in 2005, we made an additional purchase price payment of $1.8 million in August 2006. As a result of achieving specified performance targets in 2006, we recognized $1.9 million of additional purchase price in the six months ended June 30, 2006, to be paid in August 2007. As a result of achieving specified performance targets in 2005 and 2006, we paid bonus compensation of $560,000 in August 2006. In addition, if specified performance targets are achieved in 2006 and 2007, we will pay bonus compensation of up to $580,000 in August 2007.

In connection with the hiring of certain experts and professional staff in March 2004, we paid $5.7 million in March 2006 as specified performance targets were achieved in 2005, and we have agreed to pay performance bonuses of up to $5.7 million in March 2007 if specified performance targets are achieved in 2006. All such bonus payments are subject to amortization from the time the bonuses are recognized through March 2011, as the unearned portion of the bonus payments are recoverable in the event the experts leave prior to March 2011. We believe it is probable that the 2006 performance criteria will be met.

Future needs

We believe our cash on hand, funds generated by operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Thereafter, we anticipate that our future cash requirements will be funded with cash generated from operations and additional debt, as needed. Cash payments for signing and performance bonuses and acquisitions could affect our anticipated cash needs. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of June 30, 2006, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

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

Similar to other professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts,

and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with our experts. Consequently, experts can terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts combined accounted for 17% of our revenues in the six months ended June 30, 2006. If any of these individuals or other top performing experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

We may experience difficulties in integrating new businesses, which could impair the overall quality and timeliness of the information produced by our financial reporting systems. Further related to the issue of providing accurate and timely financial information, there are certain key personnel that have developed over time a deep institutional knowledge of, and have helped shape and implement the unique characteristics of our expert compensation model, including developing the financial and operational support systems and contractual agreements necessary to administer the complexities of the model. This institutional knowledge has been an essential element in our ability to scale our model to meet the demands imposed by our growth. Any failure to successfully manage growth, retain key administrative personnel, maintain adequate internal disclosure controls and procedures or controls over financial reporting, could result in material weaknesses in our controls and could harm our financial results and business prospects.

We depend on the complex damages and competition policy/antitrust consulting practice areas, which could be adversely affected by changes in the legal, regulatory and economic environment.

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area accounted for 24% and 25% of our billings in 2005 and the six months ended June 30, 2006, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 24% of our billings in 2005 and in the six months ended June 30, 2006. Changes in the federal or international antitrust laws or the federal or international regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

•       additional expenses associated with the amortization, impairment or write-off of acquired intangible assets and acquired goodwill, which could adversely impact our profitability and cash flow;

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

We currently have international operations in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom. In the six months ended June 30, 2005 and 2006, revenue attributable to activities outside of the United States was 15% and 14%, respectively. We may continue to expand internationally and our international revenue may account for an increasing portion of our revenue in the future. Our international operations carry special financial and business risks, including:

•                  Greater difficulties in managing and staffing foreign operations;

•                  Less stable political, social and economic environments;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On May 9, 2006, we issued 13,291 shares of our common stock at an effective purchase price of $18.81 in connection with our acquisition of certain assets and liabilities of BMB Mack Barclay, Inc. and affiliates. The foregoing purchase and sale were exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 9, 2006 to consider and vote upon two matters. The first matter related to the election of seven director nominees, David J. Teece, Michael R. Gaulke, Michael J. Jeffery, William W. Liebeck, Ruth M. Richardson, William J. Spencer and Walter H.A. Vandaele, to serve a one-year term or until their respective successors are duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld

David J. Teece	22,524,613	649,332
Michael R. Gaulke	23,014,653	159,292
Michael J. Jeffery	22,827,812	346,133
William W. Liebeck	23,009,522	164,423
Ruth M. Richardson	23,038,024	135,921
William J. Spencer	23,027,524	146,421
Walter H.A. Vandaele	21,275,696	1,898,249

The second matter related to the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. 23,018,087 votes were cast for ratification, 154,366 were cast against, and there were 1,492 abstentions and no broker non-votes.

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

*3.6	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
*4.1	Form of the Registrant’s Common Stock Certificate
10.62	Asset Purchase Agreement entered into as of May 5, 2006 by and among LECG Corporation, LECG, LLC, BMB Mack Barclay, Inc., and other persons identified therein.(1)
10.63	Employment Letter Agreement dated May 18, 2006 by and between LECG Corporation and Michael J. Jeffery.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal executive officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal financial officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

LECG CORPORATION
(Registrant)

Date: August 7, 2006	/s/ David J. Teece
Chairman of the Board of Directors
(Principal Executive Officer)

/s/ John C. Burke
Chief Financial Officer
(Principal Financial Officer)