Form 10-Q
period 2006-09-30
LECG CORP
filed 2006-11-07
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐ No ☒

As of  October 31, 2006, there were 24,611,662 shares of the registrant’s common stock outstanding.

LECG CORPORATION

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended September 30, 2006 and 2005

(in thousands, except per share data)

(unaudited)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$91,390	$71,366	$264,904	$213,628
Cost of services	(59,811)	(47,192)	(174,780)	(142,045)
Gross profit	31,579	24,174	90,124	71,583
Operating expenses:
General and administrative expenses	(18,955)	(12,837)	(54,308)	(39,824)
Depreciation and amortization	(1,824)	(1,141)	(5,013)	(2,968)
Goodwill write off	—	(1,063)	—	(1,063)
Operating income	10,800	9,133	30,803	27,728
Interest income	195	225	683	623
Interest expense	(157)	(107)	(391)	(218)
Other income (expense), net	(147)	(131)	(248)	(50)
Income before income tax	10,691	9,120	30,847	28,083
Income tax provision	(4,330)	(3,720)	(12,493)	(11,514)
Net income	$6,361	$5,400	$18,354	$16,569

Net income per share:
Basic	$0.26	$0.23	$0.76	$0.71
Diluted	$0.25	$0.22	$0.73	$0.68
Share amounts:
Basic	24,371	23,678	24,261	23,201
Diluted	25,268	25,051	25,175	24,441

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$20,458	$35,722
Accounts receivable, net of allowance of $829 and $666	116,870	94,299
Prepaid expenses	5,052	4,317
Deferred tax assets, net	1,482	1,745
Signing and performance bonuses - current portion	9,435	6,122
Other current assets	3,641	4,775
Total current assets	156,938	146,980
Property and equipment, net	13,292	10,791
Goodwill	96,742	77,133
Other intangible assets, net	10,578	10,865
Signing and performance bonuses - long-term	25,564	19,035
Deferred compensation plan assets	9,547	6,403
Other long-term assets	1,488	1,678
Total assets	$314,149	$272,885

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$44,320	$43,924
Revolving credit facility	10,000	—
Accounts payable and other accrued liabilities	7,562	5,412
Payable for business acquisitions - current portion	6,496	6,510
Deferred revenue	2,622	2,427
Income taxes payable	—	3,961
Total current liabilities	71,000	62,234
Payable for business acquisitions - long-term	2,000	2,400
Deferred compensation plan obligations	10,043	6,615
Deferred tax liabilities	989	989
Other long-term liabilities	7,421	5,581

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 24,552,770 and 24,243,482 shares outstanding at September 30, 2006 and December 31, 2005, respectively	25	24
Additional paid-in capital	151,523	144,171
Deferred equity compensation	—	(1,056)
Accumulated other comprehensive income (loss)	702	(165)
Retained earnings	70,446	52,092
Total stockholders’ equity	222,696	195,066
Total liabilities and stockholders’ equity	$314,149	$272,885

See notes to condensed consolidated financial statements

LECG CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended  Sepember 30, 2006 and 2005

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$18,354	$16,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	222	122
Depreciation and amortization of equipment and leaseholds	2,637	2,249
Amortization of intangible assets	2,376	719
Goodwill write off	—	1,063
Signing and performance bonuses paid	(18,034)	(6,318)
Amortization of signing and performance bonuses	6,286	5,106
Tax benefit from option exercises and equity compensation plans	281	5,782
Equity-based compensation	4,930	418
Deferred rent	198	1,142
Other	(8)	(119)
Changes in assets and liabilities:
Accounts receivable	(22,794)	(18,240)
Prepaid and other current assets	1,217	(1,169)
Accounts payable and other accrued liabilities	(2,212)	(1,454)
Accrued compensation	1,487	(1,580)
Deferred revenue	163	488
Deferred compensation plan assets net of liabilities	283	279
Other assets	167	(473)
Other liabilities	1,745	1,801
Net cash provided by (used in) operating activities	(2,702)	6,385
Cash flows from investing activities
Business acquisitions and earnout payments, net of acquired cash	(21,900)	(24,597)
Purchase of property and equipment	(4,796)	(5,924)
Other	39	(49)
Net cash used in investing activities	(26,657)	(30,570)
Cash flows from financing activities
Borrowings under revolving credit facility	25,000	—
Repayments under revolving credit facility	(15,000)	—
Exercise of stock options	2,284	8,634
Proceeds from secondary offering, net of offering costs	—	1,311
Proceeds from issuance of stock- employee stock plan	160	925
Tax benefit from option exercises and equity compensation plans	784	—
Net cash provided by financing activities	13,228	10,870
Effect of exchange rates on changes in cash	867	(988)
Decrease in cash and cash equivalents	(15,264)	(14,303)
Cash and cash equivalents, beginning of year	35,722	42,082
Cash and cash equivalents, end of period	$20,458	$27,779
Supplemental disclosure
Cash paid for interest	$238	$60
Cash paid for income taxes	$15,898	$5,789
Non cash investing and financing activities
Fair value of common stock issued for acquisitions	$250	$1,250

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

The condensed consolidated statements of income for the quarters and nine months ended September 30, 2006 and 2005, the condensed consolidated balance sheet as of September 30, 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows, with the exception of the write off of goodwill in 2005.  The December 31, 2005 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2005 Annual Report on Form 10-K.

2.              Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is evaluating FIN 48 to determine if there will be any impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.    We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

3.              Significant accounting policies

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

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. A full valuation allowance was provided at December 31, 2005 and September 30, 2006 on the Company’s foreign deferred tax assets related to net operating losses due to the uncertainty that such net operating loss carryforwards will eventually be utilized. For purposes of interim reporting, the Company estimates its annual effective tax rate based on estimated worldwide pre-tax income, permanent differences and credits, and reviews the annual effective tax rate estimate quarterly to determine if actual results require modifying the effective tax rate. Management estimates that the Company’s annual 2006 effective income tax rate will be approximately 40.5%. The Company’s actual effective tax rate for 2005 was 41.0%.

Equity-based compensation

The Company adopted SFAS No.123(R) Share-Based Payment on January 1, 2006 to account for equity-based compensation and elected the modified prospective method of transition, which requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS No. 123(R) for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amounts. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. The Company has previously used the Black-Scholes option pricing model for disclosure requirements under SFAS No. 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and continues to use this option pricing model to value new option grants.

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

4.     Net income per share and share amounts

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

	Quarter ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005

Net income - as reported	$6,361	$5,400	$18,354	$16,569

Weighted average shares outstanding:
Basic	24,371	23,678	24,261	23,201
Effect of dilutive stock options and unvested restricted stock	897	1,373	914	1,240
Diluted	25,268	25,051	25,175	24,441

Net income - as reported
Basic	$0.26	$0.23	$0.76	$0.71
Diluted	$0.25	$0.22	$0.73	$0.68

The following number of common stock equivalents was excluded from the calculation of diluted net income per share, as these shares were antidilutive: 3.3  million and 3.2  million for the quarter and nine months ended September 30, 2006, respectively and 105,000 and 1.8 million for the quarter and nine months ended September 30, 2005, respectively.

5.     Equity-based compensation

LECG adopted SFAS No. 123(R) Share-Based Compensation as of January 1, 2006, and has elected to use the modified prospective method for accounting for equity-based compensation, which requires companies to record compensation expense for the unvested portion of previously issued awards that were outstanding at the initial date of adoption, and to record compensation expense for any awards issued, modified or settled after January 1, 2006. Equity-based compensation expense was $1.7 million for the quarter ended September 30, 2006, of which, $1,016,000 was included in cost of revenues and $645,000 was included in operating expenses. The total income tax benefit recognized in the income statement for equity-based compensation was $673,000 for the quarter ended September 30, 2006. Equity-based compensation expense was $4.9 million for the nine months ended September 30, 2006, of which $3.1 million was included in cost of revenues and $1.8 million was included in operating expenses. The total income tax benefit recognized in the income statement for equity-based compensation was $2.0 million for the nine months ended September 30, 2006.

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

As of September 30, 2006, 1,050,178 shares were available for grant under the Plan.

Options issued under the Plan generally have an exercise price equal to, or in certain cases, greater than the closing market price of the underlying stock on the date of grant. Vesting is based on service periods that range from 1.0 to 9.5 years, with five and seven years being the most common. Options granted under the Plan expire ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that employs the assumptions and inputs appearing in the table below. Certain inputs are presented as the range of values for that input used throughout the periods presented. Expected volatility is measured using the historical volatility of LECG’s stock price from the time of its initial public offering in November 2003 through the option’s grant date. Expected life is an estimate based on the vesting term and the original contractual term. The expected dividend rate is 0%, as LECG expects that no dividends will be paid during the term of the options granted that are currently outstanding, and the risk-free interest rate is based on published yields on U.S. Treasury securities with maturities commensurate with the expected term of the option.

	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Expected volatility	37.7%	39.9%	37.7% - 39.7%	39.9% - 43.6%
Expected dividend rate	0%	0%	0%	0%
Expected term (in years)	5.5 - 7.0	1.0 - 7.0	5.5 - 10.0	1.0 - 7.0
Risk-free interest rate	4.9%	4.1%	4.3% - 5.1%	3.5% - 4.1%

A summary of option activity as of September 30, 2006, and changes during the nine months then ended is as follows:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate intrinsic value
Outstanding at January 1, 2006	5,614,762	$15.33
Granted (exercise price = market price)	519,000	18.02
Exercised	(286,889)	8.55
Forfeited or canceled	(177,319)	18.89
Outstanding at September 30, 2006	5,669,554	15.81	7.06	$23,359,855
Exercisable at September 30, 2006	2,540,236	$10.32	5.86	$21,965,463

The weighted-average grant-date fair value of options granted during the quarter and nine months ended September 30, 2006 was $8.43 and $8.76, respectively. The total intrinsic value of options exercised during the quarter and nine months ended September 30, 2006 was $471,000 and $2.6 million, respectively, and $6.0 million and $14.1 million for the quarter and nine months ended September 30, 2005, respectively.

As of September 30, 2006, total unrecognized compensation cost related to non-vested options granted under the Plan was approximately $25.5 million, which is expected to be recognized over a weighted average period of 5.5 years.

Equity-based compensation for the quarter and nine months ended September 30, 2005

The Company recognized equity-based compensation in 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123 Accounting for Stock-Based Compensation required that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option-vesting period.

SFAS No. 123 required the disclosure of pro forma net income and net income per share had the Company adopted the fair value method since the Company’s inception. If the computed values of the Company’s equity-based awards to employees had been amortized to expense over the vesting period of the awards (based upon the weighted average assumptions described above), net income would have been (in thousands, except per share data):

	Quarter ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income - as reported	$5,400	$16,569

Add: equity-based employee compensation expense income, net of taxes	81	246

Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,076)	(3,237)
Net income - pro forma	$4,405	$13,578

Basic earnings per share:
Net income - as reported	$0.23	$0.71

Net adjustment for fair value based method	(0.04)	(0.13)
Net income - pro forma	$0.19	$0.58

Diluted earnings per share:
Net income - as reported	$0.22	$0.68

Net adjustment for fair value based method	(0.04)	(0.12)
Net income - pro forma	$0.18	$0.56

Restricted Stock

The Company issued 140,625 shares of its common stock on August 1, 2003 to employees of the Company at a grant date fair value of $14.40 that will cliff-vest on August 1, 2008, provided these individuals are employed by LECG through that date. The equity-based compensation cost recognized in connection with these shares was $101,250 and $303,750 for the quarter and nine months ended September 30, 2006, respectively, all of which was included in cost of revenues. The total income tax benefit recognized in the income statement in connection with these shares was $41,000 and $123,000 for the quarter and nine months ended September 30, 2006, respectively. As of September 30, 2006, total unrecognized compensation cost related to restricted stock was $742,500, which is expected to be recognized over 1.8 years.

6. Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income for the quarters and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Quarter ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income - as reported	$6,361	$5,400	$18,354	$16,569
Foreign currency translation gain (loss)	425	19	867	(988)
Comprehensive income	$6,786	$5,419	$19,221	$15,581

7. Business acquisitions

On May 9, 2006, the Company purchased the business (including certain assets, experts and professional staff) of BMB Mack Barclay, Inc. and affiliates (“Mack Barclay”), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. The purchase price was comprised of $12.95 million paid in cash at closing and the issuance of 13,291 unregistered shares of LECG common stock with a fair value of $250,000. The preliminary allocation of the purchase price, including an estimated $500,000 of acquisition costs, was as follows:

•      $11.1 million to goodwill,

•      $1.4 million to contract rights (12-month amortization),

•      $850,000 to other identifiable intangible assets (7-year amortization), and

•      $371,000 to net current assets and equipment.

If specified annual performance targets are achieved through April 2011, the Company will make additional payments of up to $8.8 million by no later than July 2011. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

Supplemental pro forma disclosures of the results of operations for the quarters and nine months ended September 30, 2006 and 2005 as if the acquisition of Mack Barclay had been completed as of the beginning of the periods presented is as follows (in thousands, except per share data). The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed as presented:

	Quarter ended	Nine months ended September 30,
	September 30,2005	2006	2005
Revenue - as reported	$71,366	$264,904	$213,628
Revenue - pro forma	$75,184	$269,585	$225,081

Net income - as reported	$5,400	$18,354	$16,569
Net income - pro forma	$5,860	$18,933	$17,948

Earnings per share:
Basic - as reported	$0.23	$0.76	$0.71
Basic - pro forma	$0.25	$0.78	$0.77

Diluted - as reported	$0.22	$0.73	$0.68
Diluted - pro forma	$0.23	$0.75	$0.73

8. Goodwill and identifiable intangible assets

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

For purposes of testing for impairment of goodwill, the Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices. The Company’s business acquisitions have been integrated within the structure of the organization, are not separately distinguishable and do not represent separate reporting units. The Company performs its goodwill impairment test annually as of October 1 by using the quoted market price of LECG’s common stock to determine the fair value of its entity-level goodwill relative to the carrying value of shareholders’ equity. Based on the test performed on October 1, 2006 the Company concluded that goodwill was not impaired.

The balance in goodwill as September 30, 2006 and 2005 and changes in the carrying amount of goodwill for the nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Nine months ended September 30,
	2006	2005
Balance in goodwill at beginning of year	$77,133	$57,947
Goodwill recognized in connection with the initial acquisition:

Mack Barclay	11,141	—
Bates Private Capital Incorporated	—	6,958
J. Philip Cook & Associates	—	1,565

Goodwill recognized in connection with performance-based component of purchase price (earnout):
Center for Forensic Economic Studies	1,856	1,792
Bates Private Capital Incorporated	3,440	733
Neilson Elggren LLP	985	—
Low Rosen Taylor Soriano	715	1,012
Mack Barclay	784	—
Economic Analysis LLC	73	167
Lancaster Consulting LLC	266	—
Silicon Valley Expert Witness Group	—	87
Other changes (1)	349	56
Goodwill acquired	19,609	12,370
Goodwill write off	—	(1,063)
Balance in goodwill at September 30	$96,742	$69,254

(1) Other changes represent finalization of transaction costs and valuation of intangible assets.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, customer contracts, non-compete agreements and trade processes and are generally amortized over periods ranging from six months to 20 years. Other intangible assets as of September 30, 2006 were (in thousands):

		Accumulated
	Gross	Amortization	Net
Customer relationships	$8,700	$(1,088)	$7,612
Customer contracts	2,941	(1,919)	1,022
Other identifiable intangible assets	2,180	(236)	1,944
Total	$13,821	$(3,243)	$10,578

The estimated future amortization expense of other intangible assets as of September 30, 2006 is as follows (in thousands):

2006	$723
2007	1,887
2008	1,227
2009	1,220
2010	1,216
Thereafter	4,305
Total	$10,578

9.             Commitments and contingencies

Legal proceedings

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against the Company and one of our experts. This action arises out of the Company’s hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that the Company interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by the Company and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint. The parties are in the process of completing non-expert discovery, and both expert and non-expert discovery is currently scheduled to be completed by May 31, 2007.  The Company is not able to determine the outcome or resolution of the litigation, or to estimate the amount or potential range of loss with respect to this litigation.

The Company has a dispute with Navigant Consulting, Inc. arising out of its management led buyout of certain of the assets and liabilities of LECG, Inc. from Navigant Consulting, Inc. and LECG, Inc. In the management led buyout, the Company acquired substantially all of the assets and assumed certain liabilities of LECG, Inc. pursuant to an asset purchase agreement with Navigant Consulting, Inc. and LECG, Inc. dated September 29, 2000. Under the asset purchase agreement, up to $5.0 million of the purchase price was deferred, as it was contingent upon whether specific individuals listed on a schedule to the asset purchase agreement had an employment, consulting, contracting or other relationship with the Company on September 29, 2001. Navigant Consulting, Inc. contends that it is entitled to a payment of approximately $4.9 million plus interest with respect to the contingent purchase price amount. On several occasions before and after September 29, 2001, the Company notified Navigant Consulting, Inc. that several of the individuals listed on the schedule to the asset purchase agreement did not have an employment, consulting, contracting or other relationship with the Company on September 29, 2001. If Navigant Consulting, Inc. initiates legal proceedings against the Company, a decision against the Company could harm its financial results and financial position.

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

In connection with the Company’s May 2006 acquisition of the business of Mack Barclay, if specified annual performance targets are achieved through April 2011, the Company will make additional payments of up to $8.8 million by no later than July 2011. As a result of achieving specified performance targets through September 30, 2006, the Company recognized $784,000 of additional goodwill, to be paid in July 2007.

In connection with the Company’s December 2005 acquisition of the business of Lancaster Consulting LLC (“Lancaster”), if specified annual performance targets are achieved through December 2009, the Company will make additional payments of up to $1.35 million by no later than March 2010. As a result of achieving specified performance targets through September 30, 2006, the Company recognized $266,000 of additional goodwill in the nine months ended September 30, 2006, to be paid in March 2007.

In connection with the Company’s November 2005 acquisition of the business of Neilson Elggren LLP (“Neilson”), if specified annual performance targets are achieved through October 2010, the Company will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010. As a result of achieving specified performance targets through September 30, 2006, the Company recognized $1.1 million of additional goodwill ($985,000 in the nine months ended September 30, 2006), to be paid in January 2007.

In connection with the Company’s August 2005 acquisition of the business of Bates Private Capital Incorporated (“Bates”), if specified annual performance targets are achieved through July 2011, the Company will make additional payments of up to $13.0 million by no later than September 2011. As a result of achieving specified performance targets through July 31, 2006, the Company recognized $3.4 million of additional goodwill ($2.2 million recorded in the nine months ended September 30, 2006).  The $3.4 million was paid in September 2006. In addition, as a result of achieving specified performance targets from August 1, 2006 to September 30, 2006, the Company recognized $1.2 million of additional goodwill, to be paid in September 2007.

In connection with the Company’s March 2004 acquisition of EA, if specified annual performance targets are achieved in 2006, the Company will make additional payments of up to $2.55 million by no later than March 2007. As a result of achieving specified performance targets through December 2005, we paid $1.8 million in March 2006 and recognized an additional $73,000 of goodwill in the nine months ended September 30, 2006.

In connection with the Company’s March 2004 acquisition of Low Rosen Taylor Soriano (“LRTS”), as a result of achieving specified performance targets for 2006, the Company recognized $715,000 of additional goodwill in the nine months ended September 30, 2006, to be paid in February 2007.

In connection with the Company’s August 2003 acquisition of Center for Forensic Economic Studies (“CFES”), as a result of achieving specified performance targets in 2005, the Company made an additional purchase price payment of $1.8 million in August 2006. As a result of achieving specified performance targets in 2006, the Company has recognized $1.9 million of additional goodwill in the nine months ended September 30, 2006, to be paid in August 2007. As a result of achieving specified performance targets in 2005 and 2006, the Company paid bonus compensation of $560,000 in August 2006. In addition, if specified performance targets are achieved in 2006 and 2007, the Company will pay bonus compensation of up to $580,000 in August 2007.

In connection with the hiring of certain experts and professional staff in March 2004, the Company paid $5.7 million in March 2006 as specified performance targets were achieved in 2005, and the Company agreed to pay performance bonuses of up to $5.7 million in March 2007, if specified performance targets are achieved in 2006. Because the unearned portion of the bonus payments are recoverable in the event the experts leave the Company prior to March 2011, all such bonus payments are subject to amortization from the time the bonus is recognized through March 2011. The Company believes it is probable that the 2006 performance criteria will be met for the $5.7 million bonus to be paid in March 2007, and has recognized a performance bonus and associated liability of $5.7 million and recorded amortization expense of $822,000 in the nine months ended September 30, 2006.

Revolving credit facility

The Company has a revolving credit facility, which provides for maximum borrowings of $50.0 million, of which $10.0 million is available for letters of credit.  As of September 30, 2006, the Company had $10.0 million of outstanding borrowings on this facility and $1.7 million of outstanding letters of credit.  Interest rates are determined at the time of borrowing based on LIBOR plus 2%. The rate in effect at September 30, 2006 was 7.375%.  The facility also provides for annual commitment fees of 0.375% on the unused portion of the facility.

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

2006 recruitment of experts and acquisitions

An important element of our growth strategy is the recruitment and hiring of additional experts either by direct hiring or business acquisitions. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas. The following table summarizes the change in the number of experts and professional staff since September 30, 2005:

				Percent Increase (Decrease) From
	September 30,	December 31,	September 30,	September 30,	December 31,
	2005	2005	2006	2005	2005
Experts	326	348	381	17%	9%
Professional staff	548	563	620	13%	10%
Total	874	911	1,001	15%	10%

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

The following table summarizes our revenue from these sources by quarter for the most recent eight quarters (in thousands).

	Dec 31	Mar 31,	June 30,	Sept 30,	Dec 31	Mar 31,	June 30,	Sept 30,
	2004	2005	2005	2005	2005	2006	2006	2006

Expert and professional staff revenue	$56,516	$66,526	$68,216	$66,661	$70,118	$80,897	$84,512	$85,378

Performance-based expert revenue (1)	4,115	178	302	1,240	302	89	192	52
Reimbursable expenses	3,077	3,017	4,023	3,465	2,608	3,478	4,346	5,960
Revenue	$63,708	$69,721	$72,541	$71,366	$73,028	$84,464	$89,050	$91,390

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

•      Costs that are reimbursable by clients, including but not limited to travel, document reproduction and subscription data services; and

•      Amortization of signing and performance bonuses that are subject to vesting over time

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 72% of their individual billings on particular projects in the quarter ended September 30, 2006. Experts are paid when we have received payment from our clients. Any outstanding advances previously paid to experts are deducted from such payments. In some cases, we guarantee an expert’s draw at the inception of employment for a period of time, ranging from one to two years. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with the expert’s engagements. Experts not on either of these compensation models are compensated on a salary plus performance based bonus model.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff revenue. The number of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of our professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. In the three months ended September 30, 2006, these fees have averaged 10% of professional staff revenues. Experts are required, with some exceptions approved by us, to use our professional staff unless the skills required to perform the work are not available within the Company. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is deferred until a future date. Signing bonuses are recognized at the time the payment is made or the obligation to pay such bonus is incurred, and are recoverable from the employee if he or she were to leave us prior to a specified date. Signing bonuses are generally amortized over the term defined in the employment agreement for the period during which they could be recovered from the employee if he or she were to leave, or a shorter period of time.  We have also paid or are obligated to pay to certain experts performance bonuses that are subject to recovery of unearned amounts if the expert leaves prior to a specified date. Like signing bonuses, performance bonuses are generally amortized over the period that the bonus can be recovered or a shorter period of time, and we recognize such performance bonuses at the time we determine that it is considered more likely than not that the performance criteria will be met. Most of our agreements allow us to recover signing and performance bonuses over periods generally ranging from one to seven years.

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

Provision for income taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS No. 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized. Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. A full valuation allowance was provided at December 31, 2005 and September 30, 2006 on the Company’s foreign deferred tax assets related to net operating losses due to the uncertainty they will eventually be utilized.

Our annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. We have estimated our 2006 annual effective income tax rate to be 40.5%.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions.  FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is evaluating FIN 48 to determine if there will be any impact on its consolidated financial statements.   See “Note 2 Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Goodwill and identifiable intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangibles were recorded related to acquisitions made through September 30, 2006. We determined that we have one reporting unit based on several factors, one of which was the similarity of operations throughout our individual offices. We evaluate our acquisitions on an individual basis to determine if the business acquired represents a separate reporting unit, as defined by SFAS No. 142 Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. Thus far, our business acquisitions have been integrated within the structure of our organization and our individual offices share similar economic characteristics, and consequently are aggregated for purposes of identifying our reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on our quoted market price and measure the amount of impairment based on fair value. If a portion of a reporting unit that constitutes a business, as defined under accounting principles generally accepted in the United States, has been disposed of by sale or abandonment, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal. For the 2006 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. At October 1, 2006, we concluded that there was no impairment to our goodwill.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-compete agreements and trade processes, and are amortized over six months to 20 years.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying value of an intangible asset may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial statements contain various estimates including, but not limited to, estimates for unrealizable revenue, estimates for advances considered unrecoverable from experts on the expert model, valuation allowance on deferred tax assets and discretionary and performance-based bonuses. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

Revenue

Our revenue for the third quarter of 2006 increased $20.0 million from the third quarter of 2005, or 28%, to $91.4 million. The increase included an $18.7 million, or a 28% increase, in expert and professional staff revenue. The increase in expert and professional staff revenue resulted from a 27% increase in the number of expert and professional staff billable hours and a 1% increase in the average hourly billing rate. Underlying the growth in billable hours is the addition of 55 experts and 72 professional staff members since September 2005 as a result of our recruitment efforts and the acquisitions of the businesses of Neilson in November 2005, Lancaster and Beach in December 2005, and Mack Barclay in May 2006. The increase in average hourly billing rates is due to rate increases and higher average billing rates for experts hired since September 2005, partially offset by expert and staff mix and lower average billing rates for staff hired in connection with our acquisition of Bates in August 2005.  Our international operations contributed $2.0 million to the overall growth in revenue in the third quarter of 2006. Revenue from our international operations represents 13% of total revenue for the third quarter of 2006, as compared to 14% of total revenue in the third quarter of 2005.

Cost of services

Our cost of services for the third quarter of 2006 increased $12.6 million from the third quarter of 2005, or 27%, to $59.8 million. Our gross margin percentage was 34.6% in the third quarter of 2006, as compared with 33.9% for the same period of 2005. Contributing to the gross margin increase is a higher proportion of professional staff revenue, which produces a higher margin than our expert revenue, offset by an increase in equity-based compensation of $878,000 in the third quarter of 2006, due to the adoption of SFAS No. 123(R) as of January 1, 2006.  Reimbursable expenses increased $2.2 million, or 63%, to $5.6 million.  This increase was due partly to the expanded use of outside services in connection with our electronic discovery engagements.  We do not generate margin from the revenue associated with our reimbursable expenses.

Expert and professional staff compensation and related costs increased $7.2 million from the third quarter 2005, as we added 55 experts and 72 professional staff since September 2005. Our growth in revenues contributed directly to the increase in expert compensation, as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Project origination fees paid to experts increased by $1.0 million, consistent with the growth in professional staff revenue, and bonus compensation for salaried experts and professional staff increased $764,000 due to an increase in professional staff headcount and our performance-based bonus arrangements for certain experts and staff.

Contributing to the increase in cost of services in the third quarter of 2006 is signing and performance bonus amortization of $2.2 million, representing an increase of $569,000, as compared with the third quarter of 2005. The increase is primarily due to the amortization of $5.7 million of performance bonuses, which we expect to pay in March 2007.

Operating expenses

Our operating expenses in the third quarter of 2006 increased $5.8 million from the third quarter of 2005, or 38%, to $20.8 million.  Contributing to the increase in general and administrative expenses was $3.1 million of salary, bonus and related payroll taxes due primarily to overall salary increases and the addition of approximately 49 administrative staff since September 2005, including hiring our Chief Operating Officer in May 2006 and establishing a management committee to assist in areas such as recruitment, acquisitions and internal firm initiatives. Also contributing to the increase in compensation is an increase in bonus compensation for management and administrative staff of $1.4 million due to increased administrative headcount and increased management bonuses for 2006 as compared to 2005. We expect that additional administrative staff will be hired to accommodate future growth in our domestic and international operations. We also realized an increase in equity-based compensation expense of $645,000 following the adoption of SFAS 123(R) as of January 1, 2006. We recognized $626,000 of recruiting fees in connection with hiring experts and professional staff in the third quarter of 2006, or an increase of 14% from the third quarter of 2005. We expect to continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff.

Our facilities costs increased $287,000 in connection with the expansion of existing offices and the opening of five new offices since September 2005. Costs related to computers, telecommunications and supplies increased $455,000 due to increased personnel and the growth in our operations. Depreciation and amortization expense increased $683,000, primarily due to intangible assets acquired in connection with the acquisitions of Bates in August 2005, Neilson in November 2005 and Mack Barclay in May 2006. Marketing and related costs increased $450,000 as the result of our expanded marketing activities and branding initiatives designed to increase the awareness of the LECG brand, and outside services, primarily legal, accounting and personnel service fees increased $780,000.

The overall increase in operating expenses in the third quarter of 2006 as compared to the third quarter of 2005 takes into account the previously disclosed goodwill write-off of $1.1 million in the third quarter of 2005 in connection with the departure of the Insurance Claims Group.

Interest expense

Interest expense increased $50,000 in the third quarter of 2006 to $157,000 from $107,000 in the third quarter of 2005.  The increase was due to our borrowing $25 million under our revolving credit facility in September 2006, $15 million of which was repaid prior to September 30, 2006.   We had no outstanding debt on our term loan or revolving credit facility throughout 2005 and the first eight months of 2006.

Provision for Income Taxes

We estimate that our annual effective tax rate for 2006 will be 40.5% and have recognized income tax expense of $4.3 million for the third quarter of 2006. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $190,000 for options exercised in the third quarter of 2006 and have reduced deferred tax assets by $4,000 and increased additional paid in capital by $186,000.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenue

Our revenue for the nine months ended September 30, 2006 increased $51.3 million from the same period of 2005, or 24%, to $264.9 million. The increase included a $49.4 million, or 25% increase in expert and professional staff revenue. The increase in expert and professional staff revenue resulted from a 29% increase in the number of expert and professional staff billable hours, offset by a 4% decrease in the average hourly billing rate. Underlying the growth in billable hours is the addition of 55 experts and 72 professional staff members since September 2005 as a result of our recruitment efforts and the acquisitions of the businesses of Neilson in November 2005, Lancaster and Beach in December 2005 and Mack Barclay in May 2006. The decrease in average hourly billing rates is due to changes in the expert and staff mix and lower average billing rates for staff hired in connection with our acquisition of Bates in August 2005, offset by rate increases. Our international operations contributed $5.3 million to the overall growth in revenue in the nine months ended September 30, 2006.  Revenue from our international operations represents 14% of total revenue for the nine months ended September 30, 2006 compared to 15% of total revenue in the same period of 2005.

Cost of services

Our cost of services for the nine months ended September 30, 2006 increased $32.8 million from the same period of 2005, or 23%, to $174.8 million. Our gross margin percentage was 34.0 % for the nine months ended September 30, 2006 as compared with 33.5% for the same period of 2005. Several factors contributed to the gross margin increase including a higher proportion of professional staff revenues; a reduction in the percentage of project origination fees earned by experts to 10% in the nine months ended September 30, 2006 from 11% for the same period of 2005; and a lower percentage of lower margin performance based fees. Offsetting these factors was an increase in equity-based compensation of $2.7 million following the adoption of SFAS No. 123(R) as of January 1, 2006. Reimbursable expenses for the nine months ended September 30, 2006, increased $2.8 million from the same period of 2005, or 26%, to $13.6 million.

Expert and professional staff direct compensation and related costs increased $22.5 million, as we added 55 experts and 72 professional staff since September 2005. Our growth in revenues contributed directly to the increase in expert compensation as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Project origination fees paid to experts increased by $2.0 million, consistent with the growth in professional staff revenue in the nine months ended September 30, 2006 as compared with the same period of 2005, and bonus compensation for salaried experts and professional staff increased $1.8 million due to an increase in professional staff headcount and performance-based bonus arrangements for certain experts and staff.

Contributing to the increase in cost of services in the nine months ended September 30, 2006 is amortization of signing and performance bonuses of $6.3 million, representing an increase of $1.2 million, as compared with the same period of 2005. The increase is primarily due to the amortization of $5.7 million of performance bonuses, which we expect to pay in March 2007.

Operating expenses

Our operating expenses in the nine months ended September 30, 2006 increased $15.4 million, or 35%, to $59.3 million from $43.9 million for the same period of 2005. Contributing to the increase in general and administrative expenses was $6.8 million of salary, bonus and related payroll taxes due primarily to overall salary increases, the addition of approximately 49 administrative staff since September 2005 including the hiring of our Chief Operating Officer in May 2006 and establishing a management committee to assist in areas such as recruitment, acquisitions and internal firm initiatives. We expect that additional administrative staff will continue to be hired as our growth continues. Equity-based compensation expense increased $1.8 million following the adoption of SFAS No. 123(R) as of January 1, 2006. Bonus compensation for management and administrative staff of $2.4 million for the nine months ended September 30, 2006 was $1.7 million higher than that recognized in the same period of 2005 due to higher administrative staff headcount and increased management bonuses. Recruiting fees recognized in connection with hiring experts and professional staff for the nine months ended September 30, 2006 was $2.3 million, a decrease of $108,000, as compared with the same period of 2005.

Our facilities costs increased $1.1 million in connection with the expansion of existing offices and the opening of five new offices since September 2005. Costs related to computers, telecommunications and supplies increased $1.1 million due to increased personnel and the growth in our operations. Depreciation expense and amortization of intangible assets increased by $2.0 million, primarily due to the intangible assets acquired in connection with the acquisitions of Neilson in November 2005 and Mack Barclay in May 2006. Marketing and related costs increased $1.3 million as the result of our expanded marketing activities and branding initiatives designed to increase the awareness of the LECG brand. Outside services including legal and personnel service fees increased $1.8 million, $317,000 of which were incurred in the first quarter of 2006 in connection with our unsuccessful efforts to complete a significant acquisition, as previously disclosed.

The overall increase in operating expenses in the nine months ended September 30, 2006 as compared to the same period in 2005 takes into account the previously disclosed goodwill write-off of $1.1 million in the third quarter of 2005 in connection with the departure of the Insurance Claims Group.

Interest expense

Interest expense increased $173,000 in the nine months ended September 30, 2006 to $391,000 from $218,000 in the same period of 2005.  The increase was due to increased commitment fees when we increased the maximum borrowing on the facility from $18 million to $50 million in July 2005, as well as borrowing $25 million under the facility in September 2006, $15 million of which was repaid prior to September 30, 2006.  We had no outstanding debt on our term loan or revolving credit facility throughout 2005 and the first eight months of 2006.

Provision for Income Taxes

We estimate that our annual effective tax rate for 2006 is approximately 40.5% and have recognized income tax expense of $12.5 million for the nine months ended September 30, 2006. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. We have recognized a reduction of current taxes payable of $1.1 million for options exercised in the nine months ended September 30, 2006 and have reduced deferred tax assets by $281,000 and increased additional paid in capital by $784,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had $20.5 million in cash and cash equivalents, primarily in money market accounts. Our primary financing need will continue to be to fund the growth in our operations and future acquisitions. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographical areas and service areas. We expect to continue to search for and acquire top-level experts and talented professional staff in order to deepen our existing areas of service and add new ones. The growth in the number of experts and scope of operations has been accomplished through a mix of individual hires, group hires and acquisitions. Our May 2006 acquisition of Mack Barclay and our 2005 acquisitions of Cook in March, Bates in August, Neilson in November, and Beach and Lancaster in December 2005 contributed to our growth in 2006 and 2005.

Our current sources of liquidity are our cash on hand, cash generated by operations before signing and performance bonus payments and our revolving credit facility, which expires May 31, 2008 and provides for a maximum borrowing capacity of $50 million, $10 million of which can be used to secure letters of credit.

Throughout 2005 and the first eight months of 2006, we were able to finance our acquisitions, signing and performance bonuses and the growth in our revenue and receivables through a combination of our cash on hand and cash generated by operations.  In the nine months ended September 30, 2006, we used approximately $67 million of cash for investing activities, to pay signing and performance bonuses and to finance our receivables growth.  As a result, in September 2006, we borrowed $25 million, of which $15 million was repaid prior to September 30, 2006. We ended the third quarter of 2006 with $10.0 million of outstanding borrowings under our revolving credit facility, and we had outstanding letters of credit of $1.7 million.

Net cash used by operations in the nine months ended September 30, 2006 was $2.7 million compared to $6.4 million provided by operations in the nine months ended September 30, 2005. The primary sources and uses of cash from operations in the nine months ended September 30, 2006 were net income of $18.4 million, which included non-cash expenses of $16.5 million. We paid $18.0 million in signing and performance bonuses in the nine months ended September 30, 2006. In the third quarter of 2006, we hired three experts and other professional staff in connection with the expansion of our health care and life science, financial services and other practices.  In connection with these hires, we paid $6.5 million in signing bonuses, which will be amortized over seven years.  In addition, if certain significant performance criteria are met by 2011, we will make additional performance bonus payments of up to $5.0 million, which would be amortized over periods ranging from four to seven years.  Signing bonuses and bonuses with performance criteria are an integral part of our recruitment and retention effort, and amounts paid in future periods to recruit and retain top level talent will continue to be a significant use of our cash.  Substantially all of the signing bonuses and certain performance bonuses issued have vesting periods ranging from one to seven years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient leaves prior to the end of the recovery period. Other cash used by operations includes a $22.8 million increase in our accounts receivable as a result of the increase in expert and professional staff revenue and the timing of our collections. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy and international operations.

Net cash used by operating activities in the nine months ended September 30, 2005 resulted from net income of $16.6 million, which included non-cash expenses of $9.7 million. This was offset by an increase in accounts receivable of $18.2 million and payments of $6.3 million for signing bonuses in the nine months ended September 30, 2005.

Net cash used by investing activities was $26.7 million for the nine months ended September 30, 2006 as compared to $30.6 million for the nine months ended September 30, 2005. Cash used in investing activities in the nine months ended September 30, 2006 and 2005 included the following acquisition related payments (in thousands):

	For the nine months ended September 30,
	2006	2005
Payment in connection with acquisitions (net of cash acquired and including transaction costs):
Mack Barclay	$13,074	$—
Bates	—	17,080
Philip Cook	—	1,405
Other (1)	195	24

Performance-based and guaranteed payments:
Bates	3,434	—
Center for Forensic Economic Studies	1,792	1,728
Economic Analysis LLC	1,803	2,542
Low Rosen Taylor Soriano	1,602	1,035
SVEWG	—	783
Total performance-based payments	8,631	6,088
Total acquisition related payments	$21,900	$24,597

(1) Finalization of transaction costs incurred.

Investing activities in the nine months ended September 30, 2006 also included investments in leasehold improvements and fixed assets of $4.8 million, related primarily to expansion of existing offices as well as hardware and software additions. We invested $5.9 million in leasehold improvements and hardware and software associated with our internal systems and operations in the nine months ended September 30, 2005. Offsetting cash used for leasehold improvements was $1.7 million of tenant incentives received in connection with the move and build-out of our San Diego facility.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $13.2 million, consisting primarily of $10.0 million of net borrowings under our revolving line of credit, $2.3 million of proceeds from the exercise of options and $784,000 of tax benefit from option exercises and equity compensation plans.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $10.9 million, as the result of: $1.3 million of net proceeds from our sale of an additional 74,375 shares of our common stock in January 2005 following our secondary public offering in December 2004, $925,000 from the issuance of 63,112 shares of common stock in connection with our Employee Stock Purchase Plan and $8.6 million of proceeds from the exercise of options.

Contractual obligations and contingent commitments

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if specified performance targets are achieved. In addition, we have made commitments to make bonus compensation payments if specified performance targets are achieved. The following summarizes new commitments and additional purchase price recognized as a result of achieving specified performance targets during the nine months ended September 30, 2006 in connection with our acquisitions and certain expert agreements.  (See Note 7 in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on form 10-Q for a schedule of goodwill recognized in the nine months ended September 30, 2006.)

In connection with our May 2006 acquisition of Mack Barclay, if specified annual performance targets are achieved through April 2011, we will make additional payments of up to $8.8 million by no later than July 2011. As a result of achieving specified performance targets through September 30, 2006, we recognized $784,000 of additional purchase price in the nine months ended September 30, 2006, to be paid in July 2007.

In connection with our December 2005 acquisition of Lancaster, if specified annual performance targets are achieved through December 2009, we will make additional payments of up to $1.35 million by no later than March 2010. As a result of achieving specified performance targets through September 30, 2006, we recognized

$266,000 of additional purchase price in the nine months ended September 30, 2006, to be paid in March 2007.

In connection with our November 2005 acquisition of the business of Neilson, if specified annual performance targets are achieved through October 2010, we will make additional payments of up to $3.75 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010. As a result of achieving specified performance targets through September 30, 2006, we recognized $1.1 million ($985,000 in the nine months ended September 30, 2006) of additional purchase price, to be paid in January 2007.

In connection with our August 2005 acquisition of the business of Bates, if specified annual performance targets are achieved through July 2011, we will make additional payments of up to $13.0 million by no later than September 2011. As a result of achieving specified performance targets through July 31, 2006, we recognized $3.4 million of additional purchase price ($2.2 million recorded in the nine months ended September 30, 2006), which was paid in September 2006.  As a result of achieving specified performance targets from August 1, 2006 to September 30, 2006, we recognized $1.2 million of additional purchase price, to be paid in September 2007.

In connection with our March 2004 acquisition of EA, if specified annual performance targets are achieved in 2006, we will make additional payments of up to $2.55 million by no later than March 2007. As a result of achieving specified performance targets through December 2005, we paid $1.8 million in March 2006 and recognized an additional $73,000 of goodwill in the nine months ended September 30, 2006.

In connection with our March 2004 acquisition of LRTS, as a result of achieving specified annual performance targets for 2006, we recognized $715,000 of additional purchase price in the nine months ended September 30, 2006, to be paid in February 2007.

In connection with our August 2003 acquisition of CFES, as a result of achieving specified annual performance targets in 2005, we made an additional purchase price payment of $1.8 million in August 2006. As a result of achieving specified performance targets in 2006, we recognized $1.9 million of additional purchase price in the nine months ended September 30, 2006, to be paid in August 2007. As a result of achieving specified performance targets in 2005 and 2006, we paid bonus compensation of $560,000 in August 2006. In addition, if specified performance targets are achieved in 2006 and 2007, we will pay bonus compensation of up to $580,000 in August 2007.

In connection with the hiring of certain experts and professional staff in March 2004, we paid $5.7 million in March 2006 as specified performance targets were achieved in 2005, and we have agreed to pay performance bonuses of up to $5.7 million in March 2007 if specified performance targets are achieved in 2006. All such bonus payments are subject to amortization from the time the bonuses are recognized through March 2011, as the unearned portions of the bonus payments are recoverable in the event the experts leave prior to March 2011. We believe it is probable that the 2006 performance criteria will be met.

Revolving credit facility

Our revolving credit facility provides for maximum borrowings of $50.0 million, of which $10.0 million is available for letters of credit.  As of September 30, 2006, we had $10.0 million of outstanding borrowings on this facility and $1.7 million of outstanding letters of credit.  Interest rates are determined at the time of borrowing based on the LIBOR rate plus 2%. The rate in effect at September 30, 2006 was 7.375%.  The facility also provides for annual commitment fees of 0.375% on the unused portion of the facility.

Future needs

We believe our cash on hand, cash generated by operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next 12 months. Thereafter, we anticipate that our future cash requirements will be funded with cash generated from operations and additional borrowings. Cash payments for signing and performance bonuses and acquisitions could materially affect our anticipated cash needs, as we anticipate continuing to use signing and performance bonuses to recruit and retain high level expert talent. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Interest rate risk

Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature and interest on our short-term borrowings is based on the prime rate or LIBOR. Due to the nature of our short-term investments and outstanding borrowings under our revolving credit facility, we have concluded that we do not have material interest rate risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. As of September 30, 2006, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

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

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q.

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

Similar to other professional service firms, many of our clients are attracted to LECG by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with our experts. Consequently, experts can terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts combined accounted for 17% of our revenues in the nine months ended September 30, 2006. If any of these individuals or other top performing experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

We may experience difficulties in integrating new businesses, which could impair the overall quality and timeliness of the information produced by our financial reporting systems. We rely upon certain key personnel that have developed over time a deep institutional knowledge, and have helped shape and implement the unique characteristics of our expert compensation model, including developing the financial and operational support systems and contractual agreements necessary to administer the complexities of the model. This institutional knowledge has been an essential element in our ability to scale our model to meet the demands imposed by our growth. Any failure to successfully manage growth, retain key administrative personnel, maintain adequate internal disclosure controls and procedures or controls over financial reporting, could result in material weaknesses in our controls and could harm our financial results and business prospects.

We depend on the complex damages and competition policy/antitrust consulting practice areas, which could be adversely affected by changes in the legal, regulatory and economic environment.

Our business is heavily concentrated in the practice areas of complex damages and competition policy and antitrust, including mergers and acquisitions. Projects in our complex damages practice area accounted for 24% of our billings in 2005 and the nine months ended September 30, 2006. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 24% of our billings in 2005 and 21% in the nine months ended September 30, 2006. Changes in the federal or international antitrust laws or the federal or international regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

Additional hiring and acquisitions could disrupt our operations, increase our costs or otherwise harm our business.

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of experts and by acquiring other expert services firms. However, we may be unable to identify, hire, acquire or successfully integrate new experts and consulting practices without substantial expense, delay or other operational or financial problems; and we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional experts or acquiring other expert services firms could also involve a number of additional risks, including:

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

We currently have international operations in Argentina, Belgium, Canada, France, Italy, New Zealand, South Korea, Spain and the United Kingdom. In the nine months ended September 30, 2005 and 2006, revenue attributable to activities outside of the United States was 15% and 14%, respectively. We may continue to expand internationally and our international revenue may account for an increasing portion of our revenue in the future. Our international operations carry special financial and business risks, including:

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

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts. This action arises out of our hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that we interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by us and contains a demand for a jury trial.  In August 2004, we served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. We have filed an answer to the complaint denying the substantive allegations of the complaint. The parties are in the process of completing non-expert discovery, and both expert and non-expert discovery is currently scheduled to be completed by May 31, 2007. However, we are not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

LECG CORPORATION
(Registrant)

Date: November 7, 2006	/s/ David J. Teece
Chairman of the Board of Directors
(Principal Executive Officer)

/s/ John C. Burke
Chief Financial Officer
(Principal Financial Officer)