Form 10-K
period 2006-12-31
LECG CORP
filed 2007-03-12
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 000-50464

LECG CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-0569994
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
2000 Powell Street, Suite 600 Emeryville, California 94608	(510) 985-6700
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

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

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $377,314,764* (based on the closing price for the common stock on the NASDAQ Global Select Market on such date).

As of February 28, 2007, there were 24,921,072 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

*                     Excludes the Common Stock held by executive officers, directors and stockholders whose ownership equals or exceeds 10% of the Common Stock outstanding at June 30, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

INDEX

PART I

ITEM 1.                BUSINESS

Forward-Looking Statements

The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms “believes”, “expects”, “will”‘ “could”, “plans”, “anticipates”, “estimates”, “predicts”, “intends”, “potential”, “continue”, “should”, “may”, or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) successful management of additional hiring and acquisitions, (7) successful administration of our business and financial reporting capabilities, including the successful remediation of the material weakness in our internal control over financial reporting, (8) potential professional liability, (9) intense competition and (10) risks inherent in international operations. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

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

In 2006, we increased the number of our experts by 8% to 376 and increased the number of our professional staff by 13% to 634 and had 36 offices in ten countries at December 31, 2006. Our growth has enabled us to deepen our existing service offerings, as well as to add experts and professional staff in new practice areas.

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

Dispute resolution and decision-making

Disputes are an inherent element of the economy and occur regardless of the business cycle. Disputes that require expert analysis and advice typically involve significant financial impact for the parties involved, and as the costs of, or potential for adverse outcomes increase, the demand for expert services grows. Expert analysis and advice can also help shape policy choices and can help guide affected parties’ responses. The dispute resolution and decision-making processes can be assisted by independent, objective expert analysis of facts, data, causes and consequences.

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

•       Arbitration.   Arbitration is often used to resolve commercial disputes under long-term contracts arising from changes in the business environment due to a number of factors, including government action, new technology and shifts in critical input costs. For instance, long-term gas supply contracts for electric utilities may not be able to adequately address changes in world energy prices, and contracting parties may seek a resolution to these unanticipated changes through arbitration rather than litigation. Various governments and financial institutions are signatories to certain treaties which allow for them to engage in dispute resolution through the use of arbitration proceedings. Such proceedings have the potential to provide a multi-national solution to a variety of complex matters. International arbitration has seen a growing number of cases brought before the International Centre for Settlement of Investment Disputes (“ICSID”) created by the World Bank, examples of which include investment disputes between sovereign governments and private foreign investors. Parties increasingly rely on arbitration to maintain commercial contracts over time. Authoritative reports are often commissioned to analyze unanticipated changes and help determine the appropriate adjustments that should be made.

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

Addressing expert needs

Experts provide a unique managerial challenge because they are highly intelligent, highly educated, highly independent and self-motivated and may have already enjoyed senior management and/or professional status. We believe experts desire to work in an organization that enables professional autonomy, brings together other experts with deep substantive knowledge, aligns incentives to enhance returns for both the expert and the firm, employs experienced professional staff with strong analytical and project management skills and provides the requisite administrative infrastructure.

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

•       Professional staff.   Engagements often include a multitude of tasks that require various levels of expertise and sophistication. Expert services are typically requested or required in time-sensitive matters with high financial impact where effective professional staff, and occasionally other experts, are critical factors in completing an engagement. The ability to utilize professional staff enables experts to focus their time on the high level components of a project. Also, because reputations are at stake when experts testify, experts require and demand experienced professional staff who can assist them on substantive issues including data collection, statistical analysis, presentation preparation and project management.

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

Our growth is dependent upon our ability to hire and retain leading independent experts in fields where we believe there is substantial business opportunity for expert analysis and advice due to the significant economic and financial impact of the disputes and decisions involved. Our focus on complex dispute resolution and informing decision-makers enables us to effectively recruit and retain top expert talent from a variety of professional disciplines.

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

Core competencies

Our experts and professional staff have specialized knowledge in economic, financial and statistical theories, antitrust, complex financial damages, electronic discovery and data organization, forensic accounting and other areas requiring complex analyses. In addition, many of our experts and professional staff also possess in-depth knowledge of specific markets, regulations and industries. These core competencies enable us to incorporate complex methodologies and tools developed in research settings to deliver independent expert testimony, original authoritative studies and strategic advice in adversarial and non-adversarial settings to assist in dispute resolution and decision-making. The reputations of our experts and the quality of our experts’ services have resulted in a high level of repeat business and the development of significant new business.

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

•       Finance and damages.   As damages from business litigation become more complex, there is a need for expert advice based on advanced economic and financial analysis. Our practice in this area includes many professionals with a deep understanding of the application of advanced methodologies and techniques in economics, finance, accounting and statistics. An important element of this practice is assessing damages in securities litigation, as well as damage issues related to patent, copyright and trademark infringement and trade secret misappropriation. These issues can involve determinations of lost profits, damages and reasonable royalties.

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

•       Telecommunications.   We have a long-standing telecommunications practice that has advised firms regarding regulatory, litigation and strategic planning in the United States and internationally. We have assessed various pricing regimes, analyzed emerging competition, modeled new entry and commented on various proposals to restructure the industry. We have in-depth knowledge of regulatory environments around the world including the United States, Canada, the United Kingdom, Australia, New Zealand, Argentina and the Baltic States.

Representative clients

We provide expert services to Fortune Global 500 corporations, major law firms and local, state and federal government agencies in the United States and their international counterparts. Our ten largest clients represented 19%, 19% and 15% of our revenues in 2004, 2005 and 2006, respectively. No single client accounted for more than 4% of our revenues in any of those periods. We are frequently approached directly by law firms on behalf of clients to provide independent testimony, authoritative studies and/or strategic advice in matters involving litigation, arbitration, negotiation, legislation or regulation. In these cases, our engagement and billing arrangements are often with such law firms.

International operations

The Company has international offices in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. We terminated our joint venture interest in LECG Korea in January 2007. International practice areas include competition policy and antitrust, finance and damages, regulatory expertise and transfer pricing. Through our European operations, we provide law firms, businesses, regulators, and governments with independent and objective advice and analysis on matters of economics, finance and strategy. Our international experts and professional staff work across a range of industries and have particular expertise in communications and media, energy and utilities, financial services, postal delivery and athletics.

Financial information about our geographic areas and risks attendant to our international operations appear in Note 2 of the consolidated financial statements of this report under “Segment Reporting” and in Item 1A: “Risk Factors.”

EMPLOYEES

As of December 31, 2006, we had 1,196 employees and 95 exclusive independent contractors, consisting of 376 experts, 634 professional staff and 281 administrative staff members.

Experts and professional staff

Experts

We classify our experts as directors or principals. As of December 31, 2006, we had 376 experts, consisting of 276 directors and 100 principals. Directors tend to be more experienced than principals, and generally have more established reputations. Directors are expected to generate more engagements than principals. Principals are hired from outside the Company or promoted from the ranks of senior professionals after they have achieved a sufficient reputation of their own and developed the ability to attract new work. Directors tend to be paid a higher percentage of their individual billings, which we refer to as pass-through rates, and may receive other forms of variable compensation not typically offered to principals. Our agreements with our directors and principals generally provide for exclusivity with us in consideration for consulting fees determined by the expert’s time billed and collected, as well as project origination fees for work originated or managed by the expert. The agreements are terminable at will and generally do not restrict competition with us following termination. However, our agreements do limit post-departure solicitation of certain clients and staff. From time to time we will allow experts to accept engagements outside the firm, and we also engage experts not otherwise associated with us.

In addition to our experts, we have relationships with approximately 1,000 individuals, who work with us on a non-exclusive basis, of whom approximately 700 of such individuals are affiliated with us in connection with our August 2004 acquisition of Silicon Valley Expert Witness Group, Inc. In 2006, expert revenue from affiliates accounted for approximately 5% of our revenues. We compensate these affiliates similarly to the majority of our experts; that is, they are paid upon our receipt of payment from clients.

We offer our experts a generous compensation model, a collegial atmosphere, high autonomy and transparency of financial rewards through high pass-through rates on billed and collected work, as well as project origination fees. We refer to this variable compensation as the “expert model”. Under the expert model, our experts are compensated based on a percentage of their billings, or pass-through rates, ranging from 30% to 100%, and currently averaging approximately 72% of their individual billings on respective engagements. Directors tend to have higher pass-through rates on their expert fees than principals. The possibility of generous compensation is, however, coupled with high accountability because the expert’s compensation on each project is linked to our ability to collect on that project leaving them at risk for payment from us. As of December 31, 2006, approximately 76% of our experts participated in this variable compensation model. We also offer experts compensation based on specified revenue and gross margin performance targets.  Our performance based compensation is typically aligned with groups of experts and staff working together throughout the year.  Experts not participating in either of these variable compensation models are paid a fixed salary and are typically eligible for bonus compensation .

We allow our experts to retain significant control over their time commitments. This flexibility enables our experts to pursue the educational, research, publishing and professional activities that add to their reputations and increase their value as experts.

Our experts have entered into agreements with us in which they have agreed that they will exclusively utilize our support staff in connection with their consulting work when the necessary staff is available. Experts compensated under the expert model are generally responsible for the cost of their own executive assistants, employment related taxes and certain benefits as well as a portion of their own business development activities. While some of our experts are exclusive independent contractors, most are our employees.

Professional staff

Our professional staff includes highly educated individuals with a broad range of experience and skills needed to support our experts and complement their talents. We recruit our professional staff from leading universities and through references from our experts. Additionally, we seek individuals with highly relevant business, government or professional experience. Most of our professional staff are full-time employees and are available to our experts throughout our company, based on the expertise required for a given project.

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

We also market our services directly through corporate efforts and through the individual efforts of our professionals. We sponsor, attend and organize conferences and seminars on topical issues at which our experts lecture, present studies, speak on panels and meet with attendees.

COMPETITION

The market for expert services is highly competitive and fragmented. We compete with a large number of service providers in each practice area. We consider some of our principal competitors to be:

•       economic, legal and management consulting firms such as CRA International, Inc., Navigant Consulting, Inc., National Economic Research Associates, Inc., FTI Consulting, Inc. and Huron Consulting Group Inc.;

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

•       ability to communicate findings to relevant parties; and

•       fee structure.

We believe that we compete favorably with respect to each of these factors.

AVAILABLE INFORMATION

Our internet address is www.lecg.com. Documents we have filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports can be accessed through the investor relations link on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

As of December 31, 2006, management assessed that the Company did not maintain effective internal control over financial reporting as the result of a material weakness in connection with the calculation of certain complex, non-standard compensation arrangements and certain performance-based business acquisition agreements. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the trading price of our common stock.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, we identified a material weakness in our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework resulting from errors in calculating the complex, non-standard compensation arrangements of two groups of experts and the failure to provide timely information relating to certain performance-based business acquisition arrangements. Although the errors discovered were not material to any of the individual periods’ income statements or balance sheets, we identified deficiencies in the design of the underlying internal control put in place to provide reasonable assurance that we would be able to capture information required to perform the calculations accurately and timely.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of this material weakness in our internal control over financial reporting, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. In the event that we do not adequately remedy this material weakness, and if we fail to maintain proper and effective internal controls in future periods, our ability to provide timely and reliable financial results would suffer and investors would lose confidence in our reported financial information, which may have an adverse effect on the trading price of our common stock.

Our financial results could suffer if we are unable to successfully attract, integrate and retain our experts and professional staff.

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts without non-compete agreements can terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 17% of our revenues in 2005 and 2006. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results. In addition, if we are unable to retain groups of experts and their staff associated with an acquisition, this could materially harm our business and financial results.

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

Projects may be terminated or initiated suddenly, which may negatively impact our financial results.

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

Conversely, projects may be initiated or expanded suddently, and we may not be able to adequately manage the demands placed upon our experts and staff when that occurs. This could result in inefficiencies and additional time spent on engagements by our experts and staff that we may not be able to bill and collect. For example, in 2006 we experienced a significant increase in work performed that we considered uncollectible, a part of which was the result of our failure to successfully manage certain engagements. If we are unable to successfully manage the requirements and time spent by experts and staff on engagements, our financial results may be adversely impacted.

If we are unable to manage the growth of our business successfully, our financial results and business prospects could suffer.

Over the past several years, we have experienced significant growth in the number of our experts and professional staff. We have also expanded our practice areas and have opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. For example, in 2006 we experienced increased and unplanned selling, general and administrative costs. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth and maintain our capability of complying with existing and new regulatory requirements, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability.

As a company subject to public company reporting requirements, we must be able to issue accurate financial reports and disclosures within prescribed timeframes. We have designed our internal disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurance that these controls and procedures will meet their objectives; however, even well designed and operated controls and procedures are susceptible to inherent limitations. These inherent limitations potentially include faulty assumptions in the design of the controls and procedures, fraud by individuals and errors or mistakes by those overseeing the controls procedures. In 2006, we reported a material weakness in connection with the calculation of certain complex, non-standard compensation arrangements and business acquisition performance-based agreements. We may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner and may discover additional deficiencies in existing systems and controls. Moreover, as we acquire new businesses, we will need to integrate their financial reporting systems into ours, including our disclosure controls and procedures.

Further related to the issue of providing accurate and timely financial information, there are certain key personnel that have developed over time a deep institutional knowledge of, and have helped shape and implement our expert compensation models, including developing the financial and operational support systems and contractual agreements necessary to administer their complexities. This institutional knowledge has been an essential element in our ability to respond to the demands imposed by our growth. Any failure to successfully manage growth, retain key administrative personnel and maintain adequate internal disclosure controls and procedures or controls over financial reporting, could result in the identification of additional material weaknesses in our controls and the inability to remediate the material weakness assessed in 2006 and could harm our financial results and business prospects.

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

Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential experts or the price we have to pay for businesses we wish to acquire. In addition, this increased competition could make it more difficult to retain our experts or result in having to make significant payments to those experts we consider key. The occurrence of any of these events could harm our business, financial condition and results of operations.

We depend on complex damages and competition policy/antitrust practices, which could be adversely affected by changes in the legal, regulatory and economic environment.

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 24% and 23% of our billings in 2005 and 2006, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 24% and 21% of our billings in 2005 and 2006, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

Conflicts of interest could preclude us from accepting projects.

We provide our services primarily in connection with significant or complex decisions, disputes and regulatory proceedings that are usually adversarial or involve sensitive client information. Our engagement by a client may preclude us from accepting projects with our clients’ competitors or adversaries because of conflicts of interest or other business reasons. As we increase the size of our operations, the number of conflict situations can be expected to increase. Moreover, in many industries in which we provide services, for example the petroleum and telecommunications industries, there has been a continuing trend toward business consolidations and strategic alliances, the impact of which is to reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new projects as a result of conflicts of interest. If we are unable to accept new assignments for any reason, our professional staff may become underutilized, which would adversely affect our revenues and results of operations in future periods.

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

The market for expert consulting services is intensely competitive, highly fragmented and subject to rapid change. Many of our competitors are national and international in scope and have significantly greater personnel, financial, technical and marketing resources. We may be unable to compete successfully with our existing competitors or with any new competitors. There are relatively low barriers to entry, and we have faced and expect to continue to face additional competition from new entrants into the economic, business and financial consulting industries. In the litigation and regulatory expert services markets, we compete primarily with economic, business and financial consulting firms and individual academics. Expert services are also available from a variety of participants in the business consulting market, including general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, small consulting companies and the internal professional resources of companies.

We are subject to additional risks associated with international operations.

We currently have operations in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States, were 14% in 2005 and 2006. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

We have a dispute with Navigant Consulting, Inc. arising out of our management led buyout of certain assets and liabilities of LECG, Inc. from Navigant Consulting and LECG, Inc. See Item. 3 Legal Proceedings for further details. If Navigant Consulting initiates legal proceedings against us, a decision against us could harm our financial results and financial position.

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts. See Item 3. Legal Proceedings for further details. A decision against us in this matter could harm our financial results and financial position.

Our stock price has been and may continue to be volatile.

The price of our common stock has fluctuated widely and may continue to do so, depending upon many factors, including but not limited to the risk factors listed above and the following:

•       the limited trading volume of our common stock on the NASDAQ Global Select Market;

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 48,000 square feet of office space, under an eight-year lease that expires in July 2010. This facility accommodates our principal administrative and finance operations. We also have a major offices in the following cities:

•       Washington, D.C.: approximately 55,000 square feet of office space, under a lease that expires in May 2011,

•       Chicago, Illinois: approximately 28,000 square feet of office space under a lease that expires in 2015,

•       Lake Oswego, Oregon: approximately 27,000 square feet of office space under a lease that expires in 2007,

•       San Diego, California: approximately 20,000 square feet of office space, under a lease that expires in July 2016, and

•       Century City, California: approximately 26,000 square feet office space, under a lease that expires in 2010,

•       London, England: approximately 17,000 square feet of office space under a lease that expires in March 2019, with an option to cancel in March 2014.

We occupy leased facilities in a total of 26 cities throughout the United States and in nine cities in Canada, the United Kingdom, Belgium, Spain, France, Italy, New Zealand and Argentina. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that we will be able to obtain additional leased facilities to meet our future needs.

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

In August 2004, we served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. We have filed an answer to the complaint denying the substantive allegations of the complaint. The parties are in the process of completing expert discovery, which is currently scheduled to be completed by May 31, 2007. We anticipate that if this dispute goes to trial, it will not do so earlier than the fourth quarter of 2007. We are not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol of XPRT. The following table sets forth, for the period indicated, the low and high closing prices per share for our Common Stock as reported by the NASDAQ Global Select Market.

	Low	High
For the Year Ended December 31, 2005
First Quarter	$16.76	$19.60
Second Quarter	$18.60	$21.55
Third Quarter	$21.10	$23.95
Fourth Quarter	$15.84	$23.91
For the Year Ended December 31, 2006
First Quarter	$15.98	$19.27
Second Quarter	$16.98	$19.34
Third Quarter	$16.00	$19.00
Fourth Quarter	$18.15	$19.71

As of February 28, 2007, there were approximately 80 holders of record of our Common Stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. We believe there are approximately 2,500 beneficial owners of our Common Stock.

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

Issuer Purchases of Equity Securities

No purchases of our equity securities were made by or on behalf of LECG during the three months ended December 31, 2006.

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

Stock Performance Graph

The following graph compares our cumulative total stockholder return to that of the NASDAQ Composite Index, and a peer group of companies consisting of CRA International, Inc., Navigant Consulting, Inc. and FTI Consulting, Inc. We consider Huron Consulting Inc. (“Huron”) as one of our competitors, however we have not included Huron in our peer group of companies, as the shares of its common stock were not publicly traded on November 13, 2003. Had we included Huron in our peer group of companies, the following graph would show higher returns for our peer group. The cumulative stockholder returns for shares of our common stock and for the market index and the peer group are calculated assuming $100 was invested on November 13, 2003, the date on which our common stock commenced trading on the NASDAQ Global Select Market, and assuming that shares of our common stock were purchased at the initial public offering price of the common stock. We paid no dividends during the period shown. The performance of the market index and the peer group comparison is shown on a total return, i.e. dividends reinvested basis. The peer group returns are determined based on the returns of each component issuer of the peer group, weighted according to the respective issuer’s stock market capitalization at the beginning of the period presented.

	Value of Investments
	11/13/2003	12/31/2003	12/31/2004	12/31/2005	12/31/06	3/1/2007
LECG Corporation	100.00	134.65	109.71	102.24	108.71	77.94
Peer Group	100.00	108.07	128.21	131.73	130.11	138.59
NASDAQ Composite Index	100.00	101.83	110.58	112.10	122.77	122.19

ITEM 6.                SELECTED FINANCIAL DATA

The following table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Consolidated statements of operations data	2002	2003	2004	2005	2006(1)
	(in thousands, except per share data)
Revenues	$133,704	$165,594	$216,555	$286,656	$353,850
Cost of services	106,728	112,388	143,715	188,242	235,723
Gross profit	26,976	53,206	72,840	98,414	118,127
Costs of postponed equity offering	3,500	—	—	—	—
Operating expenses	32,651	34,093	43,988	60,936	81,732
Operating income (loss)	(9,175)	19,113	28,852	37,478	36,395
Interest income	42	103	359	809	861
Interest (expense)	(3,188)	(2,620)	(238)	(346)	(653)
Other income (expense), net	257	466	5	(15)	(402)
Income (loss) before income taxes	(12,064)	17,062	28,978	37,926	36,201
Income tax provision (benefit)	—	(9,613)	11,874	15,550	14,734
Net income (loss)	(12,064)	26,675	17,104	22,376	21,467
Accrued preferred dividends and accretion of preferred units	3,692	7,712	—	—	—
Net income (loss) attributable to common shares	$(15,756)	$18,963	$17,104	$22,376	$21,467
Net income (loss) per share:
Basic	$(1.41)	$1.39	$0.78	$0.96	$0.88
Diluted	$(1.41)	$1.17	$0.73	$0.91	$0.85
Shares used in calculating net income (loss) per share:
Basic	11,169	13,674	21,905	23,409	24,345
Diluted	11,169	16,261	23,429	24,557	25,250

(1)          The Company adopted the provisions of SFAS No. 123(R) in fiscal year 2006. See “Note 2:  Summary of Significant Accounting Policies” and Note 8:  Equity-based Compensation Expense” in Part II, Item 8 of the Form 10-K

	As of December 31,
Consolidated balance sheet data	2002	2003	2004	2005	2006
	(in thousands)
Cash and cash equivalents	$2,576	$67,177	$42,082	$35,722	$26,489
Total assets	$75,696	$163,142	$214,711	$272,885	$327,153
Total long-term debt	$15,050	$—	$—	$—	$—
Total Redeemable Class A preferred units	$33,000	$—	$—	$—	$—
Total stockholders’ equity (deficit)	($8,632)	$123,987	$154,387	$195,066	$231,114

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) successful management of additional hiring and acquisitions, (7) successful administration of our business and financial reporting capabilities, including remediating the material weakness in our internal control over financial reporting, (8) potential professional liability, (9) intense competition and (10) risks inherent in international operations. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Overview

We provide expert services. Our highly credentialed experts and professional staff address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial environments. We conduct economic, financial and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include factual statistical analyses and report preparation and presentation, forensic accounting and electronic discovery and data collection. Our experts are renowned academics, former high-level government officials, experienced industry leaders and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff.

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

Recruitment of Experts

An important element of our growth strategy is the recruitment and hiring of additional experts either by direct hiring or through business acquisitions. Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas. The following table summarizes the changes in the number of experts and professional staff since December 2004:

	December 31, 2004	December 31, 2005	December 31, 2006	Percent Increase from December 31, 2004
Experts	289	348	376	30%
Professional staff	398	563	634	59%
Total	687	911	1,010	47%

In connection with our hiring efforts in 2004, 2005 and 2006, we paid signing and performance bonuses of $18.7 million, $7.7 million and $23.6 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing and performance bonus expense was $4.3 million, $6.7 million and $8.8 million in 2004, 2005 and 2006 respectively. In connection with our 2004 hires of certain experts and staff in Europe and the United States, we paid performance bonuses of $5.7 million in March 2006 as specified performance targets were achieved in 2005, and we will pay performance bonuses of $5.7 million in March 2007, as specified targets were achieved in 2006. These performance bonuses are amortized from the time the bonus was earned through March 2011.

Since August 2003, we have acquired 11 businesses. Total additions to goodwill, including performance-based earnouts, were $34.0 million, $20.2 million, and $24.8 million in 2004, 2005 and 2006, respectively. We have made acquisition-related payments of $27.8 million, $32.1 million and $22.2 million in 2004, 2005 and 2006, respectively, including the initial purchase price payments, the fair value of common stock issued for acquisitions, transaction costs, performance-based payments (earnouts) and guaranteed payments. Our 2004, 2005 and 2006 acquisitions are described below:

2006 Acquisitions

On May 9, 2006, we acquired substantially all of the assets of BMB Mack Barclay, Inc. and affiliates (“Mack Barclay”), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. The purchase price was comprised of $12.95 million paid in cash at closing and the issuance of 13,291 unregistered shares of LECG common stock with a fair value of $250,000. The purchase price including an estimated $500,000 of acquisition costs, was allocated as follows:

•       $11.1 million to goodwill

•       $1.4 million to contract rights (12-month amortization)

•       $850,000 to other identifiable intangible assets (7-year amortization), and

•       $371,000 to net current assets and equipment.

As a result of achieving specified performance targets through December 31, 2006, we recognized $1.2 million of additional purchase price, to be paid in July 2007. If specified annual performance targets are achieved through April 2011, we will make additional payments of up to $7.6 million by no later than July 2011.

2005 Acquisitions

In December 2005, we acquired substantially all of the assets of Lancaster Consulting LLC (“Lancaster”), an expert services firm specializing in general management, mergers and acquisitions, litigation and financial management consulting. The purchase price consisted of $1.5 million paid at closing. The purchase price including acquisition costs was allocated as follows:

•       $1.46 million to goodwill and

•       $64,000 to contract rights (six-month amortization), other identifiable intangible assets (six-year amortization) and net current assets and equipment.

As a result of achieving specified performance targets through December 31, 2006, we recognized $372,000 of additional purchase price, which we paid in March 2007. If specified performance targets are achieved through December 2009, we will make additional payments of up to $978,000 by no later than March 2010.

In December 2005, we acquired substantially all of the assets of Beach & Company International LP, an expert services firm specializing in financial, economic and operational consulting. The purchase price consisted of $500,000 paid at closing. The purchase price, including acquisition costs of $156,000 was allocated as follows:

•       $578,000 to goodwill,

•       $78,000 to contract rights (eight-month amortization), other identifiable intangible assets (three-year amortization) and net current assets and equipment.

If specified performance targets are achieved by June 2008, we will make an additional payment of $500,000 by no later than August 2008.

In November 2005, we acquired substantially all of the assets of Neilson Elggren LLP (“Neilson”), a financial and insolvency expert and consulting services firm. The purchase price of $4.0 million was comprised of $3.75 million of cash paid at closing and 10,832 unregistered shares of our common stock with an estimated fair market value of $250,000. The purchase price including acquisition costs of $56,000 was allocated as follows:

•       $3.3 million to goodwill,

•       $380,000 to contract rights (21-month amortization),

•       $320,000 to other intangible assets (five to seven-year amortization) and

•       $96,000 to net current assets and equipment.

As a result of achieving specified performance targets through December 31, 2006, we recognized $1.4 million ($1.3 million in 2006) of additional purchase price, of which $1.2 million was paid in January 2007 and the remainder will be paid by January 2008. In addition, if specified performance targets are achieved through October 2010, we will make additional payments of up to $2.4 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010.

On August 15, 2005, we acquired substantially all of the assets of Bates Private Capital Incorporated (“Bates”), an expert services firm specializing in dispute resolution for the retail securities industry. The purchase price of $18.1 million was comprised of $17.0 million paid in cash at closing, the issuance of 44,425 unregistered shares of our common stock with an estimated fair market value of $1.0 million, and acquisition costs of $109,000. The purchase price including acquisition costs was allocated as follows:

•       $7.0 million to goodwill,

•       $8.7 million to customer relationships (nine-year amortization),

•       $1.1 million to contract rights (one-year amortization),

•       $870,000 to other identifiable intangible assets (seven to 20-year amortization) and

•       $393,000 to fixed assets and net current assets

As a result of achieving certain performance targets through December 31, 2006, we recognized $5.9 million ($4.6 million in 2006) of additional purchase price, of which $3.4 million was paid in September 2006, $29,000 was paid in December 2006 and $2.4 million will be paid in September 2007. In addition, if specified annual performance targets are achieved through July 2011, we will make additional payments of up to $7.1 million by no later than September 2011.

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

•       $1.56 million to goodwill,

•       $90,000 to contract rights (two to 12-month amortization) and net current assets and equipment.

As a result of achieving certain performance targets through December 31, 2006, we recognized $243,000 of additional goodwill in 2006, which we paid in February 2007. If specified performance targets are achieved through December 2008, the Company will make additional payments of up to $857,000 by no later than March 2009.

2004 Acquisitions

In October 2004, we acquired substantially all of the assets of Washington Advisory Group, LLC (“WAG”), a privately held expert services firm specializing in technology assessment and policy, and research and development strategy. The purchase price of $1.06 million was comprised of an initial payment of $658,000 and a minimum guaranteed payment of $400,000 which was paid in February 2007.  The purchase price was allocated as follows:

•       $940,000 to goodwill,

•       $69,000 to contract rights (six-month amortization) and

•       $49,000 to net current assets and property and equipment.

As a result of achieving specified performance targets through December 31, 2006, we recognized $824,000 of additional purchase price in 2006, which was paid in February 2007.

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

We made guaranteed purchase price payments totaling $1.0 million in September and October 2005 and will make guaranteed purchase price payments of $2.0 million over the period beginning September 2007 and ending no later than September 2009. In addition, if specified performance targets are achieved through July 2009, we will make additional payments of up to $2.4 million over the same period. As the result of achieving specified performance targets during the 12-month period ended July 2005, we recognized goodwill of $87,000. In addition, if specified performance targets are met during the 12-month period ending July 2007, we will make bonus compensation payments of $200,000 in September 2007.

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

As a result of achieving specified performance targets through December 31, 2006, we recognized $6.2 million ($1.9 million in 2006) of additional purchase price, of which $2.5 million was paid in March 2005, $1.8 million was paid in March 2006 and $1.9 million was paid in March 2007. In addition , if certain higher performance targets are met through December 2008, we will make additional payments of up to $2.0 million by no later than March 2009.

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

As a result of achieving certain performance targets through December 31, 2006, we recorded $3.3 million ($940,000 in 2006) of additional purchase price, of which $1.0 million was paid in February 2005, $1.6 million was paid in February 2006 and $845,000 was paid in February 2007. In addition, if specified profitability targets are achieved by February 2008, we will make additional payments of up to $1.2 million by no later than April 2008.

March 2007 Acquisition

On March 9, 2007, the Company entered into an agreement to acquire substantially all of the operating assets of The Secura Group, LLC. a privately held expert, consulting and regulatory compliance services firm specializing in the financial services industry. The purchase price will consist of $9,500,000 to be paid in cash at closing. An additional purchase price payment of up to $2,500,000 will be made in cash if specific performance targets are met during the period from closing through December 31, 2010. The acquisition is expected to close on March 16, 2007.

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

Revenues are recognized net of amounts estimated to be unrealizable. We estimated the following amounts to be unrealizable for the years 2004, 2005 and 2006 and accordingly, revenues recognized have been reduced by these amounts (dollars in thousands):

	2004	2005	2006
Estimate of unrealizable revenue	$5,528	$7,174	$10,531
Percent of revenue recognized	2.6%	2.5%	3.0%

The following table summarizes our revenues from these sources by quarter from January 1, 2005 to December 31, 2006 (in thousands):

	Mar 31,	June 30,	Sept 30,	Dec 31	Mar 31,	June 30,	Sept 30,	Dec 31,
	2005	2005	2005	2005	2006	2006	2006	2006
Expert and professional staff revenue	$66,526	$68,216	$66,661	$70,118	$80,897	$84,512	$85,378	$84,510
Performance-based expert revenue (1)	178	302	1,240	302	89	192	52	—
Reimbursable expense revenue	3,017	4,023	3,465	2,608	3,478	4,346	5,960	4,436
Revenue	$69,721	$72,541	$71,366	$73,028	$84,464	$89,050	$91,390	$88,946

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

•  costs that are reimbursable by clients, including travel, document reproduction and subscription data services; and

•  amortization of signing and performance bonuses that are subject to vesting over time.

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 72% of their individual billings on particular projects in 2006. Such experts are paid when we have received payment from our clients. We make advance payments, or draws, to most of our experts and any outstanding draws previously paid to experts are deducted from the experts’ fee payments. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period. In 2006, we recognized $2.0 million of expense related to both guaranteed and non-guaranteed draws considered unrecoverable. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with the experts’ engagements. Experts not on either of these compensation models are compensated on a salary plus performance-based bonus model.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. In 2006, these fees have averaged 10% of professional staff revenues. Experts are required, to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is deferred until a future date. Signing bonuses are recognized when payment is made or the obligation to pay such bonus is incurred, and are recoverable from the employee if he or she were to leave us prior to a specified date. Signing bonuses are generally amortized over the lesser of seven years or the period for which they are recoverable from the individual expert. We have also paid or are obligated to pay performance bonuses that are subject to the recovery of unearned amounts if the expert leaves prior to a specified date. Like signing bonuses, performance bonuses are generally amortized over the period that the bonus can be recovered or a shorter period of time, and we recognize such performance bonuses at the time we determine that it is considered more likely than not that the performance criteria will be met. Most of our agreements allow us to recover signing and performance bonuses over periods generally ranging from one to 15 years. However for accounting purposes, we amortize such signing and performance bonuses over the shorter of the contractual recovery period or seven years.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue includes all amounts earned that are billed or billable, including reimbursable expenses, and have been reduced for amounts related to work performed that are estimated to be unrealizable. Expert revenue consists of revenue generated by experts who are our employees and revenue generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

Revenues are generated primarily from time and material contracts, and recognized in the period the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, and when we have received payment for the services we performed under the contract. Performance based fees have been generated primarily by the Insurance Claims Group practice, the experts and staff of which left in September 2005. Consequently, performance based revenues have declined significantly in 2006 and we expect that such performance based fees will not be a material portion of overall revenues in future periods. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such fixed price contract revenues are not a material component of total revenues.

Equity-based compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based Payment using the modified prospective transition method and began accounting for our equity-based compensation using a fair-valued based recognition method. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. Determining the appropriate fair-value model and calculating the estimated fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, expected dividend rate, risk-free interest rate and expected forfeiture rate. We develop our estimates based on historical data and market information which can change significantly over time.

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

Provision for income taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS No. 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized. Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. No valuation allowance was recorded at December 31, 2005 or 2006 on deferred tax assets arising from our operations in the United States. As of December 31, 2006, we had $343,000 of deferred tax assets in connection with foreign net operating losses of approximately $1.1 million for which the Company has provided a full valuation allowance due to the uncertainty that these net operating loss carryforwards will eventually be realized. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised and stock purchased through our employee stock purchase plan, or ESPP, is sold prior to the end of a required holding period. In 2005 and 2006, we recognized a total benefit from option exercises and disqualifying dispositions from our ESPP of $6.0 million and $3.0 million, respectively.

Our effective tax rate used to provide for estimated quarterly tax expense is determined based on estimates of worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate. Our actual effective tax rate for 2004, 2005 and 2006 was 41.0%, 41.0% and 40.7%, respectively.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109. The provisions are effective January 1, 2007. See “Note 2: Summary of Significant Accounting Policies” in Part II, Item 8 of this Form 10-K for further discussion.

Goodwill and Identifiable Intangibles

Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangible were recorded related to acquisitions made through December 31, 2006. We have determined that we have one reporting unit based on several factors, one of which was the similarity of operations throughout our individual offices. We evaluate each acquisition on an individual basis to determine if it represents a separate reporting unit, as defined by SFAS No. 142 Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. Thus far, our business acquisitions have been integrated within the structure of our organization and our individual offices share similar economic characteristics and consequently are aggregated for purposes of identifying our reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of discounted future cash flows or some other basis such as our quoted market price and measure the amount of impairment based on fair value. If a portion of a reporting unit that constitutes a business (as defined under accounting principles generally accepted in the United States) has been disposed of by sale or abandonment, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal. During the third quarter of 2005, we wrote off $1.1 million of goodwill associated with the departure in September 2005 of certain experts and staff comprising the Insurance Claims Group, who joined us in July 2002 in connection with an acquisition. For the 2006 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. At October 1, 2006, we concluded that there was no impairment to our goodwill.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-compete agreements and trade processes, and are amortized over six months to 20 years.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying value of an intangible asset may not be recoverable, then we will assess impairment based on a projection of discounted future cash flows. At December 31, 2006, we concluded that there was no impairment in our intangible assets.

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

Staff Accounting Bulletin 108 Disclosure

Effective December 31, 2006, we adopted the Security and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” as required. In December 2006, we discovered errors in our previously issued 2005 annual and 2006 quarterly consolidated financial statements in connection with certain specific expert compensation models. The periods affected by the errors are:

•  the year ended December 31, 2005 (reduction in net income of $250,000 or $0.01 per diluted share),

•  the quarter ended June 30, 2006 (reduction in net income of $210,000 or $0.01 per diluted share), and

•  the quarter ended September 30, 2006 (reduction in net income of $196,000 or $0.01 per diluted share).

We believe that the effect of these errors is not material to any of the individual period’s income statements or balance sheets. We have recorded the 2005 correction as a cumulative effect adjustment to the fiscal year 2006 beginning retained earnings. The 2006 consolidated financial statements and the unaudited financial information by quarter included in Item 8 of this Form 10-K include these corrections and we will revise previously issued 2006 quarterly consolidated financial statements to reflect the 2006 corrections whenever those periods are presented in our publicly filed documents. See Note 3 “January 1, 2006 Retained Earnings Cumulative Effect Adjustment” of the Consolidated Financial Statements for further details.

RESULTS OF OPERATIONS

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

Revenues in 2006 increased $67.2 million, or 23%, to $353.9 million from $286.7 million in 2005. This increase included a $63.8 million, or 23%, increase in expert and professional staff revenues. The increase in expert and professional staff revenues resulted from a 25% increase in the number of expert and professional staff billable hours. Expert bill rates increased 3% in 2006 and staff bill rates decreased by 1% overall, due to rate increases offset by the influence of the lower rates for staff associated with our August 2005 acquisition of Bates. We added 28 experts and 71 professional staff members since December 2005 as a result of our recruitment effort and our acquisition of Mack Barclay in May 2006. Our international operations contributed $8.7 million to the overall growth in revenues in 2006. Revenues from our international operations represent 14% of total revenue in 2006 and 2005. We terminated our joint venture interest in LECG Korea, LLC in January 2007. As a result, expert headcount will decline by 26 experts, 23 of which are independent contractors. We expect this will not have a significant impact on our financial results in 2007.

The increase in expert and professional staff revenue in 2006 was offset by $10.5 million that we considered unrealizable, which represents an increase of $3.3 million, or 46%, over the $7.2 million considered unrealizable for 2005. In addition, our performance based services decreased $1.7 million, or 84%, to $333,000 in 2006 from $2.0 million in 2005. The decrease was due primarily to the departure of the experts and staff comprising the Insurance Claims Group in September 2005. As a result of their departure, our performance-based fees will be substantially reduced in future periods.

Cost of services

Cost of services in 2006 increased $47.5 million, or 25%, to $235.7 million from $188.2 million in 2005. Our gross margin percentage was 33.4% in 2006 as compared to 34.3% in 2005. Contributing to the overall margin decrease is the increase in equity-based compensation of $3.5 million, or 1% of revenue, following the adoption of SFAS No. 123(R) as of January 1, 2006. We also recognized $2.0 million of provision for advances paid to experts that we consider unrecoverable. This represents a $1.2 million or 154% increase over the $780,000 recognized in 2005. Reimbursable expenses increased $5.0 million, or 37%, to $18.4 million. We do not generate margin on revenue associated with reimbursable expenses.

Expert and professional staff compensation increased $31.9 million as we added 28 experts and 71 professional staff since December 2005. Our growth in revenues resulted in a corresponding increase in expert compensation, as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Project origination fees paid to experts increased by $2.1 million consistent with the growth in professional staff revenue in 2006 as compared with 2005. Expert compensation based on performance criteria for specific groups of experts and staff also increased in 2006. Bonus compensation for salaried experts and professional staff increased $3.5 million, or 47% to $10.9 million in 2006, as compared to $7.4 million in 2005. The increase is due to an overall increase in professional staff headcount and higher performance-based bonus arrangements for certain experts and related staff. We expect the use of performance-based compensation models to increase for practices where experts and staff work as a group on multiple engagements over time.

Contributing to the increase in cost of services was an increase of $2.1 million in amortization of signing and performance bonuses, or 31%, to $8.8 million in 2006 from $6.7 million in 2005. The increase was the result of adding $11.0 million of signing bonuses and $11.6 million of performance bonuses during 2006, of which we expect to pay $5.7 million in March 2007 and $745,000 throughout the remainder of

2007. We also expect continued use of signing and performance bonuses in the future in order to recruit and retain key experts.

Operating expenses

Operating expenses in 2006 increased $20.8 million, or 34%, to $81.7 million from $60.9 million in 2005. Contributing to the increase in general and administrative expenses was $7.9 million of salary, bonus and related payroll taxes due primarily to salary increases, the addition of approximately 41 administrative staff since December 2005, including the hiring of our Chief Operating Officer in May 2006 and creating a management committee to assist in areas such as recruitment, acquisitions and firm initiatives. We expect that additional administrative staff will continue to be hired as our growth continues. Bonus compensation for administrative staff increased $1.1 million to $1.7 million in 2006 from $683,000 in 2005. The increase was due primarily to additional administrative headcount, bonuses paid in connection with acquisitions and $400,000 of bonuses paid to senior management. We reduced previously accrued senior management bonuses by $1.0 million, in the fourth quarter of 2006 as a result of our performance in 2006. Equity-based compensation expense increased $2.5 million following the adoption of SFAS No. 123(R) as of January 1, 2006. Recruiting fees in connection with hiring experts and professional staff increased by $388,000 in 2006. We anticipate that we will continue to incur fees for recruiting as we pursue our growth strategy of attracting high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.

Our facilities costs increased $1.5 million in connection with the expansion of existing offices and the opening of four new offices since December 31, 2005. Costs related to computers, telecommunications and supplies increased $1.2 million due to increased personnel and the growth in our operations. Depreciation expense and amortization increased $660,000 due to the expansion of certain existing offices and the opening of four new offices, as well as additions to depreciable equipment and software consistent with the overall growth in our operations. Amortization of intangible assets increased by $1.8 million as a result of intangible assets acquired in connection with the acquisitions of Neilson Elggren in November 2005 and Mack Barclay in May 2006. Marketing and related costs increased $2.4 million as a result of our expanded marketing activities such as our print advertising, professional event sponsorship and seminar hosting and website enhancement. Outside services including legal, accounting and personnel service fees increased $2.2 million, including an increase in legal fees of $1.5 million primarily due to ongoing litigation with NERA. We incurred legal, accounting and financial advisory fees of $317,000 in the first quarter of 2006 and $559,000 in the fourth quarter of 2005 in connection with our efforts to make a significant acquisition that did not succeed. Travel and related expenses increased by $872,000 in 2006 compared to 2005. Contributing to this increase is an increased level of management travel and staff travel for training and conferences. Business taxes and licenses increased by $637,000 due to increased activity in locations subject to franchise taxes.

The overall increase in 2006 operating expenses compared to 2005 takes into account the previously disclosed goodwill write-off of $1.1 million in the third quarter of 2005 in connection with the departure of the Insurance Claims Group.

Interest expense

Interest expense increased $307,000 in 2006 to $653,000 from $346,000 in 2005. The increase was due primarily to borrowing $25.0 million under our revolving credit facility in September 2006, $15.0 million of which was repaid prior to September 30, 2006 and the remainder was repaid prior to December 31, 2006, as well as increased annual commitment fees for unused portions of the credit facility. We had no outstanding debt on our term loan or revolving credit facility throughout 2005 and the first eight months of 2006.

Income taxes

We recognized a $14,734,000 provision for income taxes on pretax income of $36,201,000, resulting in a 40.7% effective tax rate for 2006. We have recognized a reduction of current taxes payable of $3.0 million for non-qualified options exercised and disqualifying dispositions of shares purchased through our ESPP in 2006 and have reduced deferred tax assets by $378,000 and increased additional paid in capital by $2.6 million.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Revenues in 2005 increased $70.1 million, or 32%, to $286.7 million from $216.6 million in 2004. This increase included a $72.9 million, or 37%, increase in expert and professional staff revenues, excluding performance-based services. The increase in expert and professional staff revenues resulted from a 35% increase in the number of expert and professional staff billable hours, in addition to a 2% increase in the average hourly billing rate due to rate increases and changes in the expert and staff mix. Underlying this growth is the addition of 59 experts and 165 professional staff members since December 2004 as a result of our recruitment efforts, acquisitions of the businesses of Cook in March 2005, Bates in August 2005, Nielson Elggren in November 2005 and Lancaster and Beach in December 2005, and our growth in Europe and Canada. Our total international operations contributed $13.4 million to the overall growth in revenues in 2005. Revenues from our international operations represent 14% of total revenue as compared to 13% in 2004.

The increase in expert and professional staff revenue in 2005 was offset by $7.2 million that we considered unrealizable, which represents an increase of $1.7 million or 31% over the $5.5 million considered unrealizable for 2004. In addition, our performance based services decreased $5.7 million, or 74%, to $2.0 million in 2005 from $7.7 million in 2004. The decrease was due primarily to the departure of the experts and staff comprising the Insurance Claims Group in September 2005.

Cost of services

Cost of services in 2005 increased $44.5 million, or 31%, to $188.2 million from $143.7 million in 2004. Our gross margin percentage was 34.3% in 2005 as compared to 33.6% in 2004. The overall margin improvement is due primarily to the growth in 2005 in our European operations, as 2004 represented the first year of expansion in continental Europe. Expert and professional staff compensation increased $34.7 million consistent with our headcount increase. Our growth in revenues contributed to the increase in expert compensation, as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Bonus compensation for salaried experts and professional staff increased $5.1 million as compared to 2004 due to an increase in professional staff headcount, a professional staff bonus compensation plan introduced in 2005 that is based heavily on utilization, low professional staff bonuses granted in 2004 and an increase in both the amount earned by and the number of salaried experts in 2005 that have a performance-based component to their overall compensation. Contributing to the increase in cost of services is the amortization of signing and performance bonuses of $6.7 million in 2005, representing an increase of $2.4 million as compared to 2004; $1.0 million of the increase relates to amortization of performance bonuses and $1.4 million to increased signing bonuses. Project origination fees increased $3.4 million or 25% to $17.0 million in 2005 from $13.6 million in 2004, consistent with the growth in professional staff revenues. Costs associated with our performance-based services decreased by $4.7 million and $3.1 million for the year and fourth quarter 2005 as compared to the same periods in 2004, which is consistent with the decrease in performance based revenues and the departure of the Insurance Claims Group in September 2005.

Operating expenses

Operating expenses in 2005 increased $16.9 million, or 39%, to $60.9 million from $44.0 million in 2004. The increase was comprised of $15.8 million increase in general and administrative expenses and $1.1 million write-off of goodwill in connection with the departure of the experts and staff comprising the Insurance Claims Group in September 2005. Contributing to the increase in general and administrative expenses was $6.4 million of salary, bonus and related payroll taxes due primarily to salary increases and the addition of approximately 52 administrative staff since December 2004. Personnel costs and recruiting fees in connection with hiring experts and professional staff increased $973,000 in 2005.

Our facilities costs increased $2.4 million in connection with the expansion of existing offices and the opening of four new offices since December 31, 2004. Costs related to computers, telecommunications and supplies increased $2.2 million due to increased personnel and the growth in our operations. Depreciation expense and amortization increased $573,000 due to the expansion of certain existing offices and the opening of four new offices, as well as additions to depreciable equipment and software consistent with the overall growth in our operations. Marketing and related costs increased $1.3 million as the result of our expanded marketing activities and branding initiatives designed to increase the awareness of the LECG brand, examples of which include professional event sponsorship and seminar hosting, website enhancement and underwriting the costs of technical publications authored by our experts. Outside services including legal, accounting and personnel service fees increased $790,000, included in which are $559,000 of legal, accounting and financial advisory fees incurred during the fourth quarter of 2005 in connection with our efforts to make a significant acquisition that did not succeed. Our efforts to acquire this company extended into the first quarter of 2006, and consequently, we expensed additional costs of approximately $375,000 in the quarter ending March 31, 2006.

Interest expense

We had no outstanding debt throughout 2005 on our term loan or revolving credit facility. Interest expense in 2005 is comprised primarily of amortization of fees paid in connection with our credit facility as well as commitment fees for unused portions of the credit facility.

Income taxes

We recognized $15.6 million provision for income taxes on pretax income of $37.9 million, resulting in a 41.0% effective tax rate for 2005. We have recognized a reduction of current taxes payable of $6.0 million for non-qualified options exercised in 2005 and have reduced deferred tax assets by $1.0 and increased additional paid in capital by $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had $26.5 million in cash and cash equivalents, primarily in money market accounts. Our primary financing need will continue to be to fund the growth in our operations, future acquisitions and signing and performance bonuses in connection with recruiting and retaining experts. An important element of our growth strategy is the recruitment of additional experts and our expansion into new geographic and service areas. We expect to continue to search for and acquire top-level experts in order to deepen our existing service offerings and to add new experts and related professional staff to new practice areas. The growth in the number of experts and scope of operations has been accomplished through a mix of individual hires, group hires and acquisitions including our May 2006 acquisition of Mack Barclay and our 2005 acquisitions of Cook in March, Bates in August, Neilson Elggren in November, and both Beach and Lancaster in December. On March 9, 2007, we entered into an agreement to acquire substantially all of the operating assets of The Secura Group, LLC. The purchase price will consist of $9,500,000 to be paid in cash at closing. An additional purchase price payment of up to

$2,500,000 will be made in cash if specific performance targets are met during the period from closing through December 31, 2010. The acquisition is expected to close on March 16, 2007.

Our current sources of liquidity are our cash on hand, cash generated by operations before payment of signing and performance bonuses and our revolving credit facility, which expires December 2011 and provides for a maximum borrowing capacity of $100 million, of which $25 million can be used to secure letters of credit. The facility includes the option, subject to conditions, to increase the line to $200 million over the life of the facility. In September 2006 we borrowed $25 million, which was repaid prior to December 31, 2006. At December 31, 2006, we had no outstanding borrowings under our revolving credit facility, and we had outstanding letters of credit of $1.7 million.

Net cash provided by operations in 2006 was $11.4 million as compared to $20.2 million provided by operations in 2005 and $945,000 used by operations in 2004. The primary sources and uses of cash from operations in 2006 were net income of $21.5 million, which included non-cash expenses of $21.1 million. This was offset by an increase in accounts receivable of $13.6 million resulting from the increase in expert and professional staff revenue. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy, and international operations.

In 2006, we paid $23.6 million in signing bonuses and performance bonuses, an increase of $15.9 million from the $7.7 million paid in 2005. Signing bonuses and bonuses with performance criteria are an integral part of our recruitment and retention effort. We will likely continue to use signing and performance bonuses in our efforts to recruit and retain key experts and professional staff. Substantially all of the signing bonuses and certain performance bonuses issued have amortization periods ranging from one to seven years and recovery periods of one to 15 years, whereby we are entitled to recover the bonus on a pro rata basis in the event the recipient leaves prior to the end of the vesting period. In the third quarter of 2006, we hired three experts and other professional staff in connection with expansion of our health care and life science, financial services, and other practices. In connection with these hires, we paid $6.5 million in signing bonuses, which will be amortized over seven years. In addition, if certain performance criteria are met by 2011, we will make additional performance bonus payments of up to $5.0 million, which would be amortized over periods ranging from four to seven years. In the fourth quarter of 2006, we paid $4.5 million of performance bonuses to three experts, which will be amortized over periods ranging from five to seven years, and in early 2007, we paid $3,975,000 of performance bonuses to three experts, which will be amortized over seven years. We will also pay performance bonuses of $5.7 million in March 2007 to certain experts in Europe and the United States, as specified performance targets were achieved in 2006. These performance bonuses are amortized from the time the bonus was earned through March 2011.

In 2006, we paid $22.6 million for income taxes, $5.5 million of which will be applied to 2007 tax liabilities.

Net cash provided by operating activities in 2005 was $20.2 million, resulting primarily from $22.4 million of net income, which included non-cash expenses of $13.3 million, offset by an increase in accounts receivable of $21.4 million. We paid $5.9 million for income taxes in 2005, as we were able to decrease our 2005 tax liability with net operating losses arising from our conversion to a C corporation in conjunction with our initial public offering in November 2003.

Net cash used in investing activities was $28.3 million for 2006 as compared to $37.4 million in 2005 and $29.6 million in 2004. Acquisition related payments in 2004, 2005 and 2006 were as follows (in millions):

	2004	2005	2006
Payments in connection with acquisitions (net of cash acquired and including transaction costs):
Mack Barclay	$—	$—	$13.1
Bates	—	17.1	—
Neilson Elggren	—	3.8	—
Cook	—	1.4	—
Lancaster	—	1.5	—
Beach	—	0.5	—
EA	15.4	—	—
SVEWG	4.2	1.0	—
LRTS	3.9	—	—
WAG	0.7	—	—
Other	—	—	0.1
Total payments in connection with acquisitions	24.2	25.3	13.2
Performance based payments:
Bates	—	—	3.5
EA	—	2.5	1.8
LRTS	—	1.1	1.6
CFES	1.7	1.7	1.8
Total performance based payments	1.7	5.3	8.7
Total acquisition related payments	$25.9	$30.6	$21.9

Investing activities in 2006 also included investments in leasehold improvements related to the expansion our San Diego office, and office equipment, computer hardware and software totaling $6.3 million. Similar activities in 2005, including investments in leasehold improvements in connection with the expansion of our Chicago office totaled $6.9 million.

Net cash provided by financing activities was $6.6 million for 2006, as the result of $4.2 million of proceeds from the exercise of options, $265,000 from the issuance of 14,745 shares of common stock in connection with our Employee Stock Purchase Plan and $2.6 million of tax benefit from option exercises and equity compensation plans. We borrowed and repaid $25.0 million under our revolving credit line during 2006, and we paid $503,000 of loan fees to amend our revolving credit line, including increasing the maximum borrowings under the line of credit and extending the expiration date to December 2011.

Net cash provided by financing activities was $12.2 million for 2005, as the result of $9.2 million of proceeds from the exercise of options, $2.1 million from the issuance of 140,774 shares of common stock in connection with our Employees Stock Purchase Plan and $1.3 million of net proceeds from our sale of an additional 74,375 shares of our common stock in January 2005 in a secondary public offering, which began in December 2004. We had no borrowings under our revolving credit line during 2005, and we paid $407,000 to increase the maximum borrowings under the line from $10 million to $50 million and to extend the expiration date.

Revolving credit facility

In December 2006, we amended our revolving credit facility. The terms of the revised agreement provide for maximum borrowings of $100 million, of which $25 million is available for letters of credit.

Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the revolving credit facility to $200 million over the life of the facility, which expires in December 2011. We paid $503,000 of loan acquisition fees and related costs, which will be amortized through December 31, 2011. As of December 31, 2006, the Company had no outstanding borrowings and had letters of credit outstanding in the amount of $1.7 million. The rate in effect for the revolving credit facility at December 31, 2006 was 8.25%. Interest rates are determined at the time of borrowing based on the greater of the prime rate or the federal funds rate plus 0.5%. The facility also provides for annual commitment fees on the unused portion of the facility of 0.10%-0.20%.

Borrowings under the revolving credit facility are subject to non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing and performance bonus payments made within a 12-month period. The Company was in compliance with these covenants in 2006.

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

	Payments due by years ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Operating leases(2)	$14,131	$13,163	$12,199	$10,388	$5,619	$12,716	$68,216
Bonus and signing commitments	3,984	—	—	—	—	—	3,984
Earned performance bonus commitments(3)	12,112	—	375	—	—	—	12,487
Contingent performance bonus commitments(4)	13,787	2,175	—	—	—	—	15,962
Guaranteed/earned purchase price commitments(5)	11,372	178	2,000	—	—	—	13,550
Contingent purchase price commitments(6)	2,823	10,697	8,272	3,610	937	—	26,339
Purchase commitments(7)	1,559	740	—	—	—	—	2,299
Total(1)	$59,768	$26,953	$22,846	$13,998	$6,556	$12,716	$142,837

(1)          Includes the maximum potential payments associated with contractual obligations that are contingent upon the achievement of significant specified performance criteria. Consequently, the amounts and timing of such payments included in the table are estimates. Actual payments, if any, may differ materially from the estimates presented. If different assumptions were used, the timing and amounts of the estimates would have been materially different.

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

(3)          Includes approximately $4.0 million of performance bonus payments made in the first quarter of 2007 that were not committed to as of December 31, 2006.

(4)          Represents the maximum payment under the terms of certain expert and acquisition agreements and are subject to achieving certain significant performance criteria. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the table.

(5)          Represents actual amounts to be paid. Timing of the payment may vary if certain performance targets are achieved.

(6)          Represents the maximum payment under the terms of the agreements and are subject to achieving certain significant performance criteria. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the schedule.

(7)          Primarily represents maintenance, service and outsourcing contracts.

(8)          Excludes $9.5 million expected to be paid for the acquisition of The Secura Group, LLC that was not committed to as of December 31, 2006.

Commitments Related to Acquisitions and Certain Experts

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if specified performance targets are achieved. The following information is included in the summary of commitments table appearing in the beginning of this section.

In connection with our May 2006 acquisition of Mack Barclay, as a result of achieving specified performance targets through December 31, 2006, we recognized $1.2 million of additional purchase price, to be paid in July 2007. If additional specified annual performance targets are achieved through April 2011, we will make additional payments of up to $7.6 million by no later than July 2011.

In connection with our December 2005 acquisition of Lancaster, as a result of achieving specified performance targets through December 31, 2006, we paid $372,000 in March 2007. If specified performance targets are achieved through December 2009, we will make additional payments of up to $978,000 by no later than March 2010.

In connection with our December 2005 acquisition of Beach, if specified performance targets are achieved through June 2008, we will make an additional payment of $500,000 by no later than August 2008.

In connection with our November 2005 acquisition of Neilson, as a result of achieving specified performance targets through December 31, 2006, we paid $1.2 million in March 2007 and we will pay $200,000 by January 2008. If additional specified annual performance targets are achieved through October 2010, we will make additional payments of up to $2.4 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010.

In connection with our August 2005 acquisition of Bates, as a result of achieving specified performance targets through December 31, 2006, we will pay  $2.4 million in September 2007. If additional specified annual performance targets are achieved through July 2011, we will make additional payments of up to $7.1 million by no later than September 2011.

In connection with our March 2005 acquisition of Cook, as a result of achieving specified performance targets through December 31, 2006, we paid $243,000 in February 2007. If specified performance targets are achieved through December 2008, we will make additional payments of up to $857,000 by no later than March 2009.

In connection with our October 2004 acquisition of Washington Advisory Group, as a result of achieving specified performance targets through December 31, 2006, we paid $824,000 in February 2007 along with $400,000 of guaranteed purchase price.

In connection with our August 2004 acquisition of SVEWG, we recognized a liability in the third quarter of 2005 for an estimated performance payment of $87,000. In addition, we will make guaranteed payments of $2.0 million over the period beginning September 2007 and ending no later than September 2009, and if specified performance targets are achieved through July 2009, we will make additional payments of up to $2.4 million over the same period.

In connection with our March 2004 acquisition of EA, as a result of achieving specified performance targets through December 31, 2006, we paid $1.9 million in March 2007. Additional payments of up to $2.0 million will also be made by March 2009 if certain higher performance targets are achieved through December 2008.

In connection with our March 2004 acquisition of LRTS, as a result of achieving specified performance targets through December 31, 2006, we paid $845,000 in February 2007. If specified performance targets are achieved through February 2008, we will make additional payments of up to $1.2 million by no later than April 2008.

In connection with our August 2003 acquisition of CFES, as a result of achieving specified performance targets through December 31, 2006, we will pay $1.9 million in August 2007. In addition, we will pay bonus compensation of up to $580,000 in August 2007 if specified performance targets are achieved through July 2007.

In connection with the hiring of certain experts and professional staff in March 2004, we will pay $5.7 million of performance bonuses in March 2007 as specified performance targets for 2006 were achieved. All such performance bonus payments are subject to amortization from the time the bonus is earned through March 2011.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash investment policy

We have established cash investment guidelines consistent with the objectives of preservation and safety of funds invested and ensuring liquidity. Eligible investments include money market accounts, US Treasuries, US Agency securities, commercial paper, municipal bonds, AAA rated asset-backed securities, certificates of deposit and agency backed mortgage securities. We seek the highest quality credit rating available for each type of security used for investment purposes. Maturities are not to exceed 18 months.

Interest rate risk

Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature and interest on our short-term borrowings is based on the greater of the prime rate or the federal funds rate plus 0.5%. Due to the nature of our short-term investments and borrowings, we have concluded that we do not have material market risk exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. As of December 31, 2006, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have international operations in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LECG Corporation:

We have audited the accompanying consolidated balance sheets of LECG Corporation and subsidiary as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LECG Corporation and subsidiary as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123 (R) “Share Based Payment.”

As discussed in Note 3 to the consolidated financial statements, on December 31, 2006, the Company adopted Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and recorded a cumulative effect adjustment to January 1, 2006 retained earnings.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of LECG Corporation:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting”, that LECG Corporation and subsidiary (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: Internal Controls were not adequately designed to include procedures to ensure all relevant items were accurately comprehended in  complex computations for determining (i) earn-out payments under acquisition agreements, and (ii) bonus payments under non-standard expert compensation agreements and did not prevent or detect certain errors that were subsequently identified. These two significant deficiencies, in the aggregate, result in a material weakness in the Company’s internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2006, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 12, 2007 expressed unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of a new accounting standard and an explanatory paragraph relating to a retained earnings cumulative effect adjustment.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 12, 2007

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December, 31
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$35,722	$26,489
Accounts receivable, net of allowance of $666 and $906	94,299	107,585
Prepaid expenses	4,317	5,092
Deferred tax assets, net	1,745	3,877
Signing and performance bonuses—current portion	6,122	9,545
Income taxes receivable	—	5,481
Other current assets	4,775	2,494
Total current assets	146,980	160,563
Property and equipment, net	10,791	13,701
Goodwill	77,133	101,960
Other intangible assets, net	10,865	9,855
Signing and performance bonuses—long-term	19,035	28,265
Deferred compensation plan assets	6,403	10,925
Other long-term assets	1,678	1,884
Total assets	$272,885	$327,153
Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$43,924	$50,852
Accounts payable and other accrued liabilities	5,412	8,011
Payable for business acquisitions—current portion	6,510	11,372
Deferred revenue	2,427	2,487
Income taxes payable	3,961	—
Total current liabilities	62,234	72,722
Payable for business acquisitions—long-term	2,400	2,178
Deferred compensation plan obligations	6,615	11,550
Deferred tax liabilities	989	1,851
Other long-term liabilities	5,581	7,738
Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 24,243,482 and 24,907,072 shares outstanding at December 31, 2005 and 2006, respectively	24	25
Additional paid-in capital	144,171	156,900
Deferred equity compensation	(1,056)	—
Accumulated other comprehensive income (loss)	(165)	880
Retained earnings	52,092	73,309
Total stockholders’ equity	195,066	231,114
Total liabilities and stockholders’ equity	$272,885	$327,153

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006
Revenues	$216,555	$286,656	$353,850
Cost of services	(143,715)	(188,242)	(235,723)
Gross profit	72,840	98,414	118,127
Operating expenses:
General and administrative expenses	(40,228)	(55,490)	(74,909)
Depreciation and amortization	(3,760)	(4,383)	(6,823)
Goodwill write off	—	(1,063)	—
Operating income	28,852	37,478	36,395
Interest income	359	809	861
Interest expense	(238)	(346)	(653)
Other income (expense), net	5	(15)	(402)
Income before income taxes	28,978	37,926	36,201
Income tax provision	(11,874)	(15,550)	(14,734)
Net income	$17,104	$22,376	$21,467
Net income per share:
Basic	$0.78	$0.96	$0.88
Diluted	$0.73	$0.91	$0.85
Shares used in calculating net income per share:
Basic	21,905	23,409	24,345
Diluted	23,429	24,557	25,250

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net income	$17,104	$22,376	$21,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	207	201	266
Depreciation and amortization of property and equipment	2,490	3,064	3,723
Amortization of other intangibles	1,270	1,319	3,100
Signing and performance bonuses paid	(18,687)	(7,652)	(23,567)
Amortization of signing and performance bonuses	4,304	6,729	8,827
Goodwill write-off	—	1,063	—
Tax benefit from option exercises and equity compensation plans	3,155	6,027	378
Equity based compensation	4	541	6,481
Deferred rent	1,148	1,441	158
Deferred taxes	10,716	335	(1,270)
Other	(38)	(88)	7
Changes in assets and liabilities:
Accounts receivable	(23,626)	(21,373)	(13,552)
Prepaid and other current assets	(3,585)	(474)	2,779
Accounts payable and other accrued liabilities	423	(635)	2,216
Income taxes	(3,010)	2,213	(9,665)
Accrued compensation	6,891	1,978	7,646
Deferred revenue	101	972	29
Deferred compensation plan assets net of liabilities	46	166	412
Other assets	16	180	200
Other liabilities	126	1,866	1,813
Net cash provided by (used in) operating activities	(945)	20,249	11,448
Cash flows from investing activities
Business acquisitions, net of acquired cash	(25,851)	(30,551)	(21,929)
Purchase of property and equipment	(3,664)	(6,897)	(6,291)
Other	(102)	6	(58)
Net cash used in investing activities	(29,617)	(37,442)	(28,278)
Cash flows from financing activities
Borrowings under revolving credit facility	—	—	25,000
Repayments under revolving credit facility	—	—	(25,000)
Exercise of stock options	2,912	9,181	4,183
Tax benefit from option exercises and equity compensation plans	—	—	2,574
Proceeds from issuance of stock—employee stock plan	2,112	2,071	265
Payment of loan fees	—	(407)	(503)
Proceeds from initial and secondary public offering, net of offering costs	3,733	1,311	—
Distributions to common unitholders	(4,235)	—	—
Other	295	—	33
Net cash provided by financing activities	4,817	12,156	6,552
Effect of exchange rates on changes in cash	650	(1,323)	1,045
Decrease in cash and cash equivalents	(25,095)	(6,360)	(9,233)
Cash and cash equivalents, beginning of year	67,177	42,082	35,722
Cash and cash equivalents, end of year	$42,082	$35,722	$26,489
Supplemental disclosure
Cash paid for interest	$299	$108	$461
Cash paid for income taxes	$686	$5,888	$22,566
Non cash investing and financing activities:
Fair value of common stock issued for acquisitions	$1,958	$1,500	$250

See notes to consolidated financial statements

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except unit and share data)

							Accumulated
	Common stock						other		Total
			Additional		Receivable	Deferred	comprehensive	Total	comprehensive
			paid in	Retained	from	equity	income	stockholders’	income
	Shares	Par value	capital	earnings	stockholder	compensation	(loss)	equity	(loss)
Balance at December 31, 2003	21,693,156	$22	$113,326	$12,612	$(290)	$(2,193)	$510	$123,987
Issuance of common stock—Employee Stock Purchase Plan	145,837	—	2,112	—	—	—	—	2,112
Proceeds from public offering, net	250,000	—	3,733	—	—	—	—	3,733
Issuance of common stock in connection with acquisitions	107,741	—	1,958	—	—	—	—	1,958
Equity compensation and other	—	—	(606)	—	—	612	—	6
Exercise of options	626,112	1	2,911	—	—	—	—	2,912
Tax benefit of stock option exercises	—	—	2,063	—	—	—	—	2,063
Repurchases of common stock	(9,375)	—	(1)	—	—	1	—	—
Distributions to common unitholders	—	—	(431)	—	—	—	—	(431)
Decrease in shareholder receivable	—	—	5	—	290	—	—	295
Net income	—	—	—	17,104	—	—	—	17,104	$17,104
Foreign currency translation adjustment	—	—	—	—	—	—	648	648	648
Total comprehensive income	—	—	—	—	—	—	—	—	$17,752
Balance at December 31, 2004	22,813,471	23	125,070	29,716	—	(1,580)	1,158	154,387
Issuance of common stock—Employee Stock Purchase Plan	140,774	—	2,071	—	—	—	—	2,071
Proceeds from public offering, net	74,375	—	1,311	—	—	—	—	1,311
Issuance of common stock in connection with acquisitions	69,256	—	1,500	—	—	—	—	1,500
Equity compensation	—	—	17	—	—	524	—	541
Exercise of options	1,145,606	1	9,180	—	—			9,181
Tax benefit of stock option exercises	—	—	5,022	—	—	—	—	5,022
Net income	—	—	—	22,376	—	—	—	22,376	$22,376
Foreign currency translation adjustment	—	—	—	—	—	—	(1,323)	(1,323)	(1,323)
Total comprehensive income	—	—	—	—	—	—		—	$21,053
Balance at December 31, 2005	24,243,482	24	144,171	52,092	—	(1,056)	(165)	195,066
Cumulative effect adjustment (see Note 3)	—	—	—	(250)	—	—	—	(250)
Balance January 1, 2006, as revised	24,243,482	24	144,171	51,842	—	(1,056)	(165)	194,816
Issuance of common stock—Employee Stock Purchase Plan	14,745	—	265	—	—	—	—	265
Issuance of common stock in connection with acquisitions	13,291	—	250	—	—	—	—	250
Equity compensation	—	—	6,481	—	—	—	—	6,481
Exercise of options	635,554	1	4,182	—	—	—		4,183
Tax benefit of stock option exercises and ESPP disqualifying dispositions	—	—	2,574	—	—	—	—	2,574
Adoption of FAS 123R	—	—	(1,056)	—	—	1,056	—	—
Other	—	—	33	—	—	—	—	33
Net income	—	—	—	21,467	—	—	—	21,467	$21,467
Foreign currency translation adjustment	—	—	—	—	—	—	1,045	1,045	1,045
Total comprehensive income	—	—	—	—	—	—	—	—	$22,512
Balance at December 31, 2006	24,907,072	$25	$156,900	$73,309	$—	$—	$880	$231,114

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

For purposes of testing for impairment of goodwill, the Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices. The Company’s business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. The Company assesses the impairment of goodwill at least annually, and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of discounted future cash flows or some other basis such as our quoted market price and measure the amount of impairment based on fair value. For the 2006 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. At October 1, 2006, we concluded that there was no impairment to our goodwill.

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

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill are as follows (in thousands):

	Year ended December 31,
	2005	2006
Balance at beginning of year	$57,947	$77,133
Acquisitions (see Note 4)	13,563	11,141
Additional performance-based component of acquisitions (See Note 3)	6,522	13,338
Goodwill write-off	(1,063)	—
Other(1)	164	348
Balance at end of year	$77,133	$101,960

(1)          Other represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, contract rights, non-compete agreements and trade processes and are generally amortized over six months to 20 years.

Other intangible assets as of December 31, 2005 and 2006 were (in thousands):

		Accumulated
	Gross	Amortization	Net
As of December 31, 2005
Customer relationships	$8,600	$(368)	$8,232
Customer contracts	1,666	(527)	1,139
Other identifiable intangible assets	1,540	(46)	1,494
Total	$11,806	$(941)	$10,865
As of December 31, 2006
Customer relationships	$8,700	$(1,329)	$7,371
Customer contracts	1,770	(1,150)	620
Other identifiable intangible assets	2,180	(316)	1,864
Total	$12,650	$(2,795)	$9,855

The estimated future amortization expense of other intangible assets as of December 31, 2006 is as follows (in thousands):

2007	$1,887
2008	1,227
2009	1,220
2010	1,216
2011	1,181
Thereafter	3,124
Total	$9,855

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue recognition

Revenue includes all amounts earned that are billed or billable to clients, including reimbursable expenses, and have been reduced for amounts related to work performed that are estimated to be unrealizable. Expert revenues consist of revenues generated by experts who are employees of the Company as well as revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between the Company’s employee experts and the Company’s exclusive independent contractor experts.

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

Cost of services

Costs of services consists of compensation to experts, compensation of professional staff, project costs including reimbursable expenses and fees charged for outside services, equity-based compensation and amortization of signing and performance bonuses that are subject to recovery from the expert.

The majority of the Company’s compensation to experts is comprised of expert fees and project origination fees. Expert fees represent amounts earned by the experts based on their contractual “pass-through” percentage applied to revenues generated by work they perform in the period. Project origination fees represent the contractual percentage applied to professional staff revenue and in certain circumstances other expert revenue, recognized on engagements secured by such experts. Expert fees and project origination fees are accrued in the period in which the associated revenue is recognized. The remaining experts’ compensation consists of compensation paid based on a percentage of performance targets such as revenue or gross margin associated with the experts’ engagements or under a salary and bonus model.

Signing and performance bonuses, which represent supplemental payments to attract and retain certain key experts, are amortized over the lesser of seven years or the period for which they are recoverable from the individual expert. Amortization of signing and performance bonuses included in cost of services was $4.3 million, $6.7 million, and $8.8 million in 2004, 2005 and 2006, respectively.

Deferred rent

The Company leases office space in 35 cities. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account lessor incentives for tenant improvements and periods, including construction periods, where no rent payment is required (“rent holidays”). The Company

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognizes deferred rent as the difference between the expense recognized on a straight-line basis and the payments made per the terms of the lease.

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

Concentration of credit risk

The Company’s accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company has not required collateral or other security from its clients.

The Company provides an allowance for doubtful accounts as follows (in thousands):

	Year ended December 31,
	2004	2005	2006
Balance at beginning of year	$482	$433	$666
Charged to costs and expenses	207	201	266
Amounts written off, net of recoveries	(256)	32	(26)
Balance at end of year	$433	$666	$906

In addition to the allowance for doubtful accounts, the Company reduces revenue recognized for amounts considered unrealizable. The Company estimated the following amounts to be unrealizable for the years 2004, 2005 and 2006 and accordingly, revenues recognized reflect the reduction of these amounts (dollars in thousands):

	Year ended December 31,
	2004	2005	2006
Estimate of unrealizable revenue	$5,528	$7,174	$10,531
Percent of revenue recognized	2.6%	2.5%	3.0%

Equity-based compensation

The Company adopted SFAS No. 123(R) Share-Based Payment on January 1, 2006 to account for equity-based compensation. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. Prior to January 1, 2006, the Company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and SFAS No. 123 Accounting for Stock-Based Compensation for awards granted to non-employees and provided the required pro forma disclosures prescribed by SFAS No. 123 for employee awards.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon adoption of  SFAS No. 123(R), the Company elected the modified prospective method of transition, which requires that compensation expense be recognized beginning in 2006 for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amounts. The Company has previously used the Black-Scholes option pricing model for disclosure requirements under SFAS No. 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and continues to use this option pricing model to value new option grants.  The Company has elected the “short-form” method to calculating excess tax benefits available for use in offsetting future tax shortfalls in accordance with FASB Staff Position No. 123(R)–3. See Note 8.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation appeals, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective January 1, 2007. The Company is still assessing the impact of the adoption of FIN 48. Based on a review of our tax positions, management believes that adoption of FIN 48 will not result in a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations, or cash flows.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Year ended December 31,
	2004	2005	2006
Net income attributable to common shares	$17,104	$22,376	$21,467
Weighted average shares outstanding:
Basic	21,905	23,409	24,345
Effect of dilutive stock options and unvested restricted stock	1,524	1,148	905
Diluted	23,429	24,557	25,250
Net income per share:
Basic	$0.78	$0.96	$0.88
Diluted	$0.73	$0.91	$0.85

The following shares were excluded from the calculation of diluted net income per share for 2004, 2005 and 2006, as these shares were antidilutive: 1.8 million, 2.2 million and 3.2 million, respectively.

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

Segment reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates as one business

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

segment. Revenues attributable to international activities were $28.0 million, $41.5 million and $50.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. Total long-lived assets of the Company’s foreign subsidiaries were $12.1 million and $13.1 million as of December 31, 2005 and 2006, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

3.   January 1, 2006 Retained Earnings Cumulative Effect Adjustment

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB”) 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which permits the Company, in the year of adoption, to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. The Company adopted SAB 108 as of December 31, 2006, as required. The Company applied SAB 108 to errors it discovered in its previously issued 2005 annual and 2006 quarterly financial statements in connection with certain specific expert compensation model calculations. These errors were the result of the failure to include certain amounts   attributed to two groups of experts when calculating compensation under their respective gross margin models. Based on an analysis of the errors performed in accordance with SAB 108, the Company has concluded that the effect of the errors is not material to any of the individual periods’ income statements or balance sheets. As such, we have recorded the 2005 correction as a cumulative effect adjustment to the fiscal year 2006 beginning retained earnings, as follows (in thousands):

Retained earnings, December 31, 2005, as reported	$52,092
Cumulative effect adjustment	(250)
Retained earnings, January 1, 2006, as restated	$51,842

See Financial Information by Quarter (unaudited) for the revisions to previously issued 2006 quarterly financial statements and the effect of the 2006 corrections.

4.   Business Acquisitions

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

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2006, the Company acquired substantially all of the assets of BMB Mack Barclay , Inc. and affiliates (“Mack Barclay”), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. The purchase price was comprised of $12.95 million paid in cash at closing and the issuance of 13,291 unregistered shares of LECG common stock with a fair value of $250,000. The purchase price, including an estimated $500,000 of acquisition costs, was allocated as follows:

•       $11.1 million to goodwill,

•       $1.4 million to contract rights (12-month amortization),

•       $850,000 to other identifiable intangible assets (7-year amortization), and

•       $371,000 to net current assets and equipment.

As a result of achieving specified performance targets through December 31, 2006, the Company recognized $1.2 million of additional goodwill, to be paid in July 2007. If specified performance targets are achieved through April 2011, the Company will make additional payments of up to $7.6 million by no later than July 2011. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In December 2005, the Company acquired substantially all of the assets of Lancaster Consulting LLC (“Lancaster”), an expert services firm specializing in general management, mergers and acquisitions, litigation and financial management consulting. The purchase price consisted of $1.5 million paid at closing. The purchase price, including acquisition costs, was allocated as follows:

•       $1.46 million to goodwill

•       $64,000 to contract rights (six-month amortization), other identifiable intangible assets (six-year amortization) and net current assets and equipment.

As a result of achieving specified performance targets through December 31, 2006, the Company recognized $372,000 of additional goodwill, which was paid in March 2007. In addition, if specified performance targets are achieved through December 2009, the Company will make additional payments of up to $978,000 by no later than March 2010. Additional goodwill will be recorded in subsequent years if these performance targets are met.

In December 2005, the Company acquired substantially all of the assets of Beach & Company International LP (“Beach), an expert services firm specializing in financial, economic and operational consulting. The purchase price consisted of $500,000 paid at closing. The purchase price, including acquisition costs of $156,000 was allocated as follows:

•       $578,000 to goodwill

•       $78,000 to contract rights (eight-month amortization), other identifiable intangible assets (three-year amortization) and net current assets and equipment

In addition, if specified performance targets are achieved by June 2008,  the Company will make an additional payment of $500,000 by no later than August 2008. Additional goodwill will be recorded in subsequent years if these performance targets are met.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2005, the Company acquired substantially all of the assets of Neilson Elggren LLP (“Neilson”), a financial and insolvency expert and consulting services firm. The purchase price of $4.0 million was comprised of $3.75 million of cash paid at closing and 10,832 unregistered shares of LECG stock with an estimated fair market value of $250,000. The purchase price, including acquisition costs of $56,000 was allocated as follows:

•       $3.3 million to goodwill,

•       $380,000 to contract rights (21-month amortization),

•       $320,000 to other intangible assets (five to seven-year amortization) and

•       $96,000 to net current assets and equipment.

As a result of achieving specified performance targets through December 31, 2006, the Company recognized $1.4 million ($1.3 million in 2006) of additional goodwill, of which $1.2 million was paid in January 2007 and the remainder will be paid by January 2008. In addition, if specified performance targets are achieved through October 2010, the Company will make additional payments of up to $2.4 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by no later than October 2010. Additional goodwill will be recorded in subsequent years if these performance targets are met.

On August 15, 2005 the Company purchased the business (including certain assets, experts and professional staff) of Bates Private Capital Inc. (“Bates”), an expert services firm specializing in dispute resolution for the retail securities industry. The purchase price of $18.1 million was comprised of $17.0 million paid in cash at closing, the issuance of 44,425 unregistered shares of LECG common stock with an estimated fair market value of $1.0 million and acquisition costs of $109,000. The purchase price, including acquisition costs, was allocated as follows:

•       $7.0 million to goodwill,

•       $8.7 million to customer relationships (nine-year amortization),

•       $1.1 million to contract rights (one-year amortization),

•       $870,000 to other identifiable intangible assets (seven to 20-year amortization) and

•       $393,000 to fixed assets and net current assets

As a result of achieving specified performance targets through December 31, 2006, the Company recognized $5.9 million ($4.6 million in 2006) of additional goodwill, of which $3.4 million was paid in September 2006, $29,000 was paid in December 2006, and $2.4 million will be paid in September 2007. In addition, if specified annual performance targets are achieved through July 2011, the Company will make additional payments of up to $7.1 million by no later than September 2011. Additional goodwill will be recognized in subsequent years if these performance targets are met.

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

•       $1.56 million to goodwill,

•       $90,000 to contract rights (two to 12-month amortization) and net current assets and equipment.

As a result of achieving specified performance targets through December 31, 2006, the Company recognized $243,000 of additional goodwill in 2006, which was paid in February 2007. If specified performance targets are achieved through December 2008, the Company will make additional payments of up to $857,000 by no later than March 2009. Additional goodwill will be recorded in subsequent years if such performance targets are met.

In October 2004, the Company acquired substantially all of the assets of Washington Advisory Group, LLC (“WAG”), an expert services firm specializing in technology assessment and policy, and research and development strategy. The purchase price of $1.06 million was comprised of an initial payment of $658,000 and a minimum guaranteed payment of $400,000 which was paid in February 2007. The purchase price was allocated as follows:

•       $940,000 to goodwill,

•       $69,000 to contract rights (six-month amortization) and

•       $49,000 to net current assets and property and equipment.

As a result of achieving specified performance targets through December 31, 2006, the Company recognized $824,000 of additional goodwill in 2006, which was paid in February 2007.

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

The Company made guaranteed purchase price payments totaling $1.0 million in September and October 2005 and will make guaranteed purchase price payments of $2.0 million over the period beginning September 2007 and ending no later than September 2009. If specified performance targets are achieved through July 2009, the Company will make additional payments of up to $2.4 million over the same period. Additional goodwill will be recorded in subsequent years if these performance targets are met. As the result of achieving specified performance targets during the 12-month period ended July 2005, the Company recognized $87,000 of goodwill. In addition, if specified performance targets are met during the 12-month period ending July 2007, the Company will make bonus compensation payments of $200,000 in September 2007.

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

As a result of achieving certain performance targets through December 31, 2006, the Company recognized $6.2 million of additional goodwill ($1.9 million in 2006), of which $2.5 million was paid in March 2005, $1.8 million was paid in March 2006, and $1.9 million was paid in March 2007. In addition, the Company will make additional payments of up to $2.0 million by no later than March 2009 if certain higher performance targets are met by December 2008. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

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

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of achieving certain performance targets through December 31, 2006, the Company recorded additional goodwill of $3.3 million ($940,000 in 2006), of which $1.0 million was paid in February 2005, $1.6 million was paid in February 2006 and $845,000 was paid in February 2007. In addition, if specified performance targets are achieved through February 2008, the Company will make additional payments of up to $1.2 million through April 2008. Additional goodwill will be recorded in subsequent years, if the performance targets are met.

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

As a result of achieving specified performance targets through December 31, 2006, the Company recognized $7.1 million ($1.9 million in 2006) of additional goodwill, of which $1.7 million was paid in August 2004 , $1.7 million was paid in August 2005, $1.8 million was paid in August 2006, and $1.9 million will be paid in August 2007.

In connection with the CFES acquisition, the Company also agreed to make annual cash payments of $520,000 to $580,000 in 2004 through 2007 based upon achievement of certain revenue and earnings targets, subject to continued employment of the four experts. As a result of achieving certain performance targets in 2003, 2004 , 2005 and 2006, the Company recognized $217,000, $529,000, $548,000 and $568,000 of bonus compensation expense, respectively, of which $520,000 was paid in August 2004, $540,000 was paid in August 2005, $560,000 was paid in August 2006, and the remainder will be paid in August 2007. In addition, in connection with the CFES acquisition, the Company also issued 140,625 restricted shares (valued at a fair market value of $14.40 per share) that vest over five years, subject to continued employment of the four experts. The Company recorded equity-based compensation of $169,000, $405,000, $405,000 and $405,000 in 2003, 2004, 2005 and 2006, respectively, related to these restricted shares. The Company will continue to record compensation expense related to these restricted shares in future years based upon continued employment of the individuals.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill  by acquisition are as follows (in thousands) (see Note 2):

	2005	2006
Balance at beginning of year	$57,947	$77,133
Goodwill recognized in connection with acquisitions:
Mack Barclay	—	11,141
Bates	6,960	—
Neilson	3,135	—
Cook	1,559	—
Lancaster	1,462	—
Beach	447	—
Total purchase additions	13,563	11,141
Goodwill recognized in connection with performance-based component of acquisitions:
Bates	1,248	4,626
Mack Barclay	—	1,242
EA	1,897	1,926
CFES	1,792	1,856
LRTS	1,388	940
WAG	—	824
SVEWG	87	—
Neilson	110	1,309
Cook	—	243
Lancaster	—	372
Total performance-based additions	6,522	13,338
Goodwill write-off	(1,063)	—
Other(1)	164	348
Balance at end of year	$77,133	$101,960

(1)          Other represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

5.   Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2006
Computer equipment	$6,765	$7,745
Furniture, fixtures and other equipment	7,023	8,221
Software	4,196	5,539
Leasehold improvements	5,917	8,671
Other	—	79
Total	23,901	30,255
Less: accumulated depreciation and amortization	(13,110)	(16,554)
Total property and equipment, net	$10,791	$13,701

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowing Arrangements

On December 15, 2006, the Company and its lenders, comprised of several banks and other financial institutions, entered into the Second Amended and Restated Credit Agreement. The terms of the revised agreement provide for maximum borrowings of $100 million, of which $25 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the revolving credit facility to $200 million over the life of the facility, which expires in December 2011. Loan acquisition fees and related costs of $407,000 and $503,000 were paid in 2005 and 2006, respectively to increase the borrowing limits under the amended revolving credit facility and will be amortized through May 31, 2008 and December 31, 2011, respectively. As of December 31, 2006, the Company had no outstanding borrowings on this facility and had letters of credit outstanding in the amount of $1.7 million. The rate in effect for the revolving credit facility at December 31, 2006 was 8.25%. The facility also provides for annual commitment fees on the unused portion of the facility of 0.10%-0.20% based on total debt to EBITDA ratio.

The revolving credit facility contains non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing and performance bonus payments made within a 12 month period. The Company was in compliance with these covenants in 2006.

7.   Employee Stock Purchase Plan

In November 2003, the Company adopted an Employee Stock Purchase Plan (“ESPP”) under which eligible United States and New Zealand employees may purchase newly issued shares of common stock of the Company at a discount from the closing price of the stock. In years prior to 2006, the purchase price was 85% of the lower of the closing price of the Company’s common stock on the first and last day of the six-month offering periods, which end in April and October. Under APB 25, the plan was non-compensatory. In 2006, the Company modified the terms under which employees may purchase newly issued shares to 95% of the closing price of the Company’s common stock on the first day of the six-month offering periods,. The plan remains non-compensatory under SFAS 123(R). Employees pay for their shares of common stock through payroll deductions at a rate equal to any whole percentage from 1% to 15% of their gross wages. There were 9,108 common shares issued under the ESPP in April 2006 at a price of $17.57 per share and 5,637 common shares issued in October 2006 at a price of $18.71 per share. Cash received from the purchase of stock through the ESPP was $2.1 million, $2.1 million and $265,000 in the years ended December 31, 2004, 2005 and 2006.

The Board of Directors authorized 950,000 shares of common stock for issuance under the ESPP, which also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, equal to the lesser of: (1) 1.5% of the outstanding shares of our common stock on the first day of the fiscal year; (2) 500,000 shares; or (3) a lesser amount as determined by the board of directors. The Board of Directors determined not to provide for this annual increase in the ESPP for fiscal 2007. As of December 31, 2006, 648,644 were reserved for issuance under the Plan.

8.   Equity-based compensation expense

LECG adopted SFAS No. 123(R) Share-Based Compensation as of January 1, 2006, and has elected to use the modified prospective method for accounting for equity-based compensation, which requires companies to record compensation expense for the unvested portion of previously issued awards that

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remain outstanding at the initial date of adoption, and to record compensation expense for any awards issued, modified or settled after January 1, 2006. The Company has elected the “short-form” method to calculating excess tax benefits available for use in offsetting future tax shortfalls in accordance with FASB Staff Position No. 123(R)-3. The following summarizes the effects of equity-based compensation resulting from the application of SFAS No. 123(R) for 2006 (in millions, except per share amounts):

2006
Cost of services	$3.6
General and administrative	2.5
Equity-based compensation effect on income before taxes	6.1
Income taxes	(2.5)
Equity-based compensation effect in net income	$3.6
Equity-based compensation effect on net income per share:
Basic	$0.15
Diluted	$0.14

2003 Stock Option Plan

The Company has a 2003 Stock Option Plan (the “Plan”), under which restricted shares and non-qualified options may be granted to employees and non-employee experts to purchase, in the aggregate, up to 4,365,000 common shares, including 968,000 additional shares approved by the Board of Directors effective January 1, 2006. The Plan provides for increases in the number of shares available for issuance on the first day of each calendar year, equal to the lesser of:

•       4% of the outstanding shares of common stock on the first day of the fiscal year;

•       1,250,000 shares; or

•       a lesser amount as may be determined by the Board of Directors.

As of December 31, 2006, 1,046,797 shares were available for grant under the Plan. The Board of Directors did not approve any additional shares effective January 1, 2007.

Options issued under the Plan have an exercise price equal to or, in certain cases, greater than the closing market price of the underlying stock on the date of grant. Vesting is based on service periods that range from 1.0 to 9.5 years, with five and seven years being the most common. Options granted under the Plan expire ten years from the date of grant.

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that employs the assumptions and inputs appearing in the table below. Certain inputs are presented as the range of values for that input used throughout the periods presented. Expected volatility is measured using the historical volatility of LECG’s stock price from the time of its initial public offering in November 2003 through the option’s grant date. Expected life is an estimate based on the vesting term and the original contractual term. The expected dividend rate is 0%, as LECG expects that no dividends will be paid during the term of the options granted that are currently outstanding, and the risk-free interest rate is based on published yields on U.S. Treasury securities with maturities commensurate with the expected term of the option. The assumptions used in calculating the fair value of options granted in 2004, 2005 and 2006 are as follows:

	Year ended December 31,
	2004	2005	2006
Expected volatility	44.3% - 51.0%	38.8% - 43.6%	36.5% - 39.7%
Expected dividend rate	0%	0%	0%
Expected term (in years)	1.0 - 8.6	1.0 - 7.0	5.5 - 9.5
Risk-free interest rate	2.5% - 4.3%	3.5% - 4.4%	4.3% - 5.1%

The following table summarizes option activity for the three years ended December 31, 2006:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate intrinsic value
Outstanding at January 1, 2004	4,584,471	$8.44
Granted with exercise price greater than fair market value	1,500,000	$21.85
Granted with exercise price equal to fair market value	831,865	$18.30
Exercised	(626,109)	$4.44
Forfeited or canceled	(39,076)	$6.10
Outstanding at December 31, 2004	6,251,151	$13.39
Granted with exercise price equal to fair market value	761,406	$20.82
Exercised	(1,145,606)	$7.99
Forfeited or canceled	(252,189)	$16.94
Outstanding at December 31, 2005	5,614,762	$15.33
Granted with exercise price equal to fair market value	559,625	$18.06
Exercised	(635,554)	$6.61
Forfeited or canceled	(243,843)	$17.99
Outstanding at December 31, 2006	5,294,990	$16.54	6.97	$17,514,684
Exercisable at December 31, 2006	2,271,285	$11.52	5.84	$16,539,228
Vested or expected to vest at December 31, 2006	5,097,529	$16.37	6.94	$17,486,247

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2004, 2005 and 2006 was $10.37, $9.70 and $8.77, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $7.5 million, $14.9 million and $7.4 million, respectively.

As of December 31, 2006, total unrecognized compensation cost related to non-vested options granted under the Plan was approximately $24.3 million, which is expected to be recognized over a weighted average period of 5.3 years.

Cash received from the exercise of options was $2.9 million, $9.2 million and $4.2 million for 2004, 2005 and 2006, respectively. The actual income tax benefit realized from the exercise of options was  $3.1 million, $6.0 million and $2.9 million for the years 2004, 2005 and 2006. An additional tax benefit was realized from disqualifying dispositions from our ESPP in 2004 and 2006 of $97,000 and $45,000, respectively.

The following table summarizes information as of December 31, 2006 concerning currently outstanding and exercisable options:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted
			Average
			Remaining	Weighted		Weighted
Range of		Number	Contractual	Average	Number	Average
Exercise Prices		Outstanding	Term	Exercise Price	Exercisable	Exercise Price
$ 0.01	$ 3.07	237,441	4.14	$2.88	237,441	$2.88
$ 3.07	$ 8.00	816,009	4.86	$5.51	816,009	$5.51
$ 8.00	$16.00	1,113,202	6.49	$15.97	861,803	$15.97
$16.03	$19.00	944,011	8.54	$18.13	142,412	$18.06
$19.10	$20.71	346,890	8.26	$20.49	86,956	$20.46
$21.85	$24.99	1,837,437	7.51	$21.99	126,664	$22.77
$ 0.01	$24.99	5,294,990	6.97	$16.54	2,271,285	$11.52

Equity-based compensation for 2004 and 2005

The Company recognized equity-based compensation in 2004 and 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees for options granted to employees. Accordingly, compensation cost related to option grants to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the option exercise price and such cost is charged to operations over the related option vesting period. SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”) required that companies record compensation cost for equity-based compensation to non-employees based on fair values. Accordingly, the Company records compensation cost for options granted to non-employees using a fair value based method over the related option-vesting period.

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

	Year ended December 31,
	2004	2005
Net income attributed to common stockholders as reported	$17,104	$22,376
Add: equity-based employee compensation expense included in net income, net of the effect of taxes	2	319
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of the effect of taxes	(3,191)	(4,465)
Pro forma net income	$13,915	$18,230
Basic income per share:
Net income attributable to common shares—as reported	$0.78	$0.96
Net adjustment for fair value based method	(0.15)	(0.18)
Net income attributable to common shares—pro forma	$0.63	$0.78
Diluted income per share:
Net income attributable to common shares—as reported	$0.73	$0.91
Net adjustment for fair value based method	(0.14)	(0.17)
Net income attributable to common shares—pro forma	$0.59	$0.74

Restricted Stock

The Company issued 140,625 shares of its common stock on August 1, 2003 to employees of the Company at a grant date fair value of $14.40 that will cliff-vest on August 1, 2008, provided these individuals are employed by LECG through that date. The equity-based compensation cost recognized in connection with these shares was $405,000 for the each of the years ended December 31, 2004, 2005 and 2006, all of which was included in cost of revenues. As of December 31, 2006, total unrecognized compensation cost related to restricted stock was $641,000, which is expected to be recognized over 1.6 years.

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

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint. The parties are in the process of completing expert discovery, which is currently scheduled to be completed by May 31, 2007. We anticipate that if this dispute goes to trial, it will do so no earlier than the fourth quarter 2007. The Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

Business acquisitions and expert hires

The Company has made commitments in connection with its acquisitions and certain expert agreements that will require the Company to make additional acquisition related payments and bonus compensation payments if specified performance targets are met. See Note 4 for commitments and contingencies related to the acquisitions of Mack Barclay, Lancaster, Beach, Neilson, Bates, Cook, WAG, SVEWG, EA, LRTS and CFES. In connection with the hiring of certain experts and professional staff in March 2004, we will pay performance bonuses of $5.7 million in March 2007 as specified performance targets were achieved in 2006. All such bonus payments are subject to amortization from the time the bonus was earned through March 2011. In connection with the hiring of certain experts and professional

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

staff in August 2006, we will pay performance bonuses of $5.0 million if specified performance targets are achieved.

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

	Minimum Operating Lease Commitments	Sublease income	Net Operating Lease Commitments
Year ending December 31,
2007	$14,131	$(464)	$13,667
2008	13,163	(116)	13,047
2009	12,199		12,199
2010	10,388		10,388
2011	5,619		5,619
Thereafter	12,716		12,716
Total	$68,216	$(580)	$67,636

Rent expense net of sublease income, was $9.3 million,  $11.4 million  and $12.2 million for 2004,  2005, and 2006, respectively.

9.   Income taxes

U.S. and international components of income before income taxes for the years ended  December 31, 2004, 2005, and 2006 are as follows (in thousands):

	2004	2005	2006
U.S.	$27,706	$32,574	$29,350
International	1,272	5,352	6,851
	$28,978	$37,926	$36,201

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of the Company’s income tax provision for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands):

	Year ended December 31,
	2004	2005	2006
Current:
Federal	$231	$9,927	$10,177
State	186	3,238	3,096
Foreign	741	2,050	2,731
Total current	1,158	15,215	16,004
Deferred:
Federal	8,404	389	(1,172)
State	2,329	(84)	(79)
Foreign	(17)	30	(19)
Total deferred	10,716	335	(1,270)
Income tax provision	$11,874	$15,550	$14,734

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2004	2005	2006
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	5.7	5.4	5.4
Foreign earnings	0.5	(0.2)	—
Valuation allowance on foreign losses	—	0.7	—
Other	(0.2)	0.1	0.3
	41.0%	41.0%	40.7%

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of deferred tax assets (liabilities) are as follows (in thousands):

	Year ended December 31,
	2004	2005	2006
Deferred Tax Assets:
Accrued compensation and other	$5,758	$10,168	$11,739
Net operating losses	2,837	340	343
Equity-based compensation	1,561	1,086	4,009
State taxes	8	—	—
Foreign tax credit	925	496	1,403
Total deferred tax asset	11,089	12,090	17,494
Deferred Tax Liabilities:
State taxes	—	(21)	(50)
Depreciation and amortization	(402)	(1,036)	(1,911)
Prepaid expenses and bonuses subject to amortization	(9,597)	(9,937)	(13,164)
Total deferred tax liabiliy	(9,999)	(10,994)	(15,125)
Valuation allowance on foreign net operating losses	—	(340)	(343)
Net deferred tax asset	$1,090	$756	$2,026

The Company has not provided a valuation allowance on its U.S. deferred tax assets as it believes their realization is more likely than not. This determination is based upon the expected timing of when the deferred tax assets will be realizable and the expectation that future operations will be sufficiently profitable to fully utilize the deferred tax assets. As of December 31, 2006, the Company had $343,000 of deferred tax assets arising from foreign net operating losses of approximately $1.1 million, which expire in various years, and for which the Company has provided a full valuation allowance due to the uncertainty that these net operating loss carryforwards will eventually be utilized. The Company has foreign tax credits of approximately $1.4 million, which begin to expire in 2014.

The Company is entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised and stock purchased through the its Employee Stock Purchase Plan (“ESPP”) is sold prior to the end of the required holding period. The Company recognized a total benefit from option exercises and disqualifying dispositions from its ESPP of $3.2 million, $6.0 million and $3.0 million in 2004, 2005 and 2006, respectively. The Company recognized a reduction to previously established deferred tax assets as a consequence of options exercised of $1.1 million, $1.0 million and $378,000 in 2004, 2005 and 2006, respectively, and an increase to additional paid in capital of $2.1 million, $5.0 million and $2.6 million in 2004, 2005 and 2006 as a consequence of both option exercises and disqualifying dispositions from the ESPP.

11.   Retirement plans

The Company has a 401(k) Plan under which all employees are immediately eligible. Company matching contributions are at the discretion of management. The Company contributed $952,000, $1.1 million and $1.3 million to the 401(k) Plan for 2004, 2005 and 2006, respectively.

In March 2004, the Company adopted a deferred compensation plan under which highly compensated employees are eligible to defer up to 15% of their bonuses, salary, expert fees and project origination fees

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and qualifying stock option gains. The cash compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. The qualifying stock option gains deferred under this plan are credited or debited based on changes in an LECG stock measurement fund. Each plan participant is fully vested in all compensation deferred under the plan and the earnings credited to his or her account, other than signing and performance bonuses and other employer contributions subject to vesting. Signing and performance bonuses and other employer contributions deferred under the plan vest ratably over a specified forfeiture period. Employee deferrals are invested by the Company through a trust. As of December 31, 2006, included in long-term assets is $10.9 million relating to Company owned investments associated with the deferred compensation plan, and the liability recorded under the deferred compensation plan is $11.6 million.

12.   Related party transactions

The Company entered into expert agreements with David J. Teece, Chairman of the Board, and David P. Kaplan, President and director through February 22, 2006, Walter H.A. Vandaele, a director, and David Scheffman, a director through February 9, 2005. The following payments were made under these agreements to these individuals during the three years ended December 31, 2006:

	For the year ended December 31,
Name	2004	2005	2006
David J. Teece	$2,788,000	$2,628,258	$3,519,258
David P. Kaplan(2)	$1,592,780	$2,152,838	$2,501,227
Walter H.A. Vandaele	$1,315,096	$1,734,461	$2,050,520
David S. Scheffman(1)	$1,096,975	—	—

(1)          Resigned from the Company’s Board on February 9, 2005.

(2)          Resigned as President and member of the Board on February 22, 2006.

The Company paid a signing bonus to David Scheffman of $500,000 in each of 2003 and 2004. Dr. Scheffman’s signing bonus is subject to amortization over the period ending August 2007.

13.   Subsequent events

Effective January 31, 2007, LECG terminated its joint venture relationship with LECG Korea, LLC (“LECG Korea”). Pursuant to the terms of the Joint Venture Termination Agreement, the parties agreed to terminate the Joint Venture Agreement dated as of July 19, 2003, as amended and extinguish all rights and obligations in connection therewith. In connection with the termination of the Joint Venture Agreement, LECG sold its 37.5% ownership share to LECG Korea and will receive 336,000,000 South Korean Won, or approximately $359,000, in two equal payments, scheduled for March 1, 2007 and June 1, 2007.

In January and February 2007, the Company paid performance bonuses totaling $3,975,000 to three of its experts. The individual performance bonus payments are subject to recovery if the expert leaves LECG either voluntarily or for cause prior to the seventh anniversary of the payment. These payments will be amortized over seven years ending in February 2014.

On March 9, 2007, the Company entered into an agreement to acquire substantially all of the operating assets of The Secura Group, LLC, a privately held expert, consulting and regulatory compliance

LECG CORPORATION (formerly LECG Holding Company, LLC) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

services firm specializing in the financial services industry. The purchase price will consist of $9,500,000 to be paid in cash at closing. An additional purchase price payment of up to $2,500,000 will be made in cash if specific performance targets are met during the period from closing through December 31, 2010. The acquisition is expected to close on March 16, 2007.

LECG CORPORATION
FINANCIAL INFORMATION BY QUARTER
(UNAUDITED)

The following table sets forth selected unaudited quarterly operating information for each of the eight quarters during the period from January 1, 2005 to December 31, 2006. The Company adopted the provisions of SFAS No. 123(R) in fiscal year 2006. Quarterly results for fiscal year 2005 presented below include the effects of equity-based compensation under the intrinisic value method, as prescribed by APB 25. For further information, see “Note 2:  Summary of Significant Accounting Policies” and “Note 8:  Equity-based compensation expense.”  Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. See Note 1 following this table.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal year 2006
Revenues	$84,464	$89,050	$91,390	$88,946
Gross profit	28,058	30,134	31,250	28,685
Operating income	9,198	10,452	10,471	6,274
Income before income taxes	9,308	10,495	10,362	6,036
Net income	5,520	6,263	6,165	3,519
Net income per share
Basic	0.23	0.26	0.25	0.14
Diluted	0.22	0.25	0.24	0.14
Fiscal year 2005
Revenues	$69,721	$72,541	$71,366	$73,028
Gross profit	23,645	23,764	24,174	26,831
Operating income	8,979	9,616	9,133	9,750
Income before income taxes	9,088	9,875	9,120	9,843
Net income	5,353	5,816	5,400	5,807
Net income per share
Basic	0.24	0.25	0.23	0.24
Diluted	0.22	0.24	0.22	0.23

Note 1: The financial statements for the quarters ended June 30, 2006 and September 30, 2006 have been revised to reflect corrections made to previously issued financial statements in connection with certain specific expert compensation calculations in accordance with Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”  A summary of the effects are as follows (in thousands, except per share data):

	2006 Quarter ended
	June 30	September 30
Gross profit, as reported	$30,487	$31,579
Adjustment	(353)	(329)
Gross profit, as revised	$30,134	$31,250
Operating income, as reported	$10,805	$10,800
Adjustment	(353)	(329)
Operating income, as revised	$10,452	$10,471
Income before income taxes, as reported	$10,848	$10,691
Adjustment	(353)	(329)
Income before income taxes, as revised	$10,495	$10,362
Net income, as reported	$6,473	$6,361
Adjustment	(210)	(196)
Net income, as revised	$6,263	$6,165
Net income per share:
Basic, as reported	$0.27	$0.26
Adjustment	(0.01)	(0.01)
Basic, as revised	$0.26	$0.25
Diluted as reported	$0.26	$0.25
Adjustment	(0.01)	(0.01)
Diluted as revised	$0.25	$0.24

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the facts and circumstances surrounding the material weakness in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of LECG assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by members of our Accounting, Finance and Information Services organizations, assisted by outside consulting services specializing in internal control testing.

We discovered errors in previously issued 2005 annual and 2006 quarterly consolidated financial statements in connection with certain specific compensation model calculations. These errors were the result of the failure to include certain amounts attributable to two groups of experts when calculating compensation under their respective gross margin models. There is a high degree of complexity inherent in these calculations, singularity in the underlying agreements and a large volume of revenue and expense data required to be extracted from our accounting system over multiple entities within LECG before the calculation of compensation can be performed. After identifying an error in one period’s calculation, we recalculated all prior periods back to March 2004. We determined that the errors were limited to 2005 and two quarters in 2006 as discussed further in Note 2 to the Consolidated Financial Statements. Based on an analysis of the errors performed in accordance with the SEC’s Staff Accounting Bulletin 108, we concluded that the errors were not material to any of the individual periods’ income statements or balance sheets.

Notwithstanding that the Company identified the errors, we nevertheless identified deficiencies in the design of the underlying internal control put in place to provide reasonable assurance that we would be able to capture the information required to perform the calculations accurately and timely. Given the nature and extent of the errors resulting from the failure of the underlying control, management assessed this as a significant deficiency in our internal control over financial reporting.

Subsequent to filing Form 8-K on February 27, 2007 containing our earnings announcement and preliminary consolidated financial statements, the Company identified and made adjustments totaling $496,000 to certain performance-based acquisition liabilities (earnouts) and goodwill in the December 31, 2006 balance sheet. The effect of the adjustments to our balance sheet and related disclosures appear in this Form 10-K. The calculation of earnouts have similarities to those of the expert compensation models discussed above in that they are complex, lack standardization and require extracting large amounts of data from our accounting system based on the terms of the agreements governing the earnouts. Notwithstanding that we corrected the December 31, 2006 balance sheet and related business acquisition footnote disclosures prior to filing  this Form 10-K, management assessed the failure to record such amounts in our  Form 8-K as a significant deficiency in our internal control over financial reporting.

Although the errors in calculating earnouts were identified by the Company prior to filing the 2006 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer considered the combined effect of both of the errors described above in light of the definition of a material weakness:

A material weakness is a significant deficiency (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board (United States)), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Given the facts and circumstances surrounding the errors in calculating the complex compensation arrangements and the failure to provide timely information relating to certain earnout agreements, our Chief Executive Officer and Chief Financial Officer have concluded that these significant deficiencies, when aggregated, constitute a material weakness in internal control over financial reporting. Accordingly management’s assessment is that as of December 31, 2006, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Remediation Plans

Management, under the direction of Michael J. Jeffery, who was appointed Chief Executive Officer on February 19, 2007,  will focus its attention on the underlying causes leading to the failure of the controls in the area of complex, non-standard agreements in order to remediate the material weakness discussed in this report. Specific steps designed to improve processing and strengthen controls in this area include:

•       Processes and operating procedures will be reviewed and modified where needed in order to strengthen controls surrounding the gathering of input data to and performing the calculations of expert compensation and acquisition related performance-based payments.

•       Operational procedures for aggregating revenue and expense data used in calculating compensation models and earnouts will be modified to provide improved assurance that the information gathered is complete and timely. Such procedures will be further documented to include these modifications.

•       Management will endeavor to modify existing and future performance based agreements to insure that the terms of the agreements are administerable in an timely and efficient manner.

•       We will consider hiring additional personnel to assist in the administration of non-standard compensation and acquisition arrangements.

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

/s/ MICHAEL J. JEFFERY	/s/ JOHN C. BURKE
Michael J. Jeffery	John C. Burke
Chief Executive Officer	Chief Financial Officer
March 12, 2007	March 12, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Directors and Executive Officers appearing under the headings “Proposal One: Election of Directors” of our 2007 Proxy Statement is incorporated by reference in this section. The information under the heading “Executive Officers of the Registrant” is also incorporated by reference in this section. In addition, the information included under the heading “Corporate Governance” of our 2007 Proxy Statement is incorporated by reference in this section.

The following table sets forth our current directors and executive officers and their ages as of December 31, 2006.

Name	Age	Position
David J. Teece	58	Chairman of the Board of Directors
Michael J. Jeffery	59	Chief Executive Officer and Director(4)
John C. Burke	68	Chief Financial Officer
Gary S. Yellin	55	Chief Accounting Officer
Marvin A. Tenenbaum	55	Vice President, Chief Legal Officer and Secretary
Carol Kerr	42	Vice President, General Counsel, and Assistant Secretary
Tina M. Bussone	34	Director of Administration
Garrett F. Bouton	62	Director(1),(2),(3)
Michael R. Gaulke	61	Director(1),(2),(3)
William W. Liebeck	52	Director(2),(3)
Ruth M. Richardson	56	Director(1),(2),(3)
William J. Spencer	76	Director(1)(2)
Walter H.A. Vandaele	61	Director

(1)          Member of the Audit Committee.

(2)          Member of the Compensation Committee.

(3)          Member of the Corporate Governance Committee.

(4)          Appointed Chief Operating Officer and resigned from the Audit, Compensation, and Corporate Governance committees effective May 15, 2006. Appointed Chief Executive Officer effective February 19, 2007.

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

Michael J. Jeffery has served on our board of directors since June 2003. Mr. Jeffery was appointed Chief Executive Officer effective February 19, 2007, prior to which he served as our Chief Operating Officer since May 2006. Through April 2006, Mr. Jeffery served on our Audit and Compensation committees and was Chairman of our Governance Committee. Mr. Jeffery was the Treasurer and Head of the Markets Division for the Western Hemisphere and a member of the senior executive committee of Standard Chartered Bank from 1994 until 2001. Prior to his service at Standard Chartered Bank, Mr. Jeffery held senior executive financial and board of directors positions with Nikko Bank, Scandinavian Bank Group, and Finacorp SA New York. He has extensive, global experience in business and financial management, trading, sales and administration, including past service on the board of directors of Banque Scandinave en Suisse, the Private Capital Group, Banco Scandinavian Sul America and Scandinavian Pacific Limited.

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

Marvin A. Tenenbaum has served as our Secretary and Vice President since February 2003 and he served as our General Counsel from January 2001until his appointment as Chief Legal Officer effective January 1, 2007. Prior to joining us, Mr. Tenenbaum was of counsel at the law firm of Sachnoff & Weaver from March 2000 to January 2001. From August 1998 until January 2000, Mr. Tenenbaum was the General Counsel of Operations at Navigant Consulting, Inc. and from October 1993 until August 1998, he was the General Counsel at Peterson Consulting LLC. Mr. Tenenbaum has a BA in Economics and a JD from Northwestern University.

Carol Kerr has served as Vice President and General Counsel since January 1, 2007.  Prior to joining us, Ms. Kerr was a partner with the law firm of Folger, Levin & Kahn LLP from January 2001 to December 2006. Ms Kerr has a BA in History from Carleton College and a JD from Georgetown University.

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

Garrett F. Bouton has served on our board of directors since November 2006.  Mr. Bouton served as the Managing Director/Regional CEO of Barclays Global Investors from 1996 until 2003.  Mr. Bouton founded and served as President of  ARBI Assets in Rio de Janeiro, Brazil and he served as Chief Operating Officer of Rosenberg Investment Management in Orinda, California . Mr. Bouton was the Group Managing Director and Chief Executive Officer of Scandinavian Bank Group in London, England. He has a BA from Colorado College and an MA in International Economics from the Fletcher School of Law and Diplomacy, Tufts University.

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

Ruth M. Richardson has served on our board of directors since September 2003. The Honourable Ruth Richardson has been an international strategic and economic policy consultant since 1994. From 1990 to 1993, Miss Richardson served as New Zealand’s Minister of Finance. Miss Richardson was a member of the New Zealand Parliament from 1981 to 1994. She currently serves as a chairman and director of several private companies who undertake business on a global scale, is a director of Oyster Bay Marlborough Vineyards Ltd, a publicly listed company in New Zealand and is a former director of the Reserve Bank of New Zealand. She has extensive, global experience in business and financial management, corporate governance, privatizations and public sector and social policy reforms. She has lectured widely and has advised governments and governmental agencies throughout the world.

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

SECTION  16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers, directors and ten percent stockholders to file reports of ownership and changes in ownership with the SEC.  The same persons are required to furnish copies of all Section 16(a) forms they file. Based solely on our review of such forms and written representations that we received, if any, that no other reports were required during the fiscal year ended December 31, 2006, we believe that all of our executive officers, directors and ten percent stockholders complied with the applicable filing requirements except that on May 16, 2006 Mr. Liebeck filed a Form 4 reporting the sale of 5,900 shares of our common stock that he made on May 10, 2006.

BOARD OF DIRECTORS

Our board of directors currently consists of eight director positions as of November 10, 2006. There are no family relationships among any of our directors and executive officers.

AUDIT COMMITTEE

Our Audit Committee consists of Michael R. Gaulke, its Chairman, Garrett F. Bouton, Ruth M. Richardson and William J. Spencer. The Audit Committee reviews and monitors our financial statements and internal accounting procedures, selects independent accountants and consults with and reviews the services provided by our independent accountants. The Audit Committee works closely with management as well as LECG’s independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from LECG for outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The Audit Committee’s financial expert is its chairman, Michael R. Gaulke. Mr. Gaulke is an independent director, as that term is used in Item 7(d)(2)(ii)(D) of Schedule 14A of the Exchange Act, as are all of the members of the Audit Committee.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information appearing under the headings “Director Compensation,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” and “Executive Compensation” of our 2007 Proxy Statement is incorporated by reference in this section.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2007 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

The information appearing in our 2007 Proxy Statement under the caption “Equity Compensation Plan Information” is incorporated by reference in this section.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2007 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Board Independence” is incorporated by reference in this section.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2007 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

3.                 Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit Number		Description
**2	.1	Asset Purchase Agreement entered into as of March 1, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, the members of Economic Analysis and other related parties identified therein
**2	.2

First Amendment to Asset Purchase Agreement entered into on March 17, 2004 by and among LECG Corporation, LECG, LLC, Economic Analysis, the members of Economic Analysis, and other related parties identified therein

*†2	.3

Stock Purchase Agreement entered into effective as of August 2, 2004 by and among LECG, LLC, LECG Corporation, The Summers 1992 Trust, U/T/A 1/27/92, the Richard & Sylvia McCloskey Living Trust Dated 6/14/93, Dr. Richard A. Blanchard, Diana Trujillo, Gary J. Summers and Richard McCloskey

*3	.1(a)	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect
*3	.2	Bylaws of LECG Corporation
*3	.3	Articles of Organization of LECG Holding Company, LLC, a California limited liability company, as currently in effect
*3	.4	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
*3	.5	Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, as currently in effect
*3	.5(a)

First Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated October 29, 2001

*3	.5(b)

Second Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated December 7, 2001

*3	.5(c)

Third Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated March 27, 2003

*3	.5(d)

Fourth Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated August 1, 2003

*3	.5(e)

Fifth Amendment to Limited Liability Company Agreement of LECG Holding Company, LLC, a California limited liability company, between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece and David Kaplan dated October 14, 2003.

*3	.6	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
*4	.1	Form of the Registrant’s Common Stock Certificate
*10	.1	Form of Director and Executive Officer Indemnification Agreement

*10	.2	2000 Incentive Plan and forms of agreements thereunder
*10	.2(a)	First Amendment to 2000 Incentive Plan dated October 29, 2001
*10	.2(b)	Second Amendment to 2000 Incentive Plan dated February 2, 2002
*10	.2(c)	Third Amendment to 2000 Incentive Plan dated June 7, 2002
*10	.2(d)	Fourth Amendment to 2000 Incentive Plan dated May 30, 2003
*10	.3	2003 Stock Option Plan and forms of agreements thereunder
*10	.4	2003 Employee Stock Purchase Plan and forms of agreement thereunder
*10	.5	Asset Purchase Agreement between Navigant Consulting, Inc., LECG, Inc., LECG Holding Company, LLC and LECG, LLC dated September 29, 2000
*10	.6	Loan Agreement between LECG Holding Company, LLC and David P. Kaplan dated September 29, 2000 and Secured Non-Recourse Promissory Note issued thereunder
*10	.7	Office Lease Agreement between LECG, LLC and EOP-Emeryville Properties, L.L.C. dated December 17, 2001
*10	.8	Lease Agreement between LECG, LLC and Farragut Center LLC dated December 27, 2000
*10	.9	Expert Agreement between LECG, LLC and Walter Vandaele dated October 13, 2000
*10	.9(a)	First Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated June 13, 2003
*10	.9(b)	Second Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated September 9, 2003
*10	.10	Convertible Promissory Note made by LECG, LLC to Thoma Cressey Fund VII, L.P. for up to $5.0 million dated June 13, 2002
*10	.11	Expert Agreement between LECG, LLC and David Teece dated October 27, 1997
*10	.12	Expert Agreement between LECG, LLC and David Kaplan dated April 27, 1998
*10	.13	Loan Agreement between LECG Holding Company, LLC and Mukesh Bajaj dated November 1, 2000 and Secured Non-Recourse Promissory Note issued thereunder
*10	.14	Guaranty Agreement by Thoma Cressey Fund VII, L.P. in favor of Wachovia Bank, National Association (formerly known as First Union National Bank) dated June 13, 2002
*10	.15	Guaranty Agreement by David J. Teece in favor of Thoma Cressey Fund VII, L.P. dated June 12, 2002
*10	.16	Agreement between LECG, LLC and PA Consulting Group, Inc. and PA Holdings Limited dated March 19, 2001
*10	.17	Letter Agreement between LECG, LLC and Arthur Andersen LLP dated June 12, 2002
*10	.18	Registration Rights Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated September 29, 2000
#10	.18(a)	Amendment No. 1 to the Registration Rights Agreement by and among Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P. and LECG Corporation dated November 9, 2004

*10	.19	Buy Sell Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated September 29, 2000
*10	.19(a)

First Amendment to Buy Sell Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated December 2, 2002

*10	.20	Senior Management Agreement among LECG Holding Company, LLC, LECG, LLC and David J. Teece dated September 29, 2000
*10	.21	Senior Management Agreement among LECG Holding Company, LLC, LECG, LLC and David P. Kaplan dated September 29, 2000
*10	.22	Letter Agreement among LECG Holding Company, LLC, LECG, LLC, Thoma Cressey Fund VII, L.P., and David J. Teece dated June 13, 2002
*10	.23	Joint Venture Agreement dated July 19, 2003 between LECG, LLC, LECG Korea, LLC, a Korean limited liability company, Hong-Choo Hyun, Kye-Sung Chung and Chun-Wook Hyun
*10	.24	Share Subscription Agreement dated July 19, 2003 between LECG, LLC, LECG Korea, LLC, a Korean limited liability company, Hong-Choo Hyun, Kye-Sung Chung and Chun-Wook Hyun
*10	.25

Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto, U.S. Bank National Association and LaSalle Bank National Association dated March 31, 2003

*10	.26	Revolving Promissory Note issued by LECG, LLC, to U.S. Bank National Association dated March 31, 2003
*10	.27	Revolving Promissory Note issued by LECG, LLC to LaSalle Bank National Association dated March 31, 2003
*10	.28	Term Note issued by LECG, LLC to U.S. Bank National Association dated March 31, 2003
*10	.29	Term Note issued by LECG, LLC to LaSalle Bank National Association dated March 31, 2003
*10	.30	Amended and Restated Security Agreement between LECG Holding Company, LLC and U.S. Bank National Association dated March 31, 2003
*10	.31	Amended and Restated Security Agreement between LECG, LLC and U.S. Bank National Association dated March 31, 2003
*10	.32	Guaranty given by LECG Holding Company, LLC in favor of U.S. Bank National Association dated March 31, 2003
*10	.33

First Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated August 19, 2003

*10	.34	Revolving Promissory Note issued by LECG, LLC to U.S. Bank National Association dated August 19, 2003
*10	.35	Revolving Promissory Note issued by LECG, LLC to LaSalle Bank National Association dated August 19, 2003
*10	.36	Reaffirmation of Guaranty and Security Agreement given by LECG Holding Company, LLC in favor of U.S. Bank National Association dated August 19, 2003

*10	.37	Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003
*10	.37(a)

First Amendment to Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated November 11, 2003

*10	.38	Director Practice Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003
*10	.39	Business Development Agreement between LECG, LLC and Enterprise Research, Inc. dated December 10, 2002
*10	.39(a)	First Amendment to Business Development Agreement between LECG, LLC and Enterprise Research dated September 29, 2003
*10	.40	First Amendment to Employment Agreement between LECG Holding Company, LLC, LECG, LLC and David J. Teece dated August 5, 2002
*10	.40(a)	Second Amendment to Employment Agreement between LECG, LLC and David J. Teece dated September 30, 2003
†10	.40(b)	Third Amendment to Employment Agreement between LECG, LCC and David J. Teece dated October 1, 2004
†*†10	.40(c)	Fourth Amendment to Employment Agreement between LECG, LCC and David J. Teece dated October 1, 2004
*10	.41	Amended and Restated Senior Management Agreement between LECG Holding Company, LLC, LECG, LLC and David P. Kaplan dated September 29, 2003
†10	.41(a)	First Amendment to Amended and Restated Senior Management Agreement between LECG, LLC, LECG Corporation, successor in interest to LECG Holding Company, LLC, and David Kaplan dated October 1, 2004
*10	.42	Loan Commitment Letter from David J. Teece to LECG, LLC dated September 5, 2002
*10	.43	Loan Commitment Letter from David J. Teece to LECG, LLC dated November 12, 2002
*10	.44	Expert Agreement between LECG, LLC and David T. Scheffman dated August 29, 2003
*10	.45	First Amendment to Employment Letter between LECG, LLC and David T. Scheffman dated August 29, 2003
*10	.46

Form of Omnibus Plan of Reorganization between LECG Holding Company, LLC, LECG Corporation, TCEP/LECG Funding Corporation, Thoma Cressey Fund VII, L.P. and Thoma Cressey Friends Fund VII, L.P., David J. Teece and David Kaplan

*10	.47	Form of Transfer Agreement between LECG Corporation, Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P. and TCEP/LECG Funding Corporation
*10	.48	Form of Agreement and Plan of Merger between LECG Holding Company, LLC, TCEP/LECG Funding Corporation and LECG Corporation
*10	.49	Form of Assignment and Assumption Agreement between LECG Holding Company, LLC and LECG Corporation
*10	.50

Second Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated November 12, 2003

††10	.51	Amended and Restated Deferred Compensation Plan
*†10	.52

Third Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated April 15, 2004

*†10	.53	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Third Floor of the Davidson Building 5 Southampton Street, London WC2
*†10	.54	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fourth Floor of the Davidson Building 5 Southampton Street, London WC2
*†10	.55	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fifth Floor of the Davidson Building 5 Southampton Street, London WC2
*†10	.56

Fourth Amendment to Amended and Restated Credit Agreement between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated August 12, 2004

#10	.57	Employment Letter between LECG, LLC and John C. Burke dated January 15, 2003
†*10	.58

Fifth Amendment to Amended and Restated Credit between LECG, LLC, a California limited liability company, the Banks which are signatories thereto and U.S. Bank National Association, dated as of July 28, 2005

†**10	.59	Asset Purchase Agreement entered into as of August 1, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated
†**10	.60

First Amendment to Asset Purchase Agreement dated on August 15, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated(1)

†**10	.61	Asset Purchase Agreement entered into on October 7, 2005 by and among LECG Corporation, LECG, LLC, Neilson Elggren LLP, and the partners of Neilson Elggren LLP(1)
††*10	.62	Asset Purchase Agreement entered into as of May 5, 2006 by and among LECG Corporation, LECG, LLC, BMB Mack Barclay, Inc., and other persons identified therein(1).
††*10	.63	Employment Letter Agreement dated May 18, 2006 by and between LECG Corporation and Michael J. Jeffery
†††10	.64

Second Amended and Restated Credit Agreement, dated as of December 15, 2006, by and among LECG, LLC, as Borrower, the several banks and other financial institutions parties thereto, LaSalle Bank National Association and Banc of America Securities, LLC, as co-Lead Arrangers and Book Runners, LaSalle Bank National Association as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-Lead Documentation Agents

††††10	.65	Restricted Stock Purchase Agreement between the Registrant and John C. Burke, effective January 1, 2007
††††10	.66	Restricted Stock Purchase Agreement between the Registrant and Marvin A. Tenenbaum, effective January 1, 2007

††††10	.67	Restricted Stock Purchase Agreement between the Registrant and Gary Yellin, effective January 1, 2007
††††10	.68	Restricted Stock Purchase Agreement between the Registrant and Tina Bussone, effective January 1, 2007
10.69		Guaranty and Pledge Agreement dated as of December 15, 2006 among LECG, LLC, the other parties identified therein as Grantors, and LaSalle Bank National Association, as the Administrative Agent
10.70		Revolving Promissory Note issued by LECG, LLC, to U.S. Bank National Association dated December 15, 2006
10.71		Revolving Promissory Note issued by LECG, LLC, to LaSalle Bank National Association dated December 15, 2006
10.72		Revolving Promissory Note issued by LECG, LLC, to Bank of America, N.A. dated December 15, 2006
10.73		Revolving Promissory Note issued by LECG, LLC, to KeyBank National Association dated December 15, 2006
10.74		Revolving Promissory Note issued by LECG, LLC, to Wells Fargo Bank, N.A. dated December 15, 2006
10.75		Revolving Promissory Note issued by LECG, LLC, to The Northern Trust Company dated December 15, 2006
21.1		Subsidiaries of Registrant
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

††*             Incorporated by reference to the same number exhibit filed with Registrants’ Quarterly Report on Form 10-Q filed August 7, 2006.

†††             Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed December 20, 2006.

††††      Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8-K filed January 5, 2007.

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

LECG CORPORATION
(Registrant)
Date: March 12, 2007	/s/ MICHAEL J. JEFFERY
Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Jeffery and John C. Burke, or any of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By	/s/ DAVID J. TEECE	Chairman of the Board of Directors and	March 12, 2007
	David J. Teece	Director
By	/s/ MICHAEL J. JEFFERY	Chief Executive Officer (Principal	March 12, 2007
	Michael J. Jeffery	Executive Officer) and Director
By	/s/ JOHN C. BURKE	Chief Financial Officer (Principal Financial	March 12, 2007
	John C. Burke	Officer)
By	/s/ GARY S. YELLIN	Chief Accounting Officer (Principal	March 12, 2007
	Gary S. Yellin	Accounting Officer)
By	/s/ GARRETT BOUTON	Director	March 12, 2007
Garrett Bouton
By	/s/ MICHAEL R. GAULKE	Director	March 12, 2007
Michael R. Gaulke
By	/s/ WILLIAM W. LIEBECK	Director	March 12, 2007
William W. Liebeck
By	/s/ RUTH M. RICHARDSON	Director	March 12, 2007
Ruth M. Richardson
By	/s/ WILLIAM J. SPENCER	Director	March 12, 2007
William J. Spencer
By	/s/ WALTER H.A. VANDAELE	Director	March 12, 2007