Form 10-Q
period 2007-03-31
LECG CORP
filed 2007-05-10
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 25,252,811 shares of the registrant’s common stock outstanding.

LECG CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters Ended March 31, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Quarter ended March 31,
	2007	2006
Revenues	$95,462	$84,464
Cost of services	66,421	56,406
Gross profit	29,041	28,058
Operating expenses:
General and administrative expenses	21,809	17,397
Depreciation and amortization	1,896	1,463
Operating income	5,336	9,198
Interest and other income, net	154	110
Income before income tax	5,490	9,308
Income tax provision	2,224	3,788
Net income	$3,266	$5,520

Net income per share:
Basic	$0.13	$0.23
Diluted	$0.13	$0.22
Share amounts:
Basic	24,860	24,132
Diluted	25,413	25,041

See notes to condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006
(in thousands, except share data)
(unaudited)

	March 31, 2007	December, 31 2006
Assets
Current assets:
Cash and cash equivalents	$11,459	$26,489
Accounts receivable, net of allowance of $743 and $906	115,263	107,585
Prepaid expenses	4,937	5,092
Deferred tax assets, net	3,843	3,877
Signing and performance bonuses - current portion	10,697	9,545
Income taxes receivable	4,785	5,481
Other current assets	3,522	2,494
Total current assets	154,506	160,563
Property and equipment, net	14,373	13,701
Goodwill	112,011	101,960
Other intangible assets, net	11,292	9,855
Signing and performance bonuses - long-term	33,207	28,265
Deferred compensation plan assets	12,640	10,925
Other long-term assets	1,627	1,884
Total assets	$339,656	$327,153

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$50,814	$50,852
Accounts payable and other accrued liabilities	7,886	8,011
Payable for business acquisitions - current portion	8,649	11,372
Revolving line of credit	5,000	—
Deferred revenue	3,585	2,487
Total current liabilities	75,934	72,722
Payable for business acquisitions - long-term	2,000	2,178
Deferred compensation plan obligations	13,291	11,550
Deferred tax liabilities	1,850	1,851
Other long-term liabilities	7,857	7,738

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,252,811 and 24,907,072 shares outstanding at March 31, 2007 and December 31, 2006, respectively	25	25
Additional paid-in capital	161,168	156,900
Accumulated other comprehensive income	956	880
Retained earnings	76,575	73,309
Total stockholders’ equity	238,724	231,114
Total liabilities and stockholders’ equity	$339,656	$327,153

See notes to condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2007 and 2006
(in thousands)
(unaudited)

	Quarter ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$3,266	$5,520
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	75	58
Depreciation and amortization of property and equipment	1,172	820
Amortization of other intangibles	723	643
Signing and performance bonuses paid	(11,091)	(7,951)
Amortization of signing and performance bonuses	2,792	2,052
Non cash restructuring charge	1,380	—
Tax benefit from option exercises and equity compensation plans	34	—
Equity-based compensation	1,560	1,621
Deferred rent	119	118
Other	(72)	(24)
Changes in assets and liabilities:
Accounts receivable	(7,752)	(8,190)
Prepaid and other current assets	(639)	(182)
Accounts payable and other accrued liabilities	(128)	450
Income taxes	699	—
Accrued compensation	719	4,970
Deferred revenue	715	(286)
Deferred compensation plan assets, net of plan obligations	27	65
Other assets	196	77
Other liabilities	20	57
Net cash used in operating activities	(6,185)	(182)
Cash flows from investing activities
Business acquisitions, net of acquired cash	(14,907)	(3,531)
Purchases of property and equipment	(1,704)	(941)
Other	(8)	31
Net cash used in investing activities	(16,619)	(4,441)
Cash flows from financing activities
Borrowings from revolving credit facility	5,000	—
Exercise of stock options	1,656	412
Tax benefit from option exercises and equity compensation plans	1,052	593
Other	(10)	—
Net cash provided by financing activities	7,698	1,005
Effect of exchange rates on changes in cash	76	124
Decrease in cash and cash equivalents	(15,030)	(3,494)
Cash and cash equivalents, beginning of year	26,489	35,722
Cash and cash equivalents, end of year	$11,459	$32,228
Supplemental disclosure
Cash paid for interest	$31	$46
Cash paid for income taxes	$472	$2,802

See notes to condensed consolidated financial statements

LECG CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             Basis of presentation and operations

The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiary, LECG, LLC, (collectively, the “Company”, “Companies” or “LECG”).

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 25 other offices across the country. The Company also has international offices in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain, and the United Kingdom.

The condensed consolidated statements of income for the quarters ended  March 31, 2007 and 2006, the condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of cash flows for the quarters ended March 31, 2007 and 2006 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows.  The December 31, 2006 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2006 Annual Report on Form 10-K.

2.             Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  This statement defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No.159,  The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company does not presently have any financial assets or liabilities that it would elect to measure at fair value, and therefore the Company expects this standard will have no impact on its financial statements.

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

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under which deferred assets and liabilities were recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized.

The Company’s annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. The Company has estimated its 2007 annual effective income tax rate to be 40.5%.

The Company is entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised and stock purchased through its Employee Stock Purchase Plan (“ESPP”) is sold prior to the end of the required holding period.  The Company recognized a reduction of current taxes payable of $1.1 million for options exercised in the first quarter of 2007 and has reduced deferred tax assets by $34,000 and increased additional paid in capital by $1.1 million.

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.  In addition, the Company recognizes interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  As of March 31, 2007, the Company has not recorded any accrued interest related to uncertain tax positions

Equity-based compensation

The Company adopted SFAS No.123(R), Share-Based Payment on January 1, 2006 to account for equity-based compensation.  Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. Upon adoption of SFAS No. 123(R), the Company elected the modified prospective method of transition, which requires the recognition of compensation expense beginning in 2006 for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amount. The Company has previously used the Black-Scholes option pricing model for disclosure requirements under SFAS No. 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and continues to use this option pricing model to value new option grants. The Company has elected the “short-form” method to calculating excess tax benefits available for use in offsetting future tax shortfalls in accordance with FASB Staff Position No. 123(R)-3. See Note 6.

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

4.             Revisions to Previously Issued 2006 Quarterly Financial Statements.

In December 2006, the Company adopted Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The Company applied SAB 108 to errors it discovered in its previously issued 2005 annual and 2006 quarterly financial statements in connection with certain specific expert compensation model calculations.  These errors were the result of the failure to include certain amounts attributed to two groups of experts when calculating compensation under their respective gross margin models.  Based on an analysis of the errors performed in accordance with SAB 108, the Company concluded that the effect of the errors was not material to any of the individual periods’ income statements or balance sheets.  As such, the Company recorded the 2005 correction of $250,000 as a cumulative effect adjustment to the fiscal year 2006 beginning balance sheet.  In its 2006 Form 10-K filed with the Securities and Exchange Commission, included in the Notes to Consolidated Financial Statements, the Company reported the revisions to its previously issued financial statements for the quarters ended June 30, 2006 and September 30, 2006.

5.             Net income per share and share amounts

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, comprised of common shares issuable upon the exercise of options and unvested restricted stock, are included in the diluted net income per share calculation to the extent these shares are dilutive.

The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data).

	Quarter ended March 31,
	2007	2006
Net income - as reported	$3,266	$5,520

Weighted average shares outstanding:
Basic	24,860	24,132
Effect of dilutive stock options and unvested restricted stock	553	909
Diluted	25,413	25,041

Net income per share:
Basic	$0.13	$0.23
Diluted	$0.13	$0.22

Shares totaling 4.2 million and 3.3 million for the quarters ended March 31, 2007 and 2006, respectively were excluded from the calculation of diluted net income per share, as these shares were antidilutive.

6.             Equity-based compensation

LECG adopted SFAS No. 123(R), Share-Based Compensation as of January 1, 2006, and has elected to use the modified prospective method for accounting for equity-based compensation, which requires companies to record compensation expense for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption, and to record compensation expense for any awards issued, modified or settled after January 1, 2006. The Company has elected the “short-form” method to calculating excess tax benefits available for use in offsetting future tax shortfalls in accordance with FASB Staff Position No. 123(R)-3.

The following table summarizes equity-based compensation and its impact on net income and net income per share (in thousands except per share data):

	Quarter ended March 31,
	2007	2006
Cost of services
Options	$775	$901
Restricted stock	101	101
Total cost of services	876	1,002
General and administrative
Options	663	619
Restricted stock	21	—
Total general and administrative	684	619
Equity-based compensation effect on income before income tax	1,560	1,621
Income tax provision (benefit)	(632)	(660)
Equity-based compensation effect in net income	$928	$961

Equity-based compensation effect in net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

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

•              1,250,000 shares; or

•              an amount as may be determined by the Board of Directors.

The Board of Directors did not approve any additional shares for the Plan for 2007.  As of March 31, 2007, 1,055,145 shares were available for grant under the Plan.

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

	Quarter ended March 31,
	2007		2006
Expected volatility	38.6% - 38.	7%	38.8% - 39.	7%
Expected dividend rate	0%		0%
Expected term (in years)	7.0		6.5 - 7.0
Risk-free interest rate	4.5% - 4.	8%	4.3% - 4.	6%

The following table summarizes option activity during the quarter ended March 31, 2007:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate intrinsic value
Outstanding at January 1, 2007	5,294,990	$16.54
Granted	20,000	$14.23
Exercised	(331,739)	$4.94
Forfeited or canceled	(45,530)	$18.67
Outstanding at March 31, 2007	4,937,721	$17.29	6.87	$6,897,370
Exercisable at March 31, 2007	2,026,082	$12.88	5.85	$6,891,270
Vested or expected to vest at March 31, 2007	4,651,830	$17.07	6.84	$6,896,855

The weighted-average grant-date fair value of options granted during the quarters ended March 31, 2007 and 2006 was $6.99 and $8.05, respectively.  The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $2.7 million and $1.5 million, respectively.

As of March 31, 2007, total unrecognized compensation cost related to non-vested options granted under the Plan was approximately $24.9 million, which is expected to be recognized over a weighted average period of 5.2 years.

Cash received from the exercise of options was $1.7 million and $412,000 for the quarters ended March 31, 2007 and 2006, respectively.  The actual income tax benefit realized from the exercise of options was $1.1 million and $593,000 for the quarters ended March 31, 2007 and 2006, respectively.

Restricted Stock

The Company issued 140,625 shares of its common stock on August 1, 2003 to employees of the Company at a grant date fair value of $14.40 that will cliff-vest on August 1, 2008, provided these individuals are employed by LECG through that date. The equity-based compensation cost recognized in connection with these shares was $101,000 for each of the quarters ended March 31, 2007 and 2006, all of which was included in cost of services. As of March 31, 2007, total unrecognized compensation cost related to restricted stock was $540,000, which is expected to be recognized over 1.3 years.

The Company issued 14,000 of its common stock on January 1, 2007 to officers of the Company at a grant date fair value of $18.48 that will cliff-vest on January 1, 2010, provided these individuals are employed by LECG through that date.  The equity-based compensation cost recognized in connection with these shares was $21,000 for the quarter ended March 31, 2007, all of which was included in general and administrative expenses.  As of March 31, 2007, total unrecognized compensation cost related to restricted stock was $238,000 which is expected to be recognized over 2.8 years.

The following table summarizes restricted stock activity during the quarter ended March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	140,625	$14.40
Granted	14,000	$18.48
Outstanding at March 31, 2007	154,625	$14.77

7.             Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income is as follows (in thousands):

	Quarter ended March 31,
	2007	2006
Net income - as reported	$3,266	$5,520
Foreign currency translation gain	76	124
Comprehensive income	$3,342	$5,644

8.             Goodwill and other intangible assets

The Company accounts its acquisitions in accordance with SFAS No. 141, Business Combinations.  Goodwill reflects the excess of purchase price over fair value of identifiable net assets acquired. Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangible assets were recorded related to acquisitions made through March 31, 2007.  Goodwill recognized as a result of the Company’s acquisitions was attributable to the intellectual capital of the respective acquired workforce. The acquired businesses consisted almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals

SFAS No. 142, Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable.  For purposes of testing for impairment of goodwill, the Company determined that it has one reporting unit based on several factors, one of which was the similarity of operations throughout its individual offices. The Company evaluates its acquisitions on an individual basis to determine if the business acquired represents a separate reporting unit, as defined by SFAS No. 142, Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. Thus far, the Company’s business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units.  The Company assesses the impairment of goodwill at least annually, and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable.  Factors that the Company considers important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends.  If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of discounted future cash flows or some other basis such as its quoted market price and measure the amount of impairment based on fair value.  For the 2006 annual goodwill impairment test, the Company used the quoted market price of our common stock and compared its fair value to the carrying value of its equity.  At October 1, 2006, the Company concluded that there was no impairment to its goodwill.  In the opinion of management, there were no events or trends during the quarter ended March 31, 2007 that warranted an impairment review of goodwill.

If a portion of a reporting unit that constitutes a business has been disposed of by sale or abandonment, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal.

Changes in the carrying amount of goodwill are as follows (in thousands):

	Quarter ended March 31,
	2007	2006
Balance at beginning of year	$101,960	$77,133
Acquisitions (See Note 9)	7,221	—
Additional performance-based component of acquisitions (See Note 9)	2,830	3,505
Other (1)	—	370
Balance at March 31	$112,011	$81,008

(1)  “Other” represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, customer contracts, non-competition agreements and trade processes and are generally amortized over periods ranging from 10 months to 20 years. Other intangible assets as of March 31, 2007 were (in thousands):

	Gross	Accumulated Amortization	Net
Customer relationships	$10,400	$(1,571)	$8,829
Customer contracts	2,120	(1,552)	568
Other identifiable intangible assets	2,290	(395)	1,895
Total	$14,810	$(3,518)	$11,292

The estimated future amortization expense of other intangible assets as of March 31, 2007 is as follows (in thousands):

2007	$1,684
2008	1,442
2009	1,435
2010	1,431
2011	1,379
Thereafter	3,921
Total	$11,292

The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the Company determines that the carrying value of an intangible asset may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

9.             Business acquisitions

Effective March 16, 2007, the Company acquired substantially all of the assets of The Secura Group, LLC (“Secura”) a privately held expert, consulting and regulatory compliance services firm specializing in the financial services industry.  The purchase price was comprised of $9.5 million paid in cash at closing. The preliminary allocation of the purchase price, including an estimated $54,000 of acquisition costs, was allocated as follows and is subject to finalization of the valuations for identifiable intangible assets, assumed liabilities and transaction costs.

•                                          $7.2 million to goodwill,

•                                          $2.2 million identifiable intangible assets (10-month to nine-year amortization periods), and

•                                          $173,000 to net current assets and equipment.

If specified annual performance targets are achieved through December 2010, the Company will make additional payments of up to $2.5 million as soon as practical after December 31, 2010.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s May 2006 acquisition of BMB Mack Barclay, Inc. (“Mack Barclay”), as a result of achieving specified performance targets through March 31, 2007, the Company recognized $1.9 million of additional goodwill ($627,000 in the quarter ended March 31, 2007), to be paid in July 2007. If additional specified annual performance targets are achieved through April 2011, the Company will make additional payments of up to $6.9 million by no later than July 2011. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s December 2005 acquisition of Lancaster Consulting LLC (“Lancaster”), as a result of achieving specified performance targets through December 31, 2006, the Company paid $372,000 in March 2007. As a result of achieving specified performance targets through March 31, 2007, the Company recognized $79,000 of additional goodwill, to be paid in March 2008. If additional specified performance targets are achieved through December 2009, the Company will make additional payments of up to $899,000 by no later than March 2010.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s December 2005 acquisition of Beach & Company International LP (“Beach”), as a result of achieving specified performance targets through March 31, 2007, the Company recognized $500,000 of additional goodwill, to be paid in 2007.

In connection with the Company’s November 2005 acquisition of Neilson Elggren LLP (“Neilson”), as a result of achieving specified performance targets through October 2006, the Company paid $1.2 million in March 2007. As a result of achieving specified performance targets through March 31, 2007, the Company recognized $725,000 of additional goodwill ($541,000 in the quarter ended March 31, 2007), to be paid in January 2008. If additional specified annual performance targets are achieved through October 2010, the Company will make additional payments of up to $1.8 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in January 2011 if higher targets are met by no later than October 2010.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s August 2005 acquisition of  Bates Private Capital Incorporated (“Bates”), as a result of achieving specified performance targets through March 31, 2007, the Company recognized $3.3 million of additional goodwill ($875,000 in the quarter ended March 31, 2007), to be paid in September 2007. If additional specified annual performance targets are achieved through July 2011, the Company will make additional payments of up to $6.3 million by no later than September 2011.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s March 2005 acquisition of J. Philip Cook & Associate, Inc. (“Cook”), as a result of achieving specified performance targets through December 31, 2006, the Company paid $243,000 in February 2007.  As a result of achieving specified performance targets through March 31, 2007, the Company recognized $93,000 of additional goodwill to be paid in March 2008. If additional specified performance targets are achieved through December 2008, the Company will make additional payments of up to $664,000 by no later than March 2009. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s October 2004 acquisition of Washington Advisory Group (“WAG”), as a result of achieving specified performance targets through December 31, 2006, the Company recognized $827,000 of additional goodwill ($3,000 in the quarter ended March 31, 2007), which was paid in February 2007, along with $400,000 of guaranteed purchase price.

In connection with the Company’s August 2004 acquisition of Silicon Valley Expert Witness Group, Inc. (“SVEWG”), the Company recognized a liability in the third quarter of 2005 for an estimated performance payment of $87,000.  In addition, the Company will make guaranteed payments of $2.0 million over the period beginning September 2007 and ending no later than September 2009, and if specified performance targets are achieved through July 2009, the Company will make additional payments of up to $2.4 million over the same period.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s March 2004 acquisition of Economic Analysis LLC (“EA”), as a result of achieving specified performance targets through December 31, 2006, the Company recognized $1.9 million of additional goodwill ($14,000 in the quarter ended March 31, 2007), which was paid in March 2007. If specified performance targets are achieved through December 2008, the Company will make additional payments of up to $2.0 million by no later than March 2009.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s March 2004 acquisition of Low Rosen Taylor Soriano (“LRTS”), as a result of achieving specified performance targets through December 31, 2006, the Company paid $847,000 in February 2007.  As a result of achieving specified performance targets through March 31, 2007, the Company recognized $98,000 of additional goodwill, to be paid in February 2008. If additional specified performance targets are achieved through February 2008, the Company will make additional payments of up to $1.1 million by no later than April 2008.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s August 2003 acquisition of Center for Forensic Economic Studies (“CFES”), as result of achieving specified performance targets through December 31, 2006, the Company will pay $1.9 million in August 2007. In addition, if specified performance targets are achieved through July 2007, the Company will pay bonus compensation of up to $580,000 in August 2007.

The balance and changes in the carrying amount of goodwill are as follows (in thousands):

	Quarter ended March 31,
	2007	2006
Balance in goodwill at beginning of year	$101,960	$77,133
Goodwill recognized in connection with acquisitions:
Secura	7,221	—

Goodwill recognized in connection with performance-based component of acquisitions:
CFES	—	1,691
Bates	875	821
Mack Barclay	627	—
Neilson	541	407
Beach	500	—
LRTS	98	476
Cook	93	—
Lancaster	79	37
EA	14	73
WAG	3	—
Other (1)	—	370
Balance in goodwill at March 31	$112,011	$81,008

(1)  “Other” represents finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

10.          Commitments and contingencies

Legal proceedings

In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. (“MMC”) filed a complaint against the Company and one of its experts. This action arises out of the Company’s hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that the Company interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by the Company and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint. The parties are in the process of completing expert discovery, which is currently scheduled to be completed by May 31, 2007.  The Company anticipates that if this dispute goes to trial, it will not occur earlier than the fourth quarter 2007. The Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

On September 29, 2000, the Company executed an Asset Purchase Agreement (the “Agreement”) with Navigant Consulting, Inc. (“Navigant”). Navigant claims that the Company is contingently liable for certain additional purchase price amounts. This contingent amount was measured at September 29, 2001 and equaled the excess of $5,000,000 over the sum of (i) certain Excluded Expert Fees as defined and (ii) the aggregate of each individual value amount assigned to specific LECG personnel, to the extent such individuals who did not have an employment, consulting, contracting or other relationship with the Company, leave the Company before September 29, 2001. Based on the actual number of such individuals who did not have such a relationship with the Company on September 29, 2001, management believes that Navigant’s assertion is without merit. Amount paid, if any, would increase the purchase price and result in additional goodwill.

The Company is also a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of the Company’s management, would not have a material adverse effect on the Company’s business, financial position or results of operations.

Business acquisitions and certain expert hires

The Company has made commitments in connection with its acquisitions and certain expert agreements that will require the Company to make additional acquisition related payments and bonus compensations payments if specified performance targets are met. See Note 9 for commitments and contingencies related to the acquisitions of Secura, Mack Barclay, Lancaster, Beach, Neilson, Bates, Cook, SVEWG, EA, LRTS and CFES.

In connection with the hiring of certain experts and professional staff in March 2004, the Company paid $5.7 million of performance bonuses in March 2007 as specified performance targets for 2006 were achieved. The unearned portion of the individual bonus payments is recoverable in the event an expert voluntarily leaves the Company or is terminated for cause prior to March 2011.  The bonuses are subject to amortization from the time the bonuses were recognized in January 2006 through March 2011.

In connection with the hiring of certain experts in August 2006, if specified performance targets are achieved by 2011, the Company will make additional performance bonus payments of up to $5.0 million.  Any unearned portion of the individual bonuses is recoverable in the event an expert voluntarily leaves the Company or is terminated for cause prior to August 2013.  The bonuses are subject to amortization from the time the bonuses are recognized through August 2011.

In the first quarter of 2007, the Company paid performance bonuses totaling $3,975,000 to certain experts and agreed to pay an additional $375,000 performance bonus in January 2009.  The unearned portion of the individual bonuses is recoverable in the event an expert voluntarily leaves the Company or is terminated for cause prior to the seventh anniversary of the payment.  The bonuses are subject to amortization over seven years ending in February 2014.

In March 2007, the Company agreed to pay a performance bonus of $5.0 million to an expert in April 2007, which will be amortized over five years.  The bonus, which was paid in April 2007, is subject to recovery, and any unearned portion of the bonus is recoverable in the event the expert voluntarily leaves the Company or is terminated for cause prior to April 2012.  The bonus is also subject to partial forfeiture in the event that certain performance criteria are not met.

11.          Revolving credit facility

The Company has a revolving credit facility, which provides for maximum borrowings of $100.0 million, of which $25.0 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the revolving credit facility to $200 million over the life of the facility, which expires in December 2011. In 2006 and 2005, the Company paid $503,000 and $407,000 in loan acquisition fees and related costs, respectively, which are being amortized through December 31, 2011 and May 31, 2008, respectively.  As of March 31, 2007, the Company had $5.0 million of outstanding borrowings under this facility, and $1.7 million of outstanding letters of credit.  The interest rate is determined at the time of each borrowing on the basis of the greater of the prime rate or the federal funds rate plus 0.5%. The interest rate in effect for the revolving credit facility at March 31, 2007 was 8.25%.  The facility also provides for annual commitment fees of 0.10%-0.20% on the unused portion of the facility.

Borrowings under the revolving credit facility are subject to non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing and performance bonus payments made within a 12-month period.

12.          Restructuring charge

In February 2007, the LECG Board of Directors approved a program of activities designed to increase profitability and stockholder value.  This program includes expert headcount reduction based on the analysis of practice group and individual expert contribution margins, staff leverage, and the Company’s strategic direction.  The program also includes increased controls over spending and, in response to lower than historical professional staff utilization rates, the program includes office closures, more stringent acquisition evaluation, and professional staff headcount reduction through both attrition and involuntary terminations.

In the quarter ended March 31, 2007, in connection with its stockholder value recovery plan, the Company recognized a restructuring charge totaling $1,638,000 related to the termination of 21 experts, which was comprised of one-time termination benefits of $258,000 which will be paid in the second quarter of 2007, the write-off of $936,000 of unamortized signing bonuses and the write-off of $444,000 of expert advances paid in excess of expert fees earned.  The total restructuring charge recognized in the quarter ended March 31, 2007 is included in cost of services in the condensed consolidated income statement.  The Company closed two offices in the quarter ended March 31, 2007, but there were no costs associated with such closures included in the restructuring charge, as the closures coincided with the expiration of the respective lease terms.

13.          Termination of joint venture relationship

Effective January 31, 2007, LECG terminated its joint venture relationship with LECG Korea, LLC (“LECG Korea”).  Pursuant to the terms of the Joint Venture Termination Agreement, the parties agreed to terminate the Joint Venture Agreement dated as of July 19, 2003, as amended and extinguish all rights and obligations in connection therewith.  In connection with the termination of the Joint Venture Agreement, LECG sold its 37.5% ownership share to LECG Korea for 336,000,000 South Korean Won, or approximately $359,000, of which $169,000 was received in March 2007 and approximately $190,000 is scheduled to be received June 1, 2007.  In the quarter ended March 31, 2007, the Company recognized a $64,000 gain on the termination of its joint venture included in interest and other income, net ..

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Quarterly Report on Form 10-Q concerning our future business, operating and financial condition and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) successful management of additional hiring and acquisitions, (7) successful administration of our business and financial reporting capabilities, including remediating the material weakness in our internal controls over financial reporting, (8) potential professional liability, (9) intense competition (10) risks inherent in international operations and (11) risks inherent in the implementation of our stockholder value recovery program.  Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Overview

We provide expert services. Our highly credentialed experts and professional staff address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial environments. We conduct economic, financial and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include factual statistical analyses and report preparation and presentation, forensic accounting, electronic discovery and data collection. Our experts are renowned academics, former high-level government officials, experienced industry leaders and seasoned consultants. We are organized and operate in a manner that is attractive to our experts by providing them with autonomy, flexibility and the support of a highly capable professional staff.

2007 Stockholder Value Recovery Plan and Restructuring Charge

In February 2007, the LECG Board of Directors approved a program of activities designed to increase profitability and stockholder value.  This program includes expert headcount reduction based on the analysis of practice group and individual expert contribution margins, staff leverage, and our corporate strategic direction.  The program also includes increased controls over spending and, in response to lower than historical professional staff utilization rates, office closures, more stringent acquisition evaluation, and professional staff headcount reduction through both attrition and involuntary terminations.

In the quarter ended March 31, 2007, in connection with our stockholder value recovery plan, we recognized a restructuring charge totaling $1,638,000 related to the termination of 21 experts, which was comprised of one-time termination benefits of $258,000 which will be paid in the second quarter of 2007, the write-off of $936,000 of unamortized signing bonuses and the write-off of $444,000 of expert advances paid in excess of expert fees earned.  The total restructuring charge recognized in the quarter ended March 31, 2007 is included in cost of services in the condensed consolidated income statement.  We expect to incur an additional restructuring charge of approximately $200,000 in the quarter ended June 30, 2007, comprised of additional one-time termination benefits for certain experts identified above who received notification of their termination during the second quarter of 2007. We closed two offices in the quarter ended March 31, 2007, but there were no costs associated with such closures included in the restructuring charge, as the closures coincided with the expiration of the respective lease terms.

We expect to terminate approximately 50 professional staff by June 30, 2007, and anticipate closing one office in July 2007.  The costs associated with the termination of professional staff will be primarily salary and benefits incurred during the notice periods given to employees, which will be recognized when accrual criteria are met.  There are no significant facility-related charges as the office closure coincides with the expiration of the lease term.

We estimate annualized savings of approximately $4.0 million of salary and benefit costs from the termination of the 21 experts discussed above.  We also estimate annualized savings of approximately $4.0 million of salary and benefit costs from the termination of approximately 50 professional staff by June 30, 2007.  Finally, we estimate annualized savings of approximately $250,000 of rent expense following the closure of three offices.

2007 Acquisition

In March 2007, we acquired substantially all of the assets of The Secura Group, LLC, an expert, consulting and regulatory compliance services firm specializing in the financial services industry. The purchase price was comprised of $9.5 million paid in cash. In addition, if specified performance targets are achieved through December 2010, we will make additional payments of up to $2.5 million as soon as practicable after December 31, 2010.

2007 Expert and professional staff headcount

The following table summarizes the change in the number of experts and professional staff since March 31, 2006 and December 31, 2006.  The decrease in expert headcount of 27 from December 31, 2006 to March 31 2007 is comprised of: a decrease of 21 as the result of our stockholder value recovery plan; a decrease of 26 as the result of the termination of our joint venture interest in LECG Korea, LLC in January 2007; offset by the addition of nine experts due to the acquisition of Secura; and other changes due to attrition and ongoing recruitment efforts.

	March 31,	December 31,	March 31,	Change since March 31, 2006		Change since December 31, 2006
	2006	2006	2007	Number	%	Number	Percent
Experts	368	376	349	(19)	-5%	(27)	-7%
Professional staff	553	634	624	71	13%	(10)	-2%
Total	921	1,010	973	52	6%	(37)	-4%

Important elements of our business are the retention of key experts and the recruitment and hiring of additional experts either by direct hiring or through business acquisitions.  Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas.  In connection with our retention and hiring efforts in the quarters ended March 31, 2007 and 2006, we paid signing and performance bonuses of $11.1 million and $8.0 million, respectively, which will be amortized over periods ranging from one to seven years.  Amortization of signing and performance bonus expense was $2.8 million and $2.1 million in the quarters ended March 31, 2007 and 2006, respectively.

Operations

We derive our revenue primarily from professional service fees that are billed at hourly rates on a time and expense basis. Revenue related to these services is recognized when the earnings process is complete and collectibility is reasonably assured.

Revenues are generally comprised of:

•                                          fees for the services of our professional staff;

•                                          fees for the services of our experts;

•                                          performance-based expert fees; and

•                                          amounts we charge for services provided by others, and costs that are reimbursable by clients, including travel, document reproduction, subscription data services and other costs.

Revenues are recognized net of amounts estimated to be unrealizable.  We estimated the following amounts to be unrealizable and accordingly, revenues recognized have been reduced by these amounts (dollars in thousands):

	Quarter ended March 31,
	2007	2006
Estimate of unrealizable revenue	$4,243	$1,791
Percent of revenue recognized	4.4%	2.1%

The following table summarizes our revenues from these sources by quarter for the most recent eight quarters (in thousands).

	June 30, 2005	Sept 30, 2005	Dec 31, 2005	Mar 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006	Mar 31, 2007
Expert and professional staff revenue	$68,216	$66,661	$70,118	$80,897	$84,512	$85,378	$84,510	$91,025
Performance-based expert revenue (1)	302	1,240	302	89	192	52	—	—
Reimbursable expenses	4,023	3,465	2,608	3,478	4,346	5,960	4,436	4,437
Revenue	$72,541	$71,366	$73,028	$84,464	$89,050	$91,390	$88,946	$95,462

(1)  Relates primarily to the Insurance Claims Group, whose experts and certain staff departed in September 2005.

Compensation and project costs are generally comprised of:

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

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 71% of their individual billings on particular projects in the quarter ended March 31, 2007. Such experts are paid when we have received payment from our clients. We make advance payments, or draws, to most of our experts and any outstanding draws previously paid to experts are deducted from the experts’ fee payments. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.  Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with the expert’s engagements. Experts not on either of these compensation models are compensated on a salary plus performance based bonus model.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. In the quarter ended March 31, 2007, these fees have averaged 10% of professional staff revenues. Experts are required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is deferred until a future date. Signing bonuses are recognized when the payment is made or the obligation to pay such bonus is incurred, and are recoverable from the employee if he or she were to voluntarily leave us or be terminated for cause prior to a specified date.  Signing bonuses are generally amortized over the lesser of seven years or the period for which they are recoverable from the individual expert.  We have also paid or are obligated to pay to certain experts performance bonuses that are subject to recovery of unearned amounts if the expert were to voluntarily leave us, be terminated for cause, or fail to meet certain performance criteria prior to a specified date. Like signing bonuses, performance bonuses are generally amortized over the lesser of seven years or the period which they are recoverable from the individual expert, and we recognize such performance bonuses at the time we determine that it is considered more likely than not that the performance criteria will be met. Most of our agreements allow us to recover signing and performance bonuses over periods generally ranging from one to 15 years.  However, for accounting purposes, we amortize such signing and performance bonuses over the shorter of the contractual recovery period or seven years.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under which deferred assets and liabilities were recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.  A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized. Significant management judgment is required in determining if we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. A full valuation allowance was provided at December 31, 2006 and March 31, 2007 on our foreign deferred tax assets related to net operating losses due to the uncertainty they will eventually be utilized.

Our annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. We have estimated our 2007 annual effective income tax rate to be 40.5%.

Effective January 1, 2007, we adopted FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  This interpretation contains a two step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  Our adoption of FIN 48 did not have a material effect on our consolidated financial position, our results of operations or our cash flow. In addition, we recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes.  As of March 31, 2007, we have not recorded any accrued interest related to uncertain tax positions.

Equity-based compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) Share-Based Payment using the modified prospective transition method and began accounting for our equity-based compensation using a fair-valued based recognition method. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. Upon adoption of SFAS No. 123(R), we elected the modified prospective method of transition, which requires the recognition of compensation expense beginning in 2006 for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amount.  We had previously used the Black-Scholes option pricing model for disclosure requirements under SFAS 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and we continue to use this option pricing model to value new option grants.  We elected the “short-form” method to calculate excess tax benefits available for use in offsetting future tax shortfalls in accordance with FASB Staff Position No. 123(R)-3.

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

Goodwill and other intangible assets

We account for our acquisitions in accordance with SFAS No. 141, Business Combinations.  Goodwill reflects the excess of purchase price over fair value of identifiable net assets acquired. . Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangible assets were recorded related to acquisitions made through March 31, 2007.  Goodwill recognized as a result of our acquisitions was attributable to the intellectual capital of the respective acquired workforce. The acquired businesses consisted almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals

SFAS No. 142, Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. For purposes of testing for impairment of goodwill, we determined that we have one reporting unit based on several factors, one of which was the similarity of operations throughout our individual offices. We evaluate our acquisitions on an individual basis to determine if the business acquired represents a separate reporting unit, as defined by SFAS No. 142, Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. Thus far, our business acquisitions have been integrated within the structure of our organization and our individual offices share similar economic characteristics and do not represent separate reporting units.  We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of discounted cash flows or some other basis such as our quoted market price and measure the amount of impairment based on fair value. For the 2006 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. For the 2006 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity.  At October 1, 2006, we concluded that there was no impairment to our goodwill.  In the opinion of management, there were no events or trends during the quarter ended March 31, 2007 that warranted an impairment review of goodwill.

If a portion of a reporting unit that constitutes a business  (as defined under accounting principles generally accepted in the United States) has been disposed of by sale or abandonment, goodwill associated with that business is included in the carrying amount of that business in determining the gain or loss on disposal.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-competition agreements and trade processes, and are amortized over 10 months to 20 years.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying value of an intangible asset may not be recoverable, then we will assess impairment based on a projection of undiscounted future cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006

Revenue

Revenue for the first quarter of 2007 increased $11.0 million, or 13%, to $95.5 million from $84.5 million for the same period of 2006. The increase included a $10.1 million, or 13% increase in expert and professional staff revenue. The increase in expert and professional staff revenue resulted from a 1% increase in the number of expert and professional staff billable hours, and a 14% increase in the average hourly billing rate.  Since March 31, 2006, expert and professional headcount increased by 52, or 6%.  The lower growth rate in billable hours compared to the growth rate in headcount is attributable to lower professional staff utilization in the first quarter of 2007 compared to the same period in 2006.  The increase in the average hourly billing rate is attributable to a rate increase as well as a change in the mix of professional staff billable hours.  Expert and professional staff revenue in the first quarter of 2007 was reduced by $4.2 million, or 4.4% of revenue, that we considered unrealizable, which represents an increase of $2.4 million, or 133%, over the $1.8 million, or 2.1% of revenue, considered unrealizable in the same period of 2006.

Our organic growth rate, which we define as the increase in expert and professional staff revenue excluding a pro-rata portion of annual revenue recognized by acquired businesses in the 12-months prior to acquisition, was 7% and 10% for the quarters ended March 31, 2007 and 2006, respectively.

Expert headcount decreased by 19, or 5%, since March 31, 2006 as follows: a decrease of 21 resulting from our stockholder value recovery plan started in March 2007; a decrease of 26 resulting from the termination of our joint venture with LECG Korea, LLC in January 2007; offset by a net increase of 28 resulting from our recruiting efforts, net of attrition, and the acquisitions of Secura in March 2007 and Mack Barclay in May 2006.  The decrease in expert headcount did not have a significant impact on revenue in the first quarter of 2007 and is not expected to have a significant impact on future revenue.  Professional staff headcount increased by 71, or 13%, primarily as a result of our acquisitions of Secura in March 2007 and Mack Barclay in May 2006 and our recruiting efforts.  We expect to terminate approximately 50 professional staff by June 30, 2007 due to low utilization.  This professional staff headcount reduction is not expected to have a significant impact on future revenue.

Revenue from our international operations was $15.1 million in the first quarter of 2007, which represents 16% of total revenue as compared to 14% of total revenue in the first quarter of 2006.  Revenue from our international operations contributed $3.7 million to the overall growth in revenue in the first quarter of 2007.

Cost of services

Cost of services for the first quarter of 2007 increased $10.0 million, or 18%, to $66.4 million from $56.4 million for the first quarter of 2006. Our gross margin percentage was 30.4% in the first quarter of 2007 as compared to 33.2% for the same period of 2006. Contributing to the overall margin decrease is a $1.6 million restructuring charge related to the termination of 21 experts in connection with our stockholder value recovery plan. The restructuring charge is comprised of $258,000 in one-time termination benefits; the write-off of $936,000 of unamortized signing bonuses; and the write-off of $444,000 of expert advances paid in excess of expert fees earned.  We expect to incur an additional restructuring charge of approximately $200,000 in the quarter ended June 30, 2007, comprised of additional one-time termination benefits.  Reimbursable expenses increased by $1.2 million, or 35%, to $4.6 million.  We do not generate margin on revenue associated with reimbursable expenses.

Expert and professional staff compensation and related costs, excluding the restructuring charge, increased $7.1 million, or 17%, as we added 71 professional staff, offset by a net reduction in our expert headcount of 19 since March 2006.  The reduction in expert headcount includes the termination of 21 experts in connection with our stockholder value recovery plan. We expect to terminate 50 professional staff by June 30, 2007 due to low utilization.  We estimate that the termination of these 21 experts will result in annualized savings of approximately $4.0 million of salary and benefit costs.  We estimate that the termination of 50 professional staff by June 2007 will result in annualized savings of approximately $4.0 million of salary and benefit costs.

Our growth in revenues contributed directly to the increase in expert compensation for the first quarter 2007 as compared to the first quarter of 2006 as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate, whom we refer to as “at-risk” experts.  Project origination fees paid to experts decreased by $242,000, or 5%, due primarily to a lower percentage of professional staff revenue originated by “at-risk” experts versus originated by experts on gross margin and salary and performance-bonus models in the first quarter of 2007 as compared to the first quarter of 2006,  partially offset by the growth in professional staff revenue  Bonus compensation for salaried experts and professional staff increased $667,000, or 30% to $2.9 million in the first quarter of 2007, as compared to $2.2 million in the first quarter of 2006.  The increase is due to an overall increase higher performance-based bonus arrangements for certain experts and related staff, partially offset by lower performance bonuses for professional staff due to lower utilization in the first quarter of 2007 as compared to the first quarter of 2006.

Contributing to the increase in costs of services was an increase in amortization of signing and performance bonuses of $741,000, or 35%, to $2.8 million from $2.1 million in the first quarter of 2006. The increase in amortization is primarily due to the recognition of $25.6 million of additional signing and performance bonuses since March 31, 2006.  We also expect continued use of signing and performance bonuses in the future in order to recruit and retain key experts.

Operating expenses

Operating expenses in the first quarter of 2007 increased $4.8 million, or 25%, to $23.7 million from $18.9 million for the same quarter of 2006. Contributing to the increase in general and administrative expenses was $1.9 million of salary, bonus and related payroll taxes due primarily to overall salary increases and the addition of 31 administrative staff since March 2006. The increase in our administrative staffing has resulted from our need to accommodate the growth in our domestic and international operations. Equity-based compensation expense increased $65,000 under SFAS No. 123(R). Bonus compensation for management and administrative staff of $850,000 for the first quarter of 2007 increased by $215,000 over the first quarter of 2006, primarily due to the increase in headcount.  Recruiting fees in connection with hiring experts and professional staff increased by $456,000 in the first quarter of 2007 as compared to the first quarter of 2006.  We anticipate we will continue to incur fees for recruiting as we continue to hire high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.

Our facilities costs increased $571,000 in connection with the expansion of existing offices and a net increase in office count of one, from 34 offices at March 31, 2006 to 35 offices as a March 31, 2007. We added four additional offices in connection with our acquisitions of Mack Barclay and Secura; and we closed two offices in connection with our stockholder value recovery plan implemented in the first quarter of 2007, and we expect to close another office in July 2007.  Costs related to computers, telecommunications and supplies increased $372,000 due to increased personnel and the growth in our operations. Depreciation and amortization expense increased $352,000 due to equipment and software additions necessary to support the growth in our operations. Amortization of intangible assets increased by $81,000, primarily due to the intangible assets acquired in connection with the acquisitions of Mack Barclay in May 2006.  Amortization of intangible assets is expected to increase by $190,000 in the second quarter 2007 related to the acquisition of Secura in March 2007.  Marketing and related costs increased $185,000 as the result of our expanded marketing activities and branding initiatives designed to increase the awareness of the LECG brand. Outside services including legal, accounting and personnel service fees increased $669,000; which include increases for human resource consulting and legal fees offset by a decrease of $317,000 of expenses incurred in connection with our unsuccessful efforts to make a significant acquisition in the first quarter of 2006. Travel and related expenses increased by $312,000 primarily due to increased travel by management.

Interest and other income, net

Interest and other income, net increased in the first quarter of 2007 by $44,000, or 40%, to $154,000 from $110,000 in the first quarter of 2006.  The increase was primarily due to a $64,000 gain on the termination of our Korean joint venture and a $39,000 decrease in net deferred compensation plan expense; partially offset by a decrease in interest income of $44,000 due to lower cash balances.  Interest expense will increase in the second quarter of 2007 due to borrowings of $5.0 million in March 2007 and $5.0 million in April 2007 under our revolving credit facility.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our effective tax rate for the quarter ended March 31, 2007 is approximately 40.5% and have recognized income tax expense of $2.2 million for the first quarter of 2007. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised or when stock purchased under our Employee Stock Purchase Plan is sold prior to the end of the required holding period. We have recognized a reduction of current taxes payable of $1.1 million for options exercised in the first quarter of 2007 and have reduced deferred tax assets by $34,000 and increased additional paid in capital by $1.1 million.  Our adoption of FIN 48 effective January 1, 2007 did not impact our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had $11.5 million in cash and cash equivalents, primarily in money market accounts. Our primary financing need will continue to be to fund our operations and future acquisitions. Important elements of our business are the recruitment of additional experts and our expansion into new geographical areas and service areas, and the retention of key experts. We expect to continue to search and acquire top-level experts and talented professional staff in order to deepen our existing areas of service and add new ones through a mix of individual hires, group hires and acquisitions. Our March 2007 acquisition of Secura included the addition of 9 experts and 6 professional staff.

Our current sources of liquidity are our cash on hand, cash generated by operations before payment of signing and performance bonus payments and our revolving credit facility, which expires December 2011 and provides for a maximum borrowing capacity of $100 million of which $25 million can be used to secure letters of credit.  The facility includes the option, subject to conditions, to increase the line to $200 million over the life of the facility.    At March 31, 2007, we had outstanding borrowings of $5.0 million under our revolving credit facility, and we had outstanding letters of credit of $1.7 million.

Net cash used by operations in the quarter ended March 31, 2007 was $6.2 million compared to $182,000 used by operations in the quarter ended March 31, 2006. The primary sources and uses of cash from operations in the quarter ended March 31, 2007 were net income of $3.3 million, which included non-cash expenses of $7.7 million  We paid $11.1 million in signing and performance bonuses in the quarter ended March 31, 2007.  Signing bonuses and bonuses with performance criteria are an integral part of our recruitment and retention effort, and amounts paid in future periods to recruit and retain top level talent could continue to be a significant use of our cash.  Substantially all of the signing bonuses and certain performance bonuses issued have vesting periods ranging from one to 15 years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient voluntary leaves or is terminated for cause prior to the end of the vesting period. Other cash used by operations includes a $7.8 million increase in our accounts receivable as a result of the increase in expert and professional staff revenue and the timing of our collections. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy, and international operations.

Net cash used by operating activities in the quarter ended March 31, 2006 resulted from net income of $5.5 million, which included non-cash expenses of $5.2 million.  Adding to cash flow from operations was a $5.0 million increase in accrued compensation due to the timing of payments to experts and bonus accruals.   This was offset by an increase in accounts receivable of $8.2 million and payments of $8.0 million for signing bonuses in the quarter ended March 31, 2006.

Net cash used by investing activities was $16.6 million for the quarter ended March 31, 2007 as compared to $4.4 million for the quarter ended March 31, 2006. Cash used in investing activities included the following acquisition related payments (in thousands):

	Quarter ended March 31,
	2007	2006
Payment in connection with acquisitions (net of cash acquired and including transaction costs):
Secura	$9,117	$—
Other (1)	54	218

Performance based payments:
EA	1,863	1,803
LRTS	847	1,510
WAG	1,227	—
Cook	243	—
Neilson	1,184	—
Lancaster	372	—
Total performance based payments	5,736	3,313
Total acquisition related payments	$14,907	$3,531

(1)  Finalization of transaction costs incurred.

Investing activities in the quarter ended March 31, 2007 also included investments in leasehold improvements and fixed assets of $1.7 million, related primarily to hardware and software additions. We invested $941,000 in leasehold improvements and hardware and software costs associated with our internal systems and operations in the quarter ended March 31, 2006.

Net cash provided by financing activities for the quarter ended March 31, 2007 was $7.7 million, consisting primarily of $5.0 million of borrowings under our revolving line of credit, $1.7 million of proceeds from the exercise of options and $1.1 million of tax benefit from option exercises and equity compensation plans.

Net cash provided by financing activities for quarter ended March 31, 2006 was $1.0 million, consisting primarily of $412,000 of proceeds from the exercise of options and $593,000 of tax benefit from option exercises and equity compensation plans.

Commitments Related to Acquisitions and Certain Experts

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if specified performance targets are achieved.  The following summarizes commitments in connection with our acquisitions and certain expert agreements as of March 31, 2007.  (See Note 9 of the condensed consolidated financial statements contained in this Quarterly Report on form 10-Q for a schedule of additional purchase price recognized in the quarter ended March 31, 2007.)

In connection with our March 2007 acquisition of Secura, if specified performance targets are achieved through December 2010, we will make an additional payment of up to $2.5 million after December 2010.

In connection with our May 2006 acquisition of Mack Barclay, as a result of achieving specified performance targets through March 31, 2007, we will pay $1.9 million in July 2007.  If additional specified annual performance targets are achieved through April 2011, we will make additional payments of up to $6.9 million by no later than July 2011.

In connection with our December 2005 acquisition of Lancaster, as a result of achieving specified performance targets through March 31, 2007, we will pay $79,000 in March 2008.  If additional specified annual performance targets are achieved through December 2009, we will make additional payments of up to $899,000 by no later than March 2010.

In connection with our December 2005 acquisition of Beach, as a result of achieving specified performance targets through March 31, 2007, we will make an additional payment of $500,000 in 2007.

In connection with our November 2005 acquisition of the business of Neilson, as a result of achieving specified performance targets through March 31, 2007, we will pay $725,000 in January 2008.  If additional specified performance targets are achieved through October 2010, we will make additional payments of up to $1.8 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in January 2011 if higher targets are met by no later than October 2010.

In connection with our August 2005 acquisition of the business of Bates, as a result of achieving specified performance targets through March 31, 2007, we will pay $3.3 million in September 2007.  If additional specified performance targets are achieved through July 2011, we will make additional payments of up to $6.3 million by no later than September 2011.

In connection with our March 2005 acquisition of Cook, as a result of achieving specified performance targets through March 31, 2007, we will pay $93,000 in March 2008.  If specified performance targets are achieved through December 2008, we will make additional payments of up to $664,000 by no later than March 2009.

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

In connection with our March 2004 acquisition of EA, additional payments of up to $2.0 million will also be made by March 2009 if certain higher performance targets are achieved through December 2008.

In connection with our March 2004 acquisition of LRTS, as a result of achieving specified performance targets through March 31, 2007, we will pay $98,000 in February 2008.  If additional specified performance targets are achieved through February 2008, we will made additional payments of up to $1.1 million by no later than April 2008.

In connection with our August 2003 acquisition of CFES, as a result of achieving specified annual performance targets through December 31, 2006, we will pay $1.9 million in August 2007.  In addition, if specified performance targets are achieved through July 2007, we will pay bonus compensation of up to $580,000 in August 2007.

In connection with the hiring of certain experts in August 2006, if specified performance targets are achieved by 2011, we will make performance bonus payments of up to $5.0 million, which would be amortized over periods ranging from four to seven years.

In connection with the retention of a certain expert, we made a performance payment of $5.0 million in April 2007, which will be amortized over five years.

Revolving credit Facility

Our revolving credit facility provides for maximum borrowings of $100 million, of which $25 million is available for letters of credit.  As of March 31, 2007, we had $5.0 million of outstanding borrowings under this facility, and $1.7 million of outstanding letters of credit.  The interest rate is determined at the time of each borrowing based on the greater of the prime rate or the federal funds rate plus 0.5%.  The rate in effect at March 31, 2007 was 8.25%.  The facility also provides for annual commitment fees of 0.10%-0.20% on the unused portion of the facility.

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

Interest rate risk

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature and interest on our short-term borrowings is based on the greater of the prime rate or the federal funds rate plus 0.5%. Due to the nature of our short-term investments and borrowings, we have concluded that we do not have material interest rate exposure.

Our investment policy requires us to invest funds in excess of current operating requirements. As of March 31, 2007, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have operations in Argentina, Belgium, Canada, Italy, New Zealand, France, Spain and the United Kingdom.  Commercial bank accounts denominated in the local currency for operating purposes are maintained in each area. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate 10%, we believe that our results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures

Our management assessed the effectiveness of our disclosure controls and procedures (as defined in Rule 13q-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006.  The assessment was set forth in our “Management Report on Internal Control over Financial Reporting,” Part II, Item 9A, “Controls and Procedures” in our 2006 Form 10-K.  This assessment identified the following “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) in our internal control over financial reporting as of December 31, 2006:

“We discovered errors in connection with certain specific compensation model calculations.   These errors were the result of the failure to include certain amounts attributable to two groups of experts when calculating compensation under their respective gross margin models.   There is a high degree of complexity inherent in these calculations, singularity in the underlying agreements and a large volume of revenue and expense data required to be extracted from our accounting system over multiple entities within LECG before the calculation of compensation can be performed.  Moreover, we discovered errors in the calculation of certain performance-based acquisition liabilities (earnouts) and goodwill.   The calculation of earnouts has similarities to those of the expert compensation models in that they are complex, lack standardization and require extracting large amounts of data from our accounting system based on the terms of the agreements governing the earnouts.”

(b)                                 Remediation status

We have taken initial steps to address the control weakness assessed as of December 31, 2006 by modifying our process for extracting the requisite data used in calculating compensation expense that led to the errors in the

2005 and 2006 calculations.  We believe that the modification will significantly decrease the likelihood that data will be excluded from any individual period’s calculation when fully implemented.  We will also continue to review and modify our processes and procedures to further strengthen points of control in connection with all expert compensation calculations.  This will involve reviewing and mapping all operational processes in connection with gathering and aggregating revenue and expense data and putting new controls in place to provide better assurance that the resulting financial information is accurate and produced in a timely manner.

(c)                                  Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  .

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

As of December 31, 2006, management assessed that the Company did not maintain effective internal control over financial reporting as the result of a material weakness in connection with the calculation of certain complex, non-standard compensation arrangements and certain performance-based business acquisition payments. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the trading price of our common stock.

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

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of this material weakness in our internal control over financial reporting, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. In the event that we do not adequately remedy this material weakness, and if we fail to maintain proper and effective internal controls in future periods, our ability to provide timely and reliable financial results would suffer and investors would lose confidence in our reported financial information, which may have an adverse effect on the trading price of our common stock.  See Item 4. Controls and Procedures for further discussion of internal control over financial reporting.

The implementation of our stockholder value recovery program, which has involved workforce reductions, office closures and increased costs of services,  may disrupt our business and may not successfully achieve improved longer-term operating results.

We began implementation of a stockholder value recovery program in March 2007 in an effort to improve the profit contribution of our experts and professional staff, and ultimately improve our longer-term operating results. In connection with this program, we incurred a restructuring charge included in cost of services in the first quarter of 2007, including one-time termination benefits and write-offs, and we expect to incur an additional restructuring charge of approximately $200,000 in the second quarter of 2007.   We have taken, and will continue to take, actions to improve longer-term operating results in furtherance of this program. Those actions have included, and may in the future include, reductions in our workforce and closure of facilities. As a result of these actions, the employment of some experts and professional staff with unique skills may be terminated and other employees may, in the future, leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, we may experience morale issues, revenue loss and we may not achieve the improved longer-term operating results that our program intends to achieve.

Our financial results could suffer if we are unable to successfully attract, integrate and retain our experts and professional staff.

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts without non-compete agreements can terminate their relationship with us at any time and immediately begin to compete against us. Five experts accounted for 17% of our revenues in 2006 and 16% in the first quarter of 2007. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results. In addition, if we are unable to retain groups of experts and their staff associated with an acquisition, this could materially harm our business and financial results.

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

Conversely, projects may be initiated or expanded suddenly, and we may not be able to adequately manage the demands placed upon our experts and staff when that occurs. This could result in inefficiencies and additional time spent on engagements by our experts and staff that we may not be able to bill and collect. For example, in 2006 and in the first quarter of 2007 we experienced an increase in work performed that we considered uncollectible, a part of which was the result of our failure to successfully manage certain engagements as well as we had done historically.  If we are unable to successfully manage the requirements and time spent by experts and staff on engagements, our financial results may be adversely impacted.

If we are unable to manage the growth of our business successfully, our financial results and business prospects could suffer.

Over the past several years, we have experienced significant growth in the number of our experts and professional staff. We have also expanded our practice areas and have opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. For example, in 2006 and 2007, we hired professional staff ahead of work which requires us to then terminate employees who are underutilized. For example, in 2006 we experienced increased and unplanned selling, general and administrative costs. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth and maintain our capability of complying with existing and new regulatory requirements, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability.

As a company subject to public company reporting requirements, we must be able to issue accurate financial reports and disclosures within prescribed timeframes. We have designed our internal disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurance that these controls and procedures will meet their objectives; however, even well designed and operated controls and procedures are susceptible to inherent limitations. These inherent limitations potentially include faulty assumptions in the design of the controls and procedures, fraud by individuals and errors or mistakes by those overseeing the controls procedures. For the year ended December 31, 2006,  we assessed a material weakness in connection with the calculation of certain complex compensation arrangements and business acquisition performance-based payments. We may be unable to successfully implement improvements to our information and financial control systems in an efficient or timely manner and may discover additional deficiencies in existing systems and controls. Moreover, as we acquire new businesses, we will need to integrate their financial reporting systems into ours, including our disclosure controls and procedures.

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 23% and 20%of our billings in 2006 and the first quarter of 2007, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 21% and 18% of our billings in 2006 and the first quarter of 2007, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We currently have operations in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 14% in 2006 and 16% in the first quarter of 2007. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

We have a dispute with Navigant Consulting, Inc. arising out of our management led buyout of certain assets and liabilities of LECG, Inc. from Navigant Consulting and LECG, Inc. See Footnote 10. Legal Proceedings for further details. If Navigant Consulting initiates legal proceedings against us, a decision against us could harm our financial results and financial position.

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts. See Footnote 10. Legal Proceedings for further details. A decision against us in this matter could harm our financial results and financial position.

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

ITEM 5.  OTHER INFORMATION

On May 10, 2007, we filed a Current Report on Form 8-K to report a reportable event under Item 2.05  Costs Associated with Exit or Disposal Activities that occurred on March 21, 2007.  The reportable event is described below.

In February 2007, the LECG Board of Directors approved a program of activities designed to increase profitability and stockholder value.  This program includes expert headcount reduction based on the analysis of practice group and individual expert contribution margins, staff leverage, and our corporate strategic direction.   The program also includes increased controls over spending and, in response to lower than historical professional staff utilization rates, office closures, more stringent acquisition evaluation, and professional staff headcount reduction through both attrition and involuntary terminations.

In the quarter ended March 31, 2007, in connection with our stockholder value recovery plan, we recognized a restructuring charge totaling $1,638,000 related to the termination of 21 experts, which was comprised of one-time termination benefits of $258,000 which will be paid in the second quarter of 2007, the write-off of $936,000 of unamortized signing bonuses and the write-off of $444,000 of expert advances paid in excess of expert fees earned.  The total restructuring charge recognized in the quarter ended March 31, 2007 is included in cost of services in the condensed consolidated income statement.  We expect to incur an additional restructuring charge of approximately $200,000 in the quarter ended June 30, 2007, comprised of additional one-time termination benefits for certain experts identified above who received notification of their termination during the second quarter of 2007. We closed two offices in the quarter ended March 31, 2007, but there were no costs associated with such closures included in the restructuring charge, as the closures coincided with the expiration of the respective lease terms.

We expect to terminate approximately 50 professional staff by June 30, 2007, and anticipate closing one office in July 2007.  The costs associated with the termination of professional staff will be primarily salary and benefits incurred during the notice periods given to employees, which will be recognized when accrual criteria are met.  There are no significant facility-related charges as the office closure coincides with the expiration of the lease term.

We estimate annualized savings of approximately $4.0 million of salary and benefit costs from the termination of these 21 experts.  We also estimate annualized savings of approximately $4.0 million of salary and benefit costs from the termination of approximately 50 professional staff by June 30, 2007.  Finally, we estimate annualized savings of approximately $250,000 of rent expense following the closure of three offices.

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

*3.6	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
*4.1	Form of the Registrant’s Common Stock Certificate
†10.76	Senior Management Agreement between LECG Corporation and Michael J. Jeffery, entered into on April 13, 2007 and effective as of March 1, 2007
10.77	Asset Purchase Agreement entered into as of March 9, 2007 by and among LECG Corporation, LECG, LLC, The Secura Group, L.L.C., and other persons identified therein (1)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal executive officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal financial officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated by the mark ***. This Exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended

*  Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No.333-108189), as amended.

†  Incorporated by reference to the same number exhibit filed with Registrant’s Current Report on Form 8K/A filed on May 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: May 10, 2007	/s/ Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

/s/ John C. Burke
Chief Financial Officer
(Principal Financial Officer)