Form 10-Q
period 2007-06-30
LECG CORP
filed 2007-08-08
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 25,272,562 shares of the registrant’s common stock outstanding.

LECG CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Six Months Ended June 30, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Quarter ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$95,322	$89,050	$190,784	$173,514
Cost of services	63,499	58,916	129,920	115,322
Gross profit	31,823	30,134	60,864	58,192
Operating expenses:
General and administrative expenses	22,570	17,956	44,379	35,353
Depreciation and amortization	1,790	1,726	3,686	3,189
Operating income	7,463	10,452	12,799	19,650
Interest and other expense (income), net	371	(43)	217	(153)
Income before income tax	7,092	10,495	12,582	19,803
Income tax provision	2,872	4,232	5,096	8,020
Net income	$4,220	$6,263	$7,486	$11,783

Net income per share:
Basic	$0.17	$0.26	$0.30	$0.49
Diluted	$0.17	$0.25	$0.29	$0.47
Share amounts:
Basic	25,111	24,276	24,986	24,206
Diluted	25,505	25,204	25,433	25,124

See notes to condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006
(in thousands, except share data)
(unaudited)

	June 30,	December, 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$10,492	$26,489
Accounts receivable, net of allowance of $793 and $906	118,813	107,585
Prepaid expenses	4,396	5,092
Deferred tax assets, net	3,827	3,877
Signing and performance bonuses - current portion	10,738	9,545
Income taxes receivable	3,227	5,481
Other current assets	4,932	2,494
Total current assets	156,425	160,563
Property and equipment, net	14,050	13,701
Goodwill	113,393	101,960
Other intangible assets, net	10,671	9,855
Signing and performance bonuses - long-term	30,706	28,265
Deferred compensation plan assets	13,997	10,925
Other long-term assets	1,551	1,884
Total assets	$340,793	$327,153

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$46,361	$50,852
Accounts payable and other accrued liabilities	7,842	8,011
Payable for business acquisitions - current portion	9,560	11,372
Revolving line of credit	2,000	—
Deferred revenue	3,151	2,487
Total current liabilities	68,914	72,722
Payable for business acquisitions - long-term	2,000	2,178
Deferred compensation plan obligations	14,830	11,550
Deferred tax liabilities	1,850	1,851
Other long-term liabilities	7,851	7,738

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,272,562 and 24,907,072 shares outstanding at June 30, 2007 and December 31, 2006, respectively	25	25
Additional paid-in capital	162,882	156,900
Accumulated other comprehensive income	1,646	880
Retained earnings	80,795	73,309
Total stockholders’ equity	245,348	231,114
Total liabilities and stockholders’ equity	$340,793	$327,153

See notes to condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$7,486	$11,783
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	108	139
Depreciation and amortization of property and equipment	2,246	1,680
Amortization of other intangibles	1,440	1,509
Signing and performance bonuses paid	(16,988)	(8,967)
Amortization of signing and performance bonuses	5,899	4,079
Non cash restructuring charge	2,433	—
Tax benefit from option exercises and equity compensation plans	48	277
Equity-based compensation	3,010	3,269
Deferred rent	115	153
Other	(34)	(20)
Changes in assets and liabilities:
Accounts receivable	(11,336)	(18,605)
Prepaid and other current assets	(2,085)	1,838
Accounts payable and other accrued liabilities	(141)	979
Income taxes	2,227	(5,609)
Accrued compensation	900	3,917
Deferred revenue	281	196
Deferred compensation plan assets, net of plan obligations	209	173
Other assets	379	118
Other liabilities	20	—
Net cash used in operating activities	(3,783)	(3,091)
Cash flows from investing activities
Business acquisitions, net of acquired cash	(15,481)	(16,671)
Purchases of property and equipment	(2,491)	(1,670)
Other	36	35
Net cash used in investing activities	(17,936)	(18,306)
Cash flows from financing activities
Borrowings from revolving credit facility	10,000	—
Repayments under revolving credit facility	(8,000)	—
Exercise of stock options	1,693	1,462
Proceeds from issuance of stock - employee stock plan	110	160
Tax benefit from option exercises and equity compensation plans	1,094	598
Other	59	—
Net cash provided by financing activities	4,956	2,220
Effect of exchange rates on changes in cash	766	441
Decrease in cash and cash equivalents	(15,997)	(18,736)
Cash and cash equivalents, beginning of year	26,489	35,722
Cash and cash equivalents, end of period	$10,492	$16,986
Supplemental disclosure
Cash paid for interest	$184	$117
Cash paid for income taxes	$1,725	$12,302
Non cash investing and financing activities
Fair value of common stock issued for acquisitions	$0	$250

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

The condensed consolidated statements of income for the quarters and six months ended June 30, 2007 and 2006, the condensed consolidated balance sheet as of June 30, 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows.  The December 31, 2006 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the 2006 Annual Report on Form 10-K.

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

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company does not presently have any financial assets or liabilities that it would elect to measure at fair value, and therefore the Company expects this standard will have no impact on its financial statements.

3.                                      Significant accounting policies

Revenue recognition

Revenue includes all amounts earned that are billed or billable to clients, including reimbursable expenses, and has been reduced for amounts related to work performed that are estimated to be unrealizable. Revenue primarily arises from time and material contracts, and is recognized in the period in which the services are performed. Expert revenue consists of revenue generated by experts who are employees of the Company as well as revenue generated by experts who are independent contractors. There is no operating, business or other substantive distinction between the Company’s employee experts and the Company’s exclusive independent contractor experts.

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

The Company is entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised, and when stock purchased through its Employee Stock Purchase Plan (“ESPP”) is sold prior to the end of the required holding period.  As a result of options exercised in the quarter ended June 30, 2007, the Company recognized a reduction of current taxes payable of $57,000 and reduced its deferred tax assets by $14,000 and increased its additional paid in capital by $43,000.  As a result of options exercised in the six months ended June 30, 2007, the Company recognized a reduction of current taxes payable of $1.1 million and reduced its deferred tax assets by $48,000 and increased its additional paid in capital by $1.1 million.

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.  In addition, the Company recognizes interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  As of June 30, 2007, the Company has not recorded any accrued interest related to uncertain tax positions

Equity-based compensation

The Company adopted SFAS No.123(R), Share-Based Payment on January 1, 2006 to account for equity-based compensation.  Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. Upon adoption of SFAS No. 123(R), the Company elected the modified prospective method of transition, which requires the recognition of compensation expense beginning in 2006 for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amount. The Company had previously used the Black-Scholes option pricing model for disclosure requirements under SFAS No. 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and continues to use this option pricing model to value new option grants. The Company has elected the “short-form” method to calculate excess tax benefits available for use in offsetting future tax shortfalls in accordance with FASB Staff Position No. 123(R)-3. See Note 6.

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

4.                                      Revisions to Previously Issued 2006 Quarterly Financial Statements.

In December 2006, the Company applied Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The Company applied SAB 108 to errors it discovered in its previously issued 2005 annual and 2006 quarterly financial statements in connection with certain specific expert compensation model calculations.  These errors were the result of the failure to include certain amounts attributed to two groups of experts when calculating compensation under their respective gross margin models.  Based on an analysis of the errors performed in accordance with SAB 108, the Company concluded that the effect of the errors was not material to any of the individual periods’ income statements or balance sheets.  As such, the Company recorded the 2005 correction of $250,000 as a cumulative effect adjustment to the fiscal year 2006 beginning balance sheet.  In the Notes to Consolidated Financial Statements included in the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission, the Company reported the revisions to its previously issued financial statements for the quarters ended June 30, 2006 and September 30, 2006.  The condensed consolidated financial statements for prior periods appearing in this Form

10-Q include the following revisions that were made to reflect the correction of the errors noted in accordance with SAB 108: (i) a $353,000 decrease to gross profit, operating income and income before income taxes, (ii) a $210,000 decrease to net income, and (iii) a $0.01 decrease to net income per basic share and to net income per diluted share.

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

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$4,220	$6,263	$7,486	$11,783

Weighted average shares outstanding:
Basic	25,111	24,276	24,986	24,206
Effect of dilutive stock options and unvested restricted stock	394	928	447	918
Diluted	25,505	25,204	25,433	25,124

Net income
Basic	$0.17	$0.26	$0.30	$0.49
Diluted	$0.17	$0.25	$0.29	$0.47

A total of 4.2 million shares were excluded from the calculation of diluted net income per share for both the quarter and six months ended June 30, 2007, as these shares were antidilutive. A total of 3.2 million shares and 3.1 million shares were excluded from the calculation of diluted net income per share for the quarter and six months ended June 30, 2006, respectively, as these shares were antidilutive.

6.                                      Equity-based compensation

LECG adopted SFAS No. 123(R), Share-Based Compensation as of January 1, 2006, and has elected to use the modified prospective method for accounting for equity-based compensation, which requires companies to record compensation expense for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption, and to record compensation expense for any awards issued, modified or settled after January 1, 2006. The Company has elected to use the “short-form” method to calculate excess tax benefits available for use in offsetting future tax shortfalls in accordance with FASB Staff Position No. 123(R)-3. The following table summarizes equity-based compensation and its effect on net income and net income per share (in thousands except per share data):

	Quarter ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Cost of services
Options	$727	$967	$1,502	$1,868
Restricted stock	101	101	203	203
Total cost of services	828	1,068	1,705	2,071
General and administrative
Options	601	580	1,263	1,198
Restricted stock	21	—	42	—
Total general and administrative	622	580	1,305	1,198
Equity-based compensation effect on income before income tax	1,450	1,648	3,010	3,269
Income tax provision (benefit)	(587)	(667)	(1,219)	(1,324)
Equity-based compensation effect in net income	$863	$981	$1,791	$1,945

Equity-based compensation effect in net income per share:

Basic	$0.03	$0.04	$0.07	$0.08
Diluted	$0.03	$0.04	$0.07	$0.08

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

The Board of Directors did not approve any additional shares for the Plan for 2007.  As of June 30, 2007, 1,068,525 shares were available for grant under the Plan.

Options issued under the Plan have an exercise price equal to or, in certain cases, greater than the closing market price of the underlying stock on the date of grant. Vesting is based on service periods that range from 10 months to 9.5 years, with five and seven years being the most common. Options granted under the Plan generally expire ten years from the date of grant.  On May 1, 2007, the Company granted options to purchase 50,000 shares of common stock to its Chief Executive Officer, of which options to purchase 25,000 shares immediately vested on May 1, 2007 and options to purchase 25,000 shares will vest on March 1, 2008.

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

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Expected volatility	38.1%	37.9%	38.1% - 38.7%	37.9% - 39.7%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.0 - 5.5	5.9 - 10.0	5.0 - 7.0	5.9 - 10.0
Risk-free interest rate	4.9%	5.0% - 5.1%	4.5% - 4.9%	4.3% - 5.1%

The following table summarizes option activity during the six months ended June 30, 2007:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term	Aggregate intrinsic value
Outstanding at January 1, 2007	5,294,990	$16.54
Granted	70,000	14.79
Exercised	(343,567)	4.87
Forfeited or canceled	(113,221)	18.16
Outstanding at June 30, 2007	4,908,202	17.29	6.52	7,231,220
Exercisable at June 30, 2007	2,141,479	$13.22	5.60	7,211,320
Vested or expected to vest at June 30, 2007	4,622,380	$17.07	6.48	7,229,651

The weighted-average grant-date fair value of options granted during the quarter and six months ended June 30, 2007 was $6.34 and $6.52, respectively and $9.20 and $8.86 for the quarter and six months ended June 30, 2006, respectively. The total intrinsic value of options exercised during the quarter and six months ended June 30, 2007 was $141,000 and $2.8 million, respectively and $700,000 and $2.2 million for the quarter and six months ended June 30, 2006, respectively.

As of June 30, 2007, total unrecognized compensation cost related to non-vested options granted under the Plan was approximately $20.6 million, which is expected to be recognized over a weighted average period of 4.9 years.

Cash received from the exercise of options was $36,000 and $1.7 million for the quarter and six months ended June 30, 2007, respectively, and $1.0 million and $1.5 million for the quarter and six months ended June 20, 2006, respectively.  The actual income tax benefit realized from the exercise of options was $57,000 and $1.1 million for the quarter and six months ended June 30, 2007, respectively, and $283,000 and $875,000 for the quarter and six months ended June 30, 2006, respectively.

Restricted Stock

The Company issued 140,625 shares of its common stock on August 1, 2003 to certain employees of the Company at a grant date fair value of $14.40, of which 112,500 shares cliff-vested on August 1, 2007 and 28,125 shares will cliff-vest on August 1, 2008, provided these individuals are employed by LECG through that date. The equity-based compensation cost recognized in connection with these shares was $101,000 for each of the quarters ended June 30, 2007 and 2006, and $203,000 for each of the six months ended June 30, 2007 and 2006, all of which was included in cost of services. As of June 30, 2007, total unrecognized compensation cost related to restricted stock was $439,000, which is expected to be recognized over 1.1 years.

The Company issued 14,000 of its common stock on January 1, 2007 to four officers of the Company at a grant date fair value of $18.47, of which 9,000 shares will cliff-vest on January 1, 2010 provided three individuals are employed by LECG through that date, and 5,000 shares will cliff-vest between June 25, 2008 and January 1, 2010, provided that an individual is employed by LECG through June 25, 2008.  The equity-based compensation cost recognized in connection with these shares was $21,000 and $42,000 for the quarter and six months ended June 30, 2007, respectively, all of which was included in general and administrative expenses.  As of June 30, 2007, total unrecognized compensation cost related to restricted stock was $216,000 which is expected to be recognized over 2.5 years.

The following table summarizes restricted stock activity during the six months ended June 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	140,625	$14.40
Granted	14,000	18.47
Outstanding at June 30, 2007	154,625	$14.77

7.                                      Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income is as follows (in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income - as reported	$4,220	$6,263	$7,486	$11,783
Foreign currency translation gain (loss)	690	317	766	441
Comprehensive income	$4,910	$6,580	$8,252	$12,224

8.                                      Goodwill and other intangible assets

The Company accounts for its acquisitions in accordance with SFAS No. 141, Business Combinations.  Goodwill reflects the excess of purchase price over fair value of identifiable net assets acquired. Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangible assets were recorded related to acquisitions made through June 30, 2007.  Goodwill recognized as a result of the Company’s acquisitions was attributable to the intellectual capital of the respective acquired workforce. The acquired businesses consist almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals.

SFAS No. 142, Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable.  For purposes of testing for impairment of goodwill, the Company determined that it has one reporting unit based on several factors, one of which was the similarity of operations throughout its individual offices. The Company evaluates its acquisitions on an individual basis to determine if the business acquired represents a separate reporting unit, as defined by SFAS No. 142, Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. To date, the Company’s business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units.  Factors that the Company considers important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends.  If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of discounted future cash flows or some other basis such as its quoted market price and measure the amount of impairment based on fair value.  For the 2006 annual goodwill impairment test, the Company used the quoted market price of our common stock and compared its fair value to the carrying value of its equity.  At October 1, 2006, the Company concluded that there was no impairment to its goodwill.

If a portion of a reporting unit that constitutes a business were to be disposed of by sale or abandonment, goodwill associated with that business would be included in the carrying amount of that business in determining the gain or loss on disposal.

Changes in the carrying amount of goodwill are as follows (in thousands):

	Six months ended June 30,
	2007	2006
Balance at beginning of year	$101,960	$77,133
Acquisitions (See Note 9)	7,150	11,138
Additional performance -based component of acquisitions (See Note 9)	4,283	5,545
Other (1)	—	349
Balance at June 30,	$113,393	$94,165

(1)  “Other” represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, customer contracts, non-competition agreements and trade processes and are generally amortized over periods ranging from 10 months to 20 years. Other intangible assets as of June 30, 2007 were (in thousands):

		Accumulated
	Gross	Amortization	Net

Customer relationships	$10,500	$(1,871)	$8,629
Customer contracts	730	(491)	239
Other identifiable intangible assets	2,286	(483)	1,803
Total	$13,516	$(2,845)	$10,671

The estimated future amortization expense of other intangible assets as of June 30, 2007 is as follows (in thousands):

2007	$975
2008	1,452
2009	1,446
2010	1,441
2011	1,390
Thereafter	3,967
Total	$10,671

The Company assesses the impairment of its other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the Company determines that the carrying value of an intangible asset may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

9.                                      Business acquisitions

Effective March 16, 2007, the Company acquired substantially all of the assets of The Secura Group, LLC (“Secura”) a privately held expert, consulting and regulatory compliance services firm specializing in the financial services industry.  The purchase price was comprised of $9.5 million paid in cash at closing. The preliminary allocation of the purchase price, including an estimated $79,000 of acquisition costs, was allocated as follows and is subject to finalization of assumed liabilities and transaction costs.

•                                          $7.2 million to goodwill,

•                                          $1.8 million to customer relationships (nine-year amortization)

•                                           $350,000 to contract rights (nine-month amortization)

•                                           $106,000 to other intangible assets (48 to 60-month amortization)

•                                          $173,000 to net current assets and equipment.

If specified annual performance targets are achieved through December 2010, the Company will make additional payments of up to $2.5 million as soon as practical after December 2010.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s May 2006 acquisition of BMB Mack Barclay, Inc. (“Mack Barclay”), as a result of achieving specified performance targets through April 30, 2007, the Company recognized $1.8 million of additional goodwill ($604,000 in the six months ended June 30, 2007), which was paid in July 2007. As a result of achieving specified performance targets through June 30, 2007, the Company recognized $334,000 of additional goodwill, to be paid in July 2008. If additional specified annual performance targets are achieved through April 2011, the Company will make additional payments of up to $6.6 million by no later than July 2011. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s December 2005 acquisition of Lancaster Consulting LLC (“Lancaster”), as a result of achieving specified performance targets through December 31, 2006, the Company paid $372,000 in March 2007.  As a result of achieving specified performance targets through June 30, 2007, the Company recognized $85,000 of additional goodwill, to be paid in March 2008. If additional specified performance targets are achieved through December 2009, the Company will make additional payments of up to $893,000 by no later than March 2010.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s December 2005 acquisition of Beach & Company International LP (“Beach”), as a result of achieving specified performance targets through March 31, 2007, the Company recognized $500,000 of additional goodwill, which was paid in May 2007.

In connection with the Company’s November 2005 acquisition of Neilson Elggren LLP (“Neilson”), as a result of achieving specified performance targets through October 2006, the Company paid $1.2 million in March 2007. As a result of achieving specified performance targets through June 30, 2007, the Company recognized $841,000 of additional goodwill ($656,000 in the six months ended June 30, 2007), to be paid in January 2008. If additional specified annual performance targets are achieved through October 2010, the Company will make additional payments of up to $1.7 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in January 2011 if higher targets are met by no later than October 2010.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s August 2005 acquisition of  Bates Private Capital Incorporated (“Bates”), as a result of achieving specified performance targets through June 30, 2007, the Company recognized $4.4 million of additional goodwill ($1.9 million in the six months ended June 30, 2007), to be paid in September 2007. If additional specified annual performance targets are achieved through July 2011, the Company will make additional payments of up to $5.2 million by no later than September 2011.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s March 2005 acquisition of J. Philip Cook & Associate, Inc. (“Cook”), as a result of achieving specified performance targets through December 31, 2006, the Company paid $243,000 in February 2007.  If additional specified performance targets are achieved through December 2008, the Company will make additional payments of up to $757,000 by no later than March 2009. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

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

In connection with the Company’s March 2004 acquisition of Low Rosen Taylor Soriano (“LRTS”), as a result of achieving specified performance targets through December 31, 2006, the Company paid $847,000 in February 2007.  As a result of achieving specified performance targets through June 30, 2007, the Company recognized $146,000 of additional goodwill, to be paid in February 2008. If additional specified performance targets are achieved through February 2009, the Company will make additional payments of up to $1.1 million by no later than April 2009.  Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s August 2003 acquisition of Center for Forensic Economic Studies (“CFES”), as result of achieving specified performance targets through December 31, 2006, the Company paid $1.9 million in August 2007. In addition, as specified performance targets were achieved through July 2007, the Company paid bonus compensation of $580,000 in August 2007.

The balance and changes in the carrying amount of goodwill are as follows (in thousands):

	Six months ended June 30,
	2007	2006
Balance in goodwill at beginning of year	$101,960	$77,133
Goodwill recognized in connection with the initial acquisition:
Mack Barclay	—	11,138
Secura	7,150	—

Goodwill recognized in connection with performance-based component of acquisitions:
CFES	—	1,856
Bates	1,941	1,744
Neilson	656	731
LRTS	146	715
Mack Barclay	938	276
EA	14	73
Lancaster	85	150
WAG	3	—
Beach	500	—
Other (1)	—	349
Balance in goodwill at June 30,	$113,393	$94,165

(1)  “Other” represents finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

10.                               Commitments and contingencies

Legal proceedings

In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. (“MMC”) filed a complaint against the Company and one of its experts. This action arises out of the Company’s hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that the Company interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by the Company. and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint. Expert discovery in the case has been completed and the parties have agreed on a briefing and hearing schedule for summary judgment motions; a decision on motions for summary judgment is not expected before the fourth quarter of 2007.  The Company anticipates that if this dispute goes to trial, it will not occur earlier than the fourth quarter 2007. The Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

Business acquisitions and certain expert hires

The Company has made commitments in connection with its acquisitions and certain expert agreements that will require the Company to make additional acquisition related payments and bonus compensations payments if specified performance targets are met. See Note 9 for commitments and contingencies related to the acquisitions of Secura, Mack Barclay, Lancaster, Neilson, Bates, Cook, SVEWG, EA, LRTS and CFES.

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

In connection with the hiring of certain experts in August 2006, if specified performance targets are achieved by 2011, the Company will make additional performance bonus payments of up to $5.0 million.  Any unearned portion of the individual bonuses will be recoverable in the event an expert voluntarily leaves the Company or is terminated for cause prior to August 2013.  The bonuses will be subject to amortization from the time the bonuses are recognized through August 2011.

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

In April 2007, the Company paid a performance bonus of $5.0 million to an expert..  The bonus is subject to recovery, and any unearned portion of the bonus is recoverable in the event the expert voluntarily leaves the Company or is terminated for cause prior to April 2012.  The bonus is subject to amortization over five years ending in April 2012 and is also subject to partial forfeiture in the event that certain performance criteria are not met.

11.                               Revolving credit facility

The Company has a revolving credit facility, which provides for maximum borrowings of $100.0 million, of which $25.0 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the revolving credit facility to $200 million over the life of the facility, which expires in December 2011. In 2006 and 2005, the Company paid $503,000 and $407,000 in loan acquisition fees and related costs, respectively, which are being amortized through December 31, 2011 and May 31, 2008, respectively.  As of June 30, 2007, the Company had $2.0 million of outstanding borrowings under this facility, and $1.7 million of outstanding letters of credit.  The interest rate is determined at the time of each borrowing on the basis of the greater of the prime rate or the federal funds rate plus 0.5%. The interest rate in effect for the revolving credit facility at June 30, 2007 was 8.25%.  The facility also provides for annual commitment fees of 0.10%-0.20% on the unused portion of the facility.

Borrowings under the revolving credit facility are subject to non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing and performance bonus payments made within a 12-month period.

12.                               Restructuring charges

In February 2007, the LECG Board of Directors approved an action program intended to increase profitability and stockholder value.  This value recovery plan includes (i) expert headcount reduction, based on the analysis of practice group and individual expert contribution margins, staff leverage, and the Company’s strategic direction, (ii) increased controls over general and administrative expenditures, including office closures, (iii) more stringent acquisition evaluation, and (iv) professional staff and administrative staff headcount reductions through both attrition and involuntary terminations.

In the quarter ended March 31, 2007, in connection with this value recovery plan, the Company recognized a restructuring charge totaling $1,638,000 related to the termination of 21 experts, which was comprised of (i) one-time termination benefits of $258,000, paid in the quarter ended June 30, 2007, (ii) the write-off of $936,000 of unamortized signing bonuses, and (iii) the write-off of $444,000 of expert advances paid in excess of expert fees earned.  Items (ii) and (iii) are non-cash charges. The total restructuring charge recognized in that quarter is reflected in “Cost of services” in the condensed consolidated income statement.  The Company also closed two offices in the quarter ended March 31, 2007, but there were no costs associated with the closures included in the restructuring charge, as the closures coincided with the expiration of the respective lease terms.

In the quarter ended June 30, 2007, also in connection with this value recovery plan, the Company recognized a restructuring charge totaling $2,308,000 related to the termination of 26 experts, 56 professional staff, and four administrative staff and the closure of three offices.  The total restructuring charge of $2,308,000 was comprised of (i) one-time termination benefits of $953,000, of which $508,000 was paid in the quarter ended June 30, 2007 and $445,000 will be paid in the quarter ending September 30, 2007, (ii) the write-off of $634,000 of unamortized signing bonuses, (iii) the write-off of $415,000 of expert advances paid in excess of expert fees earned, (iv) $302,000 of lease buyout and rent payments for office closures, of which $27,000 was paid in the quarter ended June 30, 2007 and $275,000 will be paid in the quarter ending September 30, 2007, and (v) other associated non cash office closure costs of $4,000.  Items (ii), (iii) and (v) are non-cash charges. The total restructuring charge of $2,308,000 for the quarter ended June 30, 2007 is reflected in the condensed consolidated income statement as follows: $1,436,000 in “Cost of services” and $872,000 in “General and administrative expenses.”

The total restructuring charge for the six months ended June 30, 2007 of $3,946,000 is reflected in the condensed consolidated income statement as follows:  $3,074,000 million in “Cost of services” and $872,000 in “General and administrative expenses.”

Restructuring liability activity for the quarter and six months ended June 30, 2007 was as follows (in thousands):

	One-time termination benefits	Unamortized signing bonuses	Expert advances paid in excess of expert fees earned	Lease termination costs	Asset impairment and other	Total
Restructuring accrual at March 31, 2007	$258	$—	$—	$—	$—	$258
Restructuring charges	953	634	415	302	4	2,308
Cash payments	(766)	—	—	(27)	—	(793)
Write-off of assets	—	(634)	(415)	—	(4)	(1,053)
Restructuring accrual at June 30, 2007	$445	$—	$—	$275	$—	$720

Restructuring accrual at December 31, 2006	$—	$—	$—	$—	$—	$—
Restructuring charges	1,211	1,570	859	302	4	3,946
Cash payments	(766)	—	—	(27)	—	(793)
Write-off of assets	—	(1,570)	(859)	—	(4)	(2,433)
Restructuring accrual at June 30, 2007	$445	$—	$—	$275	$—	$720

13.                               Termination of joint venture relationship

Effective January 31, 2007, LECG terminated its joint venture relationship with LECG Korea, LLC (“LECG Korea”).  Pursuant to the terms of the Joint Venture Termination Agreement, the parties agreed to terminate the Joint Venture Agreement dated as of July 19, 2003, as amended and extinguish all rights and obligations in connection therewith.  In connection with the termination of the Joint Venture Agreement, LECG sold its 37.5% ownership share to LECG Korea for 336,000,000 South Korean Won, or approximately $359,000, and incurred additional costs of $37,000 associated with the sale.  In the six months ended June 30, 2007, the Company received net proceeds of $322,000, and recognized a $27,000 gain on the termination of its joint venture which is included in “Interest and other expense (income), net” in the condensed consolidated statements of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Quarterly Report on Form 10-Q concerning our future business, operating and financial condition, including expectations regarding revenues, net income, cost reductions and cash needs for the remainder of 2007, and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. These statements are subject to risks and uncertainties that may cause our actual results to differ materially from those expectations. Risks that may effect our actual performance include (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) the cost and contribution of additional hires and acquisitions, (7) successful administration of our business and financial reporting capabilities, including remediating the material weakness in our internal controls over financial reporting, (8) potential professional liability, (9) intense competition (10) risks inherent in international operations and (11) risks inherent in the implementation of our value recovery plan, and the risks described in Item 1A (“Risk Factors”) of this Report. Further information on potential risk factors that could affect our future business and financial results can be found in our periodic filings with the Securities and Exchange Commission. We undertake no obligation to update any of these forward-looking statements.

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

2007 Stockholder value recovery plan (“value recovery plan”) and restructuring charges

In February 2007, our Board of Directors approved an action program intended to increase our profitability and stockholder value.  This value recovery plan includes (i) expert headcount reduction, based on the analysis of practice group and individual expert contribution margins, staff leverage, and our strategic direction, (ii) increased controls over general and administrative expenditures, including office closures, (iii) more stringent acquisition evaluation, and (iv) professional staff and administrative staff headcount reductions through both attrition and involuntary terminations.

In the quarter ended March 31, 2007, in connection with this value recovery plan, we recognized a restructuring charge totaling $1,638,000 related to the termination of 21 experts, which was comprised of (i) one-time termination benefits of $258,000 paid in the quarter ended June 30, 2007, (ii) the write-off of $936,000 of unamortized signing bonuses, and (iii) the write-off of $444,000 of expert advances paid in excess of expert fees earned.  Items (ii) and (iii) are non-cash charges. The total restructuring charge recognized in that quarter is reflected in “Cost of services” in the condensed consolidated income statement.  We also closed two offices in the quarter ended March 31, 2007, but there were no costs associated with the closures included in the restructuring charge as the closures coincided with the expiration of the respective lease terms.

In the quarter ended June 30, 2007, also in connection with this value recovery plan, we recognized a restructuring charge totaling $2,308,000 related to the termination of 26 experts, 56 professional staff, and four administrative staff and the closure of three offices.  The total restructuring charge of $2,308,000 was comprised of (i) one-time termination benefits of $953,000, of which $508,000 was paid in the quarter ended June 30, 2007 and $445,000 will be paid in the quarter ending September 30, 2007, (ii) the write-off of $634,000 of unamortized signing bonuses, (iii) the write-off of $415,000 of expert advances paid in excess of expert fees earned, (iv) $302,000 of lease buyout and rent payments for office closures, of which $27,000 was paid in the quarter ended June 30, 2007 and $275,000 will be paid in the quarter ending September 30, 2007, and (v) other associated non cash office closure costs of $4,000.  Items (ii), (iii) and (v) are non-cash charges. The total restructuring charge of $2,308,000 for the quarter ended June 30, 2007 is reflected in the condensed consolidated income statement as follows: $1,436,000 in “Cost of services” and $872,000 in “General and administrative expenses.”

The total restructuring charge for the six months ended June 30, 2007 of $3,946,000 is reflected in the condensed consolidated income statement as follows:  $3,074,000 million in “Cost of services” and $872,000 in “General and administrative expenses.”

As a result of the value recovery plan actions taken in the first quarter, we estimate we will have annualized savings of approximately $4.0 million in salary and benefit costs from the termination of the 21 experts.  As a result of the value recovery plan actions taken in the second quarter, we estimate we will have annualized savings of approximately (i) $7.0 to $8.0 million in salary and benefit costs from the termination of 26 experts and 56 professional staff and (ii) 760,000 in salary and benefit costs from the termination of four administrative staff.  We estimate we will have annualized rent savings of approximately $580,000 following the closure of five offices.  We also expect to realize savings through overhead reductions associated with these actions.

2007 Acquisition

In March 2007, we acquired substantially all of the assets of The Secura Group, LLC, an expert, consulting and regulatory compliance services firm specializing in the financial services industry. The purchase price was comprised of $9.5 million paid in cash. In addition, if specified performance targets are achieved through December 2010, we will make additional payments of up to $2.5 million as soon as practicable after December 2010.

2007 Expert and professional staff headcount

The retention of key experts and the recruitment and hiring of additional experts and professional staff, both through direct hiring or through acquisitions, is important to our business.  Such hiring is designed to deepen our existing service offerings and to add new experts and related professional staff to new service areas. The following table summarizes the change in the number of experts and professional staff since June 30, 2006 and December 31, 2006.  The decrease in expert headcount of 40 from December 31, 2006 to June 30, 2007 is comprised of: a decrease of 47 as the result of our termination of certain experts as part of our value recovery plan; a decrease of 26 as the result of the termination of our joint venture interest in LECG Korea, LLC in January 2007; partially offset by the addition of nine experts due to the acquisition of Secura; and other changes due to ongoing recruitment efforts and attrition.  The decrease in professional staff headcount of 75 from December 31, 2006 to June 30, 2007 is comprised of a decrease of 56 as the result of our termination of certain professional staff as part of our value recovery plan, offset by the addition of six professional staff due to the acquisition of Secura, and other changes due to ongoing recruitment efforts and attrition.

	June 30,	December 31,	March 31,	June 30,	Change since June 30, 2006		Change since December 31, 2006
	2006	2006	2007	2007	Number	%	Number	%
Experts	373	376	349	336	(37)	-10%	(40)	-11%
Professional staff	602	634	624	559	(43)	-7%	(75)	-12%
Total	975	1,010	973	895	(80)	-8%	(115)	-11%

In connection with our retention and hiring efforts in the six months ended June 30, 2007 and 2006, we paid signing and performance bonuses of $17.0 million and $9.0 million, respectively, which will be amortized over periods ranging from one to seven years.  Amortization of signing and performance bonus expense was $5.9 million and $4.1 million in the six months ended June 30, 2007 and 2006, respectively.

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

Revenues are recognized net of amounts estimated to be unrealizable.  We estimated the following amounts to be unrealizable and accordingly, revenues recognized have been reduced by these amounts (dollars in thousands):

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Estimate of unrealizable revenue	$3,863	$2,152	$8,105	$3,943
Percent of revenue recognized	4.1%	2.4%	4.2%	2.3%

The following table summarizes our revenues from these sources by quarter for the most recent eight quarters (in thousands).

	Sept 30,	Dec 31	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2005	2005	2006	2006	2006	2006	2007	2007

Expert and professional staff revenue	$66,661	$70,118	$80,897	$84,512	$85,378	$84,510	$91,025	$90,690
Performance-based expert revenue (1)	1,240	302	89	192	52	—	—	—
Reimbursable expenses	3,465	2,608	3,478	4,346	5,960	4,436	4,437	4,632
Revenue	$71,366	$73,028	$84,464	$89,050	$91,390	$88,946	$95,462	$95,322

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

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 71% of their individual billings on particular projects in the quarter ended June 30, 2007. Such experts are paid when we have received payment from our clients. We refer to these experts as “at-risk” experts.  Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated on a salary plus performance-based bonus model.  We make advance payments, or draws, to many of our non-salaried experts and any outstanding draws previously paid to experts are deducted from the experts’ fee payments.  We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. If an expert’s earnings do not exceed their guaranteed draws within a reasonable period of time, we recognize an estimate of the compensation expense we will ultimately incur.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. In the quarter ended June 30, 2007, these fees have averaged 11% of professional staff revenues. Experts are required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under which deferred assets and liabilities were recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.  A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized. Significant management judgment is required in determining if we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. A full valuation allowance was provided at December 31, 2006 and June 30, 2007 on our foreign deferred tax assets related to net operating losses due to the uncertainty they will eventually be utilized.

Our annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. We have estimated our 2007 annual effective income tax rate to be 40.5%.

Effective January 1, 2007, we adopted FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  This interpretation contains a two step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  Our adoption of FIN 48 did not have a material effect on our consolidated financial position, our results of operations or our cash flow. In addition, we recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes.  As of June 30, 2007, we have not recorded any accrued interest related to uncertain tax positions.

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

Goodwill and other intangible assets

We account for our acquisitions in accordance with SFAS No. 141, Business Combinations.  Goodwill reflects the excess of purchase price over fair value of identifiable net assets acquired. Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangible assets were recorded related to acquisitions made through June 30, 2007.  Goodwill recognized as a result of our acquisitions was attributable to the intellectual capital of the respective acquired workforce. The acquired businesses consist almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals.

SFAS No. 142, Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. For purposes of testing for impairment of goodwill, we determined that we have one reporting unit based on several factors, one of which was the similarity of operations throughout our individual offices. We evaluate our acquisitions on an individual basis to determine if the business acquired represents a separate reporting unit, as defined by SFAS No. 142, Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. To date, our business acquisitions have been integrated within the structure of our organization and our individual offices share similar economic characteristics and do not represent separate reporting units.  We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of discounted cash flows or some other basis such as our quoted market price and measure the amount of impairment based on fair value. For the 2006 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. For the 2006 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity.  At October 1, 2006, we concluded that there was no impairment to our goodwill.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial statements contain various estimates including, but not limited to, estimates for unrealizable revenue, estimates for advances considered unrecoverable from experts, valuation allowances on deferred tax assets, discretionary and performance-based bonuses and contingent payments for businesses acquired. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Quarter ended June 30, 2007 compared to quarter ended June 30, 2006

Revenue

Revenue for the second quarter of 2007 increased $6.2 million, or 7%, to $95.3 million from $89.1 million for the same period of 2006 due to a 7% increase in expert and professional staff revenue. The increase in expert and professional staff revenue resulted from a 12% increase in the average hourly billing rate, partially offset by a 3% decrease in the number of expert and professional staff billable hours.  The increase in the average hourly billing rate is attributable to a rate increase as well as a change in the mix of expert and professional staff billable hours. The decrease in the number of expert and professional staff billable hours is due to lower staff utilization rates in the second quarter of 2007 compared to the same period in 2006, partially offset by higher hours worked by experts.  Available professional staff hours were approximately the same for each of the second quarters of 2007 and 2006.

Expert and professional staff revenue in the second quarter of 2007 was reduced by $3.9 million, or 4.1% of revenue, that we considered unrealizable, which represents an increase of $1.7 million, or 77%, over the $2.2 million, or 2.4% of revenue, considered unrealizable in the same period of 2006.

Our organic growth rate, which we define as the increase in expert and professional staff revenue excluding a pro-rata portion of annual revenue recognized by acquired businesses in the 12-months prior to acquisition, was 2% and 11% for the quarters ended June 30, 2007 and 2006, respectively.

Revenue from our international operations was $14.9 million in the second quarter of 2007, which represents 16% of total revenue as compared to 14% of total revenue in the second quarter of 2006.  Revenue from our international operations contributed $2.0 million to the overall growth in revenue in the second quarter of 2007.

Cost of services

Cost of services for the second quarter of 2007 increased $4.6 million, or 8%, to $63.5 million from $58.9 million for the second quarter of 2006. Our gross margin percentage was 33.4% in the second quarter of 2007 as compared to 33.8% for the same period of 2006. Contributing to the overall margin decrease is a $1,436,000 restructuring charge related to the termination of 26 experts and 56 professional staff during the second quarter of 2007 in connection with our value recovery plan.  The restructuring charge is comprised of (i) one-time termination benefits of $387,000, (ii) the write-off of $634,000 of unamortized signing bonuses, and (iii) the write-off of $415,000 of expert advances paid in excess of expert fees earned.  Our gross margin percentage, excluding the impact of restructuring charges in the second quarter of 2007, was 34.9%.

Expert and professional staff compensation and related costs, excluding related restructuring charges, increased $1.1 million, or 2%, while growth in expert and professional staff revenue was 7%.  Contributing to the overall increase in expert and professional staff compensation is the addition of experts and professional staff in connection with our March 2007 acquisition of Secura, other hires of experts and professional staff, and an increase in expert revenue.   Increased compensation costs for salaried experts, “at-risk” experts and professional staff were offset by a significant decrease in compensation earned by certain experts who are paid under a gross margin model.  Further offsetting the increase in expert and professional staff compensation is an $859,000 decrease in the estimate for unrecoverable advances paid to “at-risk” experts.  This decrease was primarily due to the reduction in the number of experts whose advances exceeded their expert earnings.

Expert and professional staff headcount decreased by 78, or 8%, in the second quarter 2007, including the termination of 26 experts and 56 professional staff in connection with our value recovery plan. We estimate this will result in annualized savings of approximately $7.0 to 8.0 million in salary and benefit costs, in addition to the estimated $4.0 million of cost savings from the termination of 21 experts in the first quarter of 2007.  This decrease in expert and professional staff headcount is not expected to have a significant impact on future revenue.

Project origination fees paid to experts increased by $692,000, or 14%, due primarily to the growth in professional staff revenue and a higher percentage of professional staff revenue originated by “at-risk” experts versus originated by experts on gross margin and salary and performance-bonus models in the second quarter of 2007 as compared to the second quarter of 2006.

Bonus compensation for salaried experts and professional staff increased $386,000, or 15%, to $2.9 million in the second quarter of 2007, as compared to $2.5 million in the second quarter of 2006.  The increase is due to higher performance-based bonus arrangements for certain experts and related staff, partially offset by lower performance bonuses for professional staff due to lower utilization in the second quarter of 2007 as compared to the second quarter of 2006.

Contributing to the increase in costs of services was an increase in amortization of signing and performance bonuses of $1.1 million, or 55%, to $3.1 million from $2.0 million in the second quarter of 2006. The increase in amortization is primarily due to the recognition of $25.9 million of additional signing and performance bonuses since June 30, 2006.  We expect continued use of signing and performance bonuses in the future in order to recruit and retain key experts.

Equity-based compensation expense decreased $240,000 under SFAS 123(R), primarily due to higher forfeitures.

Reimbursable expenses increased by $234,000, or 5%, to $4.8 million.  We do not generate margin on revenue associated with reimbursable expenses.

Operating expenses

Operating expenses in the second quarter of 2007 increased $4.7 million, or 24%, to $24.4 million from $19.7 million for the same quarter of 2006. Operating expenses in the second quarter 2007 include an $872,000 restructuring charge in connection with our value recovery plan comprised of (i) one-time termination benefits of $566,000 in connection with the termination of four administrative staff, (ii) $302,000 of lease buyout and rent payments for three office closures, and (iii) other associated non-cash office closure costs of $4,000.

Contributing to the increase in general and administrative expenses was $904,000 of salary, bonus and related payroll taxes due primarily to overall salary increases and the addition of 25 administrative staff since June 2006. The increase in our administrative staffing has resulted from our need to accommodate the growth in our domestic and international operations and to strengthen our administrative capabilities. Equity-based compensation expense increased $42,000 under SFAS No. 123(R) primarily due to options and restricted stock granted in the six months ended June 30, 2007. Bonus compensation for management and administrative staff of $913,000 for the second quarter of 2007 increased by $29,000, or 3%, over the second quarter of 2006, primarily due to the increase in headcount partially offset by reduced bonus accruals for certain general and administrative staff terminated in the second quarter of 2007.  Recruiting fees in connection with hiring experts and professional staff decreased by $149,000 in the second quarter of 2007 as compared to the second quarter of 2006.  We anticipate we will continue to incur fees for recruiting as we continue to hire high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.

Our facilities costs increased $277,000 in connection with the expansion of existing offices and the opening of two offices in connection with our March 2007 acquisition of Secura.  Our office count decreased by three, from 36 offices at June 30, 2006 to 33 offices at June 30, 2007. During the six months ended June 30, 2007, we closed our South Korean office, and we closed four offices in connection with our value recovery plan, and we closed a fifth office in July 2007.  Costs related to computers, telecommunications and supplies increased $671,000 due to higher average staffing levels and growth in our forensic accounting operations. Depreciation and amortization expense increased $213,000 due to equipment and software additions necessary to support the growth in our operations. Amortization of intangible assets decreased by $149,000, primarily due to some of the intangible assets acquired in connection with the acquisitions of Bates being fully amortized, partially offset by intangible assets acquired in connection with the acquisition of Secura in March 2007.  Marketing and related costs increased $458,000 as the result of our expanded marketing activities, website development costs, and branding initiatives designed to increase the awareness of the LECG brand. Outside services including legal, accounting and personnel service fees increased $906,000 which includes increases for human resource and other consulting, temporary staffing and legal fees.  Travel and related expenses increased by $236,000 primarily due to increased travel for business development and by management.

In connection with our value recovery plan, we estimate (i) annualized salary and benefit costs of $760,000 from the termination of four general and administrative staff, and (ii) annualized savings of approximately $580,000 of rent expense following the closure of five offices.  We expect to realize savings in overhead reductions associated with these actions.

Interest and other expense ( income), net

Interest and other expense (income) increased in the second quarter of 2007 by $414,000 to expense of $371,000 from income of $(43,000) in the second quarter of 2006.  The increase was primarily due to increased interest expense of $108,000 due to outstanding borrowings on our revolving credit facility; decreased interest income of $136,000 due to lower cash balances; an $88,000 increase in net deferred compensation plan expense; a $37,000 loss on the termination of our Korean joint venture; and a $50,000 increase in foreign currency transaction losses.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our effective tax rate for the quarter ended June 30, 2007 is approximately 40.5% and have recognized income tax expense of $2.9 million for the second quarter of 2007. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised or when stock purchased under our Employee Stock Purchase Plan is sold prior to the end of the required holding period. We have recognized a reduction of current taxes payable of $57,000 for options exercised in the second quarter of 2007 and have reduced deferred tax assets by $14,000 and increased additional paid in capital by $43,000.  Our adoption of FIN 48 effective January 1, 2007 did not impact our effective tax rate.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenue

Revenue for the six months ended June 30, 2007 increased $17.3 million, or 10%, to $190.8 million from $173.5 million for the same period of 2006 due to a 10% increase in expert and professional staff revenue. The increase in expert and professional staff revenue resulted from a 13% increase in the average hourly billing rate partially offset by a 1% decrease in the number of expert and professional staff billable hours.  The increase in the average hourly billing rate is attributable to a rate increase as well as a change in the mix of expert and professional staff billable hours.  The decrease in the number of expert and professional staff billable hours is primarily due to lower staff utilization rates in the six months ended June 30, 2007 compared to the same period in 2006, partially offset by higher hours worked by experts.  Available professional staff hours were 7% higher in the six months ended June 30, 2007 compared to the same period in 2006.

Expert and professional staff revenue in the six months ended June 30, 2007 was reduced by $8.1 million, or 4.2% of revenue, that we considered unrealizable, which represents an increase of $4.2 million, or 108%, over the $3.9 million, or 2.3% of revenue, considered unrealizable in the same period of 2006.

Our organic growth rate, which we define as the increase in expert and professional staff revenue excluding a pro-rata portion of annual revenue recognized by acquired businesses in the 12-months prior to acquisition, was 5% and 10% for the six months ended June 30, 2007 and 2006, respectively.

Revenue from our international operations was $30.0 million in the six months ended June 30, 2007, which represents 16% of total revenue as compared to 14% of total revenue in the six months ended June 30, 2006.  Revenue from our international operations contributed $5.8 million to the overall growth in revenue in the six months ended June 30, 2007.

Cost of services

Cost of services for the six months ended June 30, 2007 increased $14.6 million, or 13%, to $129.9 million from $115.3 million for the six months ended June 30, 2006. Our gross margin percentage was 31.9% in the six months ended June 30, 2007 as compared to 33.5% for the same period of 2006. Contributing to the overall margin decrease is a $3,074,000 restructuring charge related to the termination of 47 experts and 56 professional staff in connection with our value recovery plan.  The restructuring charge is comprised of (i) one-time termination benefits of $645,000, (ii) the write-off of $1,570,000 of unamortized signing bonuses, and (iii) the write-off of $859,000 of expert advances paid in excess of expert fees earned.  Our gross margin percentage, excluding the impact of restructuring charges in the six months ended June 30, 2007, was 33.5%.

Expert and professional staff compensation and related costs, excluding the restructuring charge, increased $8.2 million, or 9%, while our growth in expert and professional staff revenues was 10%.  Contributing to the overall increase in expert and professional staff compensation is the addition of experts and professional staff in connection with our March 2007 acquisition of Secura, other hires of experts and professional staff, and an increase in expert revenue.  Increased compensation costs for salaried experts, “at-risk” experts, professional staff, and outside consultants were offset by a significant decrease in compensation earned by certain experts who are paid under a gross margin model.   Further offsetting the increase in expert and professional staff compensation is a $1.2 million decrease in the estimate for unrecoverable advances paid to “at-risk” experts.  This decrease was primarily due to the reduction in the remaining number of experts whose advances exceeded their expert earnings.

Expert and professional staff headcount decreased by 78, or 8%, in the second quarter of 2007, including the termination of 26 experts and 56 professional staff in connection with our value recovery plan.  We estimate this will result in annualized savings of approximately $7.0 to 8.0 million in salary and benefit costs, in addition to the estimated $4.0 million of cost savings from the termination of 21 experts in the first quarter of 2007.  This decrease in expert and professional staff headcount is not expected to have a significant impact on future revenue.

Project origination fees paid to experts increased by $451,000, or 5%, due primarily to the growth in professional staff revenue, partially offset by a lower percentage of professional staff revenue originated by “at-risk” experts versus originated by experts on gross margin and salary and performance-bonus models in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Bonus compensation for salaried experts and professional staff increased $1.1 million, or 23% to $5.8 million in the six months ended June 30, 2007, as compared to $4.7 million in the six months ended June 30, 2006.  The increase is due to higher performance-based bonus arrangements for certain experts and related staff, partially offset by lower performance bonuses for professional staff due to lower utilization in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Contributing to the increase in costs of services was an increase in amortization of signing and performance bonuses of $1.8 million, or 44%, to $5.9 million from $4.1 million in the six months ended June 30, 2006. The increase in amortization is primarily due to the recognition of $25.9 million of additional signing and performance bonuses since June 30, 2006.  We also expect continued use of signing and performance bonuses in the future in order to recruit and retain key experts.

Equity-based compensation decreased by $366,000 under SFAS 123(R), primarily due to higher forfeitures.

Reimbursable expenses increased by $1.4 million, or 18%, to $9.4 million.  We do not generate margin on revenue associated with reimbursable expenses.

Operating expenses

Operating expenses in the six months ended June 30, 2007 increased $9.6 million, or 25%, to $48.1 million from $38.5 million for the same period of 2006.  Operating expenses in the six months ended June 30, 2007 include an $872,000 restructuring charge in connection with our value recovery plan comprised of (i) one-time termination benefits of $566,000 in connection with the termination of four administrative staff, (ii) $302,000 of lease buyout and rent payments for three office closures, and (iii) other associated non-cash office closure costs of $4,000.  There were no charges incurred in connection with the two office closures in the first quarter of 2007 as the office closure coincided with the lease termination date.

Contributing to the increase in general and administrative expenses was an increase of $2.8 million in salary, bonus and related payroll taxes due primarily to salary increases and the addition of 25 administrative staff since June 2006. The increase in our administrative staffing has resulted from our need to accommodate the growth in our domestic and international operations and to strengthen our administrative capabilities.  Equity-based compensation expense increased $107,000 under SFAS No. 123(R) primarily due to option and restricted stock grants in the six months ended June 30, 2007. Bonus compensation for management and administrative staff of $1.8 million for the six months ended June 30, 2007 increased by $244,000 over the six months ended June 30, 2006, primarily due to the increase in headcount.  Recruiting fees in connection with hiring experts and professional staff increased by $307,000 in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  We anticipate we will continue to incur fees for recruiting as we continue to hire high-level experts and professional staff in practice areas where we are well established, as well as practice areas new to LECG.

Our facilities costs increased $849,000 in connection with the expansion of existing offices and the opening of two offices in connection with our March 2007 acquisition of Secura.  Our office count decreased by three, from 36 offices at June 30, 2006 to 33 offices at June 30, 2007. During the six months ended June 30, 2007, we closed our South Korean office, and four offices in connection with our value recovery plan, and we closed a fifth office in July 2007.  Costs related to computers, telecommunications and supplies increased $1.0 million due to higher average staffing levels and the growth in our forensic accounting operations. Depreciation and amortization expense increased $566,000 due to equipment and software additions necessary to support the growth in our operations. Amortization of intangible assets decreased by $69,000, primarily due to some of the intangible assets acquired in connection with the acquisitions of Bates, Lancaster, and Beach being fully amortized, partially offset by intangible assets acquired in connection with the acquisitions of Mack Barclay in May 2006 and Secura in March 2007. Marketing and related costs increased $642,000 as the result of our expanded marketing activities, website development and branding initiatives designed to increase the awareness of the LECG brand. Outside services including legal, accounting and personnel service fees increased $1.6 million which includes increases for human resource consulting and legal fees offset by a decrease of $386,000 of expenses incurred in connection with our unsuccessful efforts to make a significant acquisition in the quarter ended March 31, 2006. Travel and related expenses increased by $548,000 primarily due to increased travel for business development and by management.

In connection with our value recovery plan, we estimate (i) annualized salary and benefit costs of $760,000 from the termination of four general and administrative staff, and (ii) annualized savings of approximately $580,000 of rent expense following the closure of five offices.  We expect to realize savings in overhead reductions associated with these actions.

Interest and other expense (income), net

Interest and other expense (income) increased in the six months ended June 30, 2007 by $370,000 to $217,000 from $(153,000) in the six months ended June 30, 2006.  The increase was primarily due to increased interest expense of $75,000 due to outstanding borrowings on our revolving credit facility; decreased interest income of $180,000 due to lower cash balances; an $50,000 increase in net deferred compensation plan expense; a $(27,000) gain on the termination of our Korean joint venture, a $21,000 decrease in equity income from our Korean joint venture, and a $68,000 increase in foreign currency transaction losses.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our effective tax rate for the quarter ended June 30, 2007 is approximately 40.5% and have recognized income tax expense of $5.1 million for the six months ended June 30, 2007. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised or when stock purchased under our Employee Stock Purchase Plan is sold prior to the end of the required holding period. We have recognized a reduction of current taxes payable of $1.1 million for options exercised in the six months ended June 30, 2007 and have reduced deferred tax assets by $48,000 and increased additional paid in capital by $1.1 million.  Our adoption of FIN 48 effective January 1, 2007 did not impact our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had $10.5 million in cash and cash equivalents, primarily in money market accounts. Our primary financing needs will continue to be to fund our operations and future acquisitions. Important elements of our business are the recruitment of additional experts and our expansion into new geographical areas and service areas, and the retention of key experts. We expect to continue to search and acquire top-level experts and talented professional staff in order to deepen our existing areas of service and add new ones through a mix of individual hires, group hires and acquisitions. Our March 2007 acquisition of Secura included the addition of 9 experts and 6 professional staff.

Our current sources of liquidity are our cash on hand, cash generated by operations before payment of signing and performance bonus payments and our revolving credit facility, which expires December 2011 and provides for a maximum borrowing capacity of $100 million of which $25 million can be used to secure letters of credit.  The facility includes the option, subject to conditions, to increase the line to $200 million over the life of the facility.  At June 30, 2007, we had outstanding borrowings of $2.0 million under our revolving credit facility, and we had outstanding letters of credit of $1.7 million.

Net cash used by operations in the six months ended June 30, 2007 was $3.8 million compared to $3.1 million used by operations in the six months ended June 30, 2006. The primary sources and uses of cash from operations in the six months ended June 30, 2007 were net income of $7.5 million, which included non-cash expenses of $15.2 million.  We paid $17.0 million in signing and performance bonuses in the six months ended June 30, 2007.  Signing bonuses and bonuses with performance criteria are an integral part of our recruitment and retention effort, and amounts paid in future periods to recruit and retain top level talent could continue to be a significant use of our cash.  Substantially all of the signing bonuses and certain performance bonuses issued have vesting periods ranging from one to 15 years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient voluntary leaves or is terminated for cause prior to the end of the vesting period. Other cash used by operations includes an $11.3 million increase in our accounts receivable as a result of the increase in expert and professional staff revenue and the timing of our collections. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy, and international operations.  In connection with our value recovery plan, we paid $766,000 of one-time termination benefits and $27,000 of facility closure costs during the six months ended June 30, 2007, and we expect to pay $445,000 of one-time termination benefits and $275,000 of lease termination costs in the quarter ending September 30, 2007.

Net cash used by operating activities in the six months ended June 30, 2006 resulted from net income of $11.8 million, which included non-cash expenses of $10.7 million.  Adding to cash flow from operations was a $3.9 million increase in accrued compensation due to the timing of payments to experts and bonus accruals.  This was offset by an increase in accounts receivable of $18.6 million and payments of $9.0 million for signing bonuses in the six months ended June 30, 2006.

Net cash used by investing activities was $17.9 million for the six months ended June 30, 2007 as compared to $18.3 million for the six months ended June 30, 2006. Cash used in investing activities included the following acquisition related payments (in thousands):

	For the six months ended June 30,
	2007	2006
Payment in connection with acquisitions (net of cash acquired and including transaction costs):
Mack Barclay	$—	$13,071
Secura	9,195	—
Other (1)	—	195

Performance based payments:
EA	1,863	1,803
LRTS	847	1,602
WAG	1,227	—
Cook	243	—
Neilson	1,234	—
Lancaster	372	—
Beach	500	—
Total performance based payments	6,286	3,405
Total acquisition related payments	$15,481	$16,671

(1)  Finalization of transaction costs incurred.

Investing activities in the six months ended June 30, 2007 also included investments in leasehold improvements and fixed assets of $2.5 million, related primarily to hardware and software additions.  We invested $1.7 million in leasehold improvements and hardware and software costs associated with our internal systems and operations in the six months ended June 30, 2006.

Net cash provided by financing activities for the six months ended June 30, 2007 was $5.0 million, consisting primarily of $10.0 million of borrowings under our revolving line of credit offset by repayments of $8.0 million, $1.7 million of proceeds from the exercise of options and $1.1 million of tax benefit from option exercises and equity compensation plans.

Net cash provided by financing activities for the six months ended June 30, 2006 was $2.2 million, consisting primarily of $1.5 million of proceeds from the exercise of options and $598,000 of tax benefit from option exercises and equity compensation plans.

Commitments Related to Acquisitions and Certain Experts

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if specified performance targets are achieved.  The following summarizes commitments in connection with our acquisitions and certain expert agreements as of June 30, 2007.  (See Note 9 of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a schedule of additional purchase price recognized in the six months ended June 30, 2007.)

In connection with our March 2007 acquisition of Secura, if specified performance targets are achieved through December 2010, we will make an additional payment of up to $2.5 million after December 2010.

In connection with our May 2006 acquisition of Mack Barclay, as a result of achieving specified performance targets through April 30, 2007, we paid $1.8 million in July 2007. As a result of achieving specified performance targets through June 30, 2007, we will pay $334,000 in July 2008.  If additional specified annual performance targets are achieved through April 2011, we will make additional payments of up to $6.6 million by no later than July 2011.

In connection with our December 2005 acquisition of Lancaster, as a result of achieving specified performance targets through June 30, 2007, we will pay $85,000 in March 2008.  If additional specified annual performance targets are achieved through December 2009, we will make additional payments of up to $893,000 by no later than March 2010.

In connection with our November 2005 acquisition of the business of Neilson, as a result of achieving specified performance targets through June 30, 2007, we will pay $841,000 in January 2008.  If additional specified performance targets are achieved through October 2010, we will make additional payments of up to $1.7 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in January 2011 if higher targets are met by no later than October 2010.

In connection with our August 2005 acquisition of the business of Bates, as a result of achieving specified performance targets through June 30, 2007, we will pay $4.4 million in September 2007.  If additional specified performance targets are achieved through July 2011, we will make additional payments of up to $5.2 million by no later than September 2011.

In connection with our March 2005 acquisition of Cook, if specified performance targets are achieved through December 2008, we will make additional payments of up to $757,000 by no later than March 2009.

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

In connection with our March 2004 acquisition of LRTS, as a result of achieving specified performance targets through June 30, 2007, we will pay $146,000 in February 2008.  If additional specified performance targets are achieved through February 2009, we will made additional payments of up to $1.1 million by no later than April 2009.

In connection with our August 2003 acquisition of CFES, as a result of achieving specified annual performance targets through December 31, 2006, we paid $1.9 million in August 2007.  In addition, as specified performance targets were achieved through July 2007, we paid bonus compensation of $580,000 in August 2007.

In connection with the hiring of certain experts in August 2006, if specified performance targets are achieved by 2011, we will make performance bonus payments of up to $5.0 million, which would be amortized over periods ranging from four to seven years.

Revolving credit facility

Our revolving credit facility provides for maximum borrowings of $100 million, of which $25 million is available for letters of credit.  As of June 30, 2007, we had $2.0 million of outstanding borrowings under this facility, and $1.7 million of outstanding letters of credit.  The interest rate is determined at the time of each borrowing based on the greater of the prime rate or the federal funds rate plus 0.5%.  The rate in effect at June 30, 2007 was 8.25%.  The facility also provides for annual commitment fees of 0.10%-0.20% on the unused portion of the facility.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of June 30, 2007, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have operations in Argentina, Belgium, Canada, Italy, New Zealand, France, Spain and the United Kingdom.  Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. Fluctuations in exchange rates of the U.S. dollar against foreign currencies may result in foreign exchange gains and losses. If exchange rates on such currencies were to fluctuate by a hypothetical 10%, we believe that our results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Remediation Plan for Previously Identified Material Weakness

Our management assessed the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006 and concluded that our disclosure controls and procedures were not effective due to the facts and circumstances surrounding a material weakness in our internal control over financial reporting.  The assessment was set forth in our “Management Report on Internal Control over Financial Reporting,” Part II, Item 9A, “Controls and Procedures” in our 2006 Form 10-K.  This assessment identified the following “material weakness” (as defined by the Public Company Accounting Oversight Board or “PCAOB” in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) in our internal control over financial reporting as of December 31, 2006:

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

We have taken initial steps to address the control weakness assessed as of December 31, 2006 by modifying our process for extracting the requisite data used in calculating compensation expense that led to the errors in the 2005 and 2006 calculations.  We believe that the modification will significantly decrease the likelihood that data will be excluded from any individual period’s calculation when fully implemented.  We will also continue to review and modify our processes and procedures to further strengthen points of control in connection with all expert compensation calculations.  This will involve reviewing and reconfirming the mapping of all operational processes in connection with gathering and aggregating revenue and expense data, redefining positions and functional roles within the organization, improving control procedures, adding significant layers of internal review, and adding personnel to provide better assurance that the resulting financial information is accurate and produced in a timely manner.

(b)           Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended, as of the end of the quarterly period covered by this report.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures.

Because of the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 12, 2007, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Notwithstanding the material weakness discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, our management has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events.

(c)                                  Quarterly Evaluation of Changes in Internal Controls over Financial Reporting.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our management has concluded that there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of this material weakness in our internal control over financial reporting, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. In the event that we do not adequately remedy this material weakness, and if we fail to maintain proper and effective internal controls in future periods, our ability to provide timely and reliable financial results would suffer and investors would lose confidence in our reported financial information, which may have an adverse effect on the trading price of our common stock.  See Part I, Item 4. Controls and Procedures for further discussion of internal control over financial reporting.

The implementation of our value recovery plan, which has involved workforce reductions, office closures and increased costs of services and increased general and administrative expenses, may disrupt our business and may not successfully achieve improved longer-term operating results.

We began implementation of a value recovery plan in March 2007 in an effort to improve the profit contribution of our experts and professional staff, and ultimately to improve our longer-term operating results. In connection with this plan, we incurred restructuring charges totaling $3.9 million during the six months ended June 30, 2007, including one-time termination benefits, write-offs of unamortized signing bonuses and expert advances, and lease termination costs.  We have taken, and will continue to take, actions intended to improve longer-term operating results in furtherance of this plan. Those actions have included, and may in the future include, reductions in our workforce and closure of facilities. As a result of these actions, the employment of some experts and professional staff with unique skills may be terminated and other employees may, in the future, leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, we may experience morale issues, revenue loss and we may not achieve the improved longer-term operating results we anticipated.

Our financial results could suffer if we are unable to successfully attract, integrate and retain our experts and professional staff.

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts without non-compete agreements can terminate their relationship with us at any time and immediately begin to compete against us. Five experts accounted for 17% of our revenues in 2006 and 15% in the six months ended June 30, 2007. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results. In addition, if we are unable to retain groups of experts and their staff associated with an acquisition, this could materially harm our business and financial results.

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

Conversely, projects may be initiated or expanded suddenly, and we may not be able to adequately manage the demands placed upon our experts and staff when that occurs. This could result in inefficiencies and additional time spent on engagements by our experts and staff that we may not be able to bill and collect. For example, in 2006 and in the first half of 2007 we experienced an increase in work performed that we considered uncollectible, a part of which was the result of our failure to successfully manage certain engagements as well as we had done historically.  If we are unable to successfully manage the requirements and time spent by experts and staff on engagements, our financial results may be adversely impacted.

If we are unable to manage the growth of our business successfully, our financial results and business prospects could suffer.

Over the past several years, we have experienced significant growth in the number of our experts and professional staff. We have also expanded our practice areas and have opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. For example, in 2006 and the first quarter of 2007, we increased our professional staffing ahead of securing work projects, with the result that we later needed to terminate employees who were underutilized. In 2006, we also experienced increased and unplanned selling, general and administrative costs. Additionally, growth increases the demands on our management, and on our internal systems, procedures and controls. To successfully manage growth and maintain our capability of complying with existing and new regulatory requirements, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability.

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

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of experts and by acquiring other expert services firms. However, we may be unable to identify, hire, acquire or successfully integrate new experts and consulting practices without substantial expense, delay or other operational or financial problems. And, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional experts or acquiring other expert services firms could also involve a number of additional risks, including:

•                                          the diversion of management’s and key senior experts’ time, attention and resources, especially since Dr. Teece, our vice chairman, and other key senior experts who are involved in the recruiting and acquisition process also provide consulting services that account for a significant amount of our revenues;

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 23% and 21% of our billings in 2006 and the six months ended June 30, 2007, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 21% and 19% of our billings in 2006 and the six months ended June 30, 2007, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We currently have operations in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 14% in 2006 and 16% in the six months ended June 30, 2007. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

We have a dispute with Navigant Consulting, Inc. arising out of our management led buyout of certain assets and liabilities of LECG, Inc. from Navigant Consulting and LECG, Inc. See Note 10 to Notes to Condensed Consolidated Financial Statements (Legal Proceedings) for further details. If Navigant Consulting initiates legal proceedings against us, a decision against us could harm our financial results and financial position.

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts. See Note 10 to Notes to Condensed Consolidated Financial Statements (Legal Proceedings) for further details. A decision against us in this matter could harm our financial results and financial position.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 8, 2007 to consider and vote upon two matters.  The first matter related to the election of seven director nominees, David J. Teece, Garrett F. Bouton, Michael J. Jeffery, William W. Liebeck, Ruth M. Richardson, William J. Spencer and Walter H.A. Vandaele, to serve a one-year term or until their respective successors are duly elected and qualified.  The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
David J. Teece	22,295,372	1,349,259
Garrett F. Bouton	22,912,481	732,150
Michael J. Jeffery	22,838,369	806,262
William W. Liebeck	22,885,179	759,452
Ruth M. Richardson	21,045,598	2,599,033
William J. Spencer	22,912,481	732,150
Walter H.A. Vandaele	20,433,980	3,210,651

The second matter related to the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.   22,937,366 votes were cast for ratification and 682,803 were cast against, and there were 24,464 abstentions and two broker non-votes.

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

LECG CORPORATION
(Registrant)

Date: August 8, 2007	/s/ Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

/s/ John C. Burke
Chief Financial Officer
(Principal Financial Officer)