Form 10-Q
period 2007-09-30
LECG CORP
filed 2007-11-08
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 25,339,166 shares of the registrant’s common stock outstanding.

LECG CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Quarters and Nine Months Ended September 30, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$99,650	$91,390	$290,434	$264,904
Cost of services	65,893	60,140	195,813	175,462
Gross profit	33,757	31,250	94,621	89,442
Operating expenses:
General and administrative expenses	20,736	18,955	65,115	54,308
Depreciation and amortization	1,767	1,824	5,453	5,013
Operating income	11,254	10,471	24,053	30,121
Interest and other expense (income), net	144	109	361	(44)
Income before income tax	11,110	10,362	23,692	30,165
Income tax provision	4,570	4,197	9,666	12,217
Net income	$6,540	$6,165	$14,026	$17,948

Net income per share:
Basic	$0.26	$0.25	$0.56	$0.74
Diluted	$0.26	$0.24	$0.55	$0.71
Share amounts:
Basic	25,205	24,371	25,060	24,261
Diluted	25,570	25,268	25,511	25,175

See notes to condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006
(in thousands, except share data)
(unaudited)

	September 30,	December, 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,548	$26,489
Accounts receivable, net of allowance of $833 and $906	120,798	107,585
Prepaid expenses	5,852	5,092
Deferred tax assets, net	3,140	3,877
Signing and performance bonuses - current portion	10,807	9,545
Income taxes receivable	2,327	5,481
Other current assets	5,133	2,494
Total current assets	161,605	160,563
Property and equipment, net	13,606	13,701
Goodwill	113,423	101,960
Other intangible assets, net	10,169	9,855
Signing and performance bonuses - long-term	29,012	28,265
Deferred compensation plan assets	14,940	10,925
Other long-term assets	1,512	1,884
Total assets	$344,267	$327,153

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$47,627	$50,852
Accounts payable and other accrued liabilities	6,948	8,011
Payable for business acquisitions - current portion	6,104	11,372
Deferred revenue	3,402	2,487
Total current liabilities	64,081	72,722
Payable for business acquisitions - long-term	2,000	2,178
Deferred compensation plan obligations	14,399	11,550
Deferred tax liabilities	1,850	1,851
Other long-term liabilities	7,726	7,738

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,320,143 and 24,907,072 shares outstanding at September 30, 2007 and December 31, 2006, respectively	25	25
Additional paid-in capital	164,457	156,900
Accumulated other comprehensive income	2,394	880
Retained earnings	87,335	73,309
Total stockholders’ equity	254,211	231,114
Total liabilities and stockholders’ equity	$344,267	$327,153

See notes to condensed consolidated financial statements

LECG CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006
(in thousands, except share data)
(unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$14,026	$17,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	141	222
Depreciation and amortization of property and equipment	3,512	2,637
Amortization of other intangibles	1,942	2,376
Signing and performance bonuses paid	(19,864)	(18,034)
Amortization of signing and performance bonuses	8,633	6,286
Non cash restructuring charge	2,433	—
Tax benefit from option exercises and equity compensation plans	735	281
Equity-based compensation	4,367	4,930
Deferred rent	(15)	198
Other	(35)	(8)
Changes in assets and liabilities:
Accounts receivable	(11,924)	(22,794)
Prepaid and other current assets	(1,769)	1,152
Accounts payable and other accrued liabilities	(983)	1,773
Income taxes	3,027	(4,261)
Accrued compensation	1,820	2,234
Deferred revenue	507	163
Deferred compensation plan assets, net of plan obligations	(1,165)	283
Other assets	452	167
Other liabilities	112	1,745
Net cash provided by (used in) operating activities	5,952	(2,702)
Cash flows from investing activities
Business acquisitions, net of acquired cash	(19,183)	(21,900)
Purchases of property and equipment	(3,313)	(4,796)
Other	7	39
Net cash used in investing activities	(22,489)	(26,657)
Cash flows from financing activities
Borrowings from revolving credit facility	10,000	25,000
Repayments under revolving credit facility	(10,000)	(15,000)
Exercise of stock options	1,806	2,284
Proceeds from issuance of stock - employee stock plan	110	160
Tax benefit from option exercises and equity compensation plans	1,199	784
Other	59	—
Net cash provided by financing activities	3,174	13,228
Effect of exchange rates on changes in cash	422	867
Decrease in cash and cash equivalents	(12,941)	(15,264)
Cash and cash equivalents, beginning of year	26,489	35,722
Cash and cash equivalents, end of period	$13,548	$20,458
Supplemental disclosure
Cash paid for interest	$230	$238
Cash paid for income taxes	$3,878	$15,898
Non cash investing and financing activities
Fair value of common stock issued for acquisitions	$—	$250

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

The condensed consolidated statements of income for the quarters and nine months ended September 30, 2007 and 2006, the condensed consolidated balance sheet as of September 30, 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows. The December 31, 2006 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the 2006 Annual Report on Form 10-K.

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

The Company’s annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. The Company has estimated its 2007 annual effective income tax rate to be 40.8%.

The Company is entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised, when restricted stock vests, and when stock purchased through its Employee Stock Purchase Plan (“ESPP”) is sold prior to the end of the required holding period. As a result of options exercised and restricted stock vested in the quarter ended September 30, 2007, the Company recognized a reduction of current taxes payable of $791,000 and reduced its deferred tax assets by $686,000 and increased its additional paid in capital by $105,000. As a result of options exercised and restricted stock vested in the nine months ended September 30, 2007, the Company recognized a reduction of current taxes payable of $1.9 million and reduced its deferred tax assets by $735,000 and increased its additional paid in capital by $1.2 million.

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flow. In addition, the Company recognizes interest and penalties related to uncertain tax positions as a component of its provision for income taxes. As of September 30, 2007, the Company has not recorded any accrued interest related to uncertain tax positions.

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

4.                                      Revisions to Previously Issued 2006 Quarterly Financial Statements.

In December 2006, the Company applied Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company applied SAB 108 to errors it discovered in its previously issued 2005 annual and 2006 quarterly financial statements in connection with certain specific expert compensation model calculations. These errors were the result of the failure to include certain amounts attributed to two groups of experts when calculating compensation under their respective gross margin models. Based on an analysis of the errors performed in accordance with SAB 108, the Company concluded that the effect of the errors was not material to any of the individual periods’ income statements or balance sheets. As such, the Company recorded the 2005 correction of $250,000 as a cumulative effect adjustment to the fiscal year 2006 beginning balance sheet. In the Notes to Consolidated Financial Statements included in the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission, the Company reported the revisions to its previously issued financial statements for the quarters ended June 30,

2006 and September 30, 2006. The condensed consolidated financial statements for the quarter ended September 30, 2006 appearing in this Form 10-Q include the following revisions that were made to reflect the correction of the errors noted in accordance with SAB 108: (i) a $329,000 decrease to gross profit, operating income and income before income taxes, (ii) a $196,000 decrease to net income, and (iii) a $0.01 decrease to net income per basic share and to net income per diluted share. The condensed consolidated financial statements for the nine months ended September 30, 2006 appearing in this Form 10-Q include the following revisions that were made to reflect the correction of the errors noted in accordance with SAB 108: (i) a $682,000 decrease to gross profit, operating income and income before income taxes, (ii) a $406,000 decrease to net income, and (iii) a $0.02 decrease to net income per basic share and to net income per diluted share.

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

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$6,540	$6,165	$14,026	$17,948

Weighted average shares outstanding:
Basic	25,205	24,371	25,060	24,261
Effect of dilutive stock options and unvested restricted stock	365	897	451	914
Diluted	25,570	25,268	25,511	25,175

Net income per share
Basic	$0.26	$0.25	$0.56	$0.74
Diluted	$0.26	$0.24	$0.55	$0.71

A total of 4.2 million shares were excluded from the calculation of diluted net income per share for both the quarter and nine months ended September 30, 2007, as these shares were antidilutive. A total of 3.3 million shares and 3.2 million shares were excluded from the calculation of diluted net income per share for the quarter and nine months ended September 30, 2006, respectively, as these shares were antidilutive.

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

The following table summarizes equity-based compensation and its effect on net income and net income per share (in thousands except per share data):

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of services
Options	$623	$915	$2,125	$2,783
Restricted stock	100	101	303	304
Total cost of services	723	1,016	2,428	3,087
General and administrative
Options	600	645	1,863	1,843
Restricted stock	34	—	76	—
Total general and administrative	634	645	1,939	1,843
Equity-based compensation effect on Income before income tax	1,357	1,661	4,367	4,930
Income tax provision (benefit)	(558)	(673)	(1,782)	(1,997)
Equity-based compensation effect in net income	$799	$988	$2,585	$2,933

Equity-based compensation effect on Net income per share:
Basic	$0.03	$0.04	$0.10	$0.12
Diluted	$0.03	$0.04	$0.10	$0.12

2003 Stock Option Plan

The Company has a 2003 Stock Option Plan (the “Plan”) under which restricted shares and non-qualified options to purchase shares may be granted to persons providing services to the Company, up to an aggregate of 4,365,000 common shares. The Plan provides for increases in the number of shares available for issuance on the first day of each calendar year, equal to the lesser of:

•                                          4% of the outstanding shares of common stock on the first day of the fiscal year;

•                                          1,250,000 shares; or

•                                          an amount as may be determined by the Board of Directors.

The Board of Directors did not approve any additional shares for the Plan for 2007. As of September 30, 2007, 1,135,732 shares were available for grant under the Plan.

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

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Expected volatility	37.4%	37.7%	37.4%- 38.7%	37.7%- 39.7%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.5	5.5 - 7.0	5.5 - 7.0	5.5 - 10.0
Risk-free interest rate	4.8%	4.9%	4.5% - 4.8%	4.3% - 5.1%

The following table summarizes option activity during the nine months ended September 30, 2007:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (Years)	Aggregate intrinsic value
Outstanding at January 1, 2007	5,294,990	$16.54
Granted	138,750	14.34
Exercised	(378,148)	4.73
Forfeited or cancelled	(281,717)	18.36
Outstanding at September 30, 2007	4,773,875	17.31	6.2	$6,720,569
Exercisable at September 30, 2007	2,185,883	$13.59	5.2	$6,636,307
Vested or expected to vest at September 30, 2007	4,500,060	$17.08	6.2	$6,717,639

The weighted-average grant-date fair value of options granted during the quarter and nine months ended September 30, 2007 was $5.92 and $6.22, respectively and $8.43 and $8.76 for the quarter and nine months ended September 30, 2006, respectively. The total intrinsic value of options exercised during the quarter and nine months ended September 30, 2007 was $399,000 and $3.2 million, respectively and $471,000 and $2.6 million for the quarter and nine months ended September 30, 2006, respectively.

As of September 30, 2007, total unrecognized compensation cost related to non-vested options granted under the Plan was approximately $19.6 million, which is expected to be recognized over a weighted average period of 4.8 years.

Cash received from the exercise of options was $113,000 and $1.8 million for the quarter and nine months ended September 30, 2007, respectively, and $822,000 and $2.3 million for the quarter and nine months ended September 20, 2006, respectively. The actual income tax benefit realized from the exercise of options was $161,000 and $1.3 million for the quarter and nine months ended September 30, 2007, respectively, and $190,000 and $1.1 million for the quarter and nine months ended September 30, 2006, respectively.

Restricted Stock

The Company issued 140,625 shares of its common stock on August 1, 2003 to certain employees of the Company at a grant date fair value of $14.40 per share, of which 112,500 shares cliff-vested on August 1, 2007 and 28,125 shares will cliff-vest on August 1, 2008, provided these individuals are employed by LECG through that date. The equity-based compensation cost recognized in connection with these shares was $100,000 and $303,000 for the quarter and nine months ended September 30, 2007, respectively, and $101,000 and $304,000 for the quarter and nine months ended September 30, 2006, respectively, all of which was included in cost of services. As of September 30, 2007, total unrecognized compensation cost related to restricted stock was $339,000, which is expected to be recognized over 10 months.

The Company issued 14,000 shares of its common stock on January 1, 2007 to four officers of the Company at a grant date fair value of $18.47 per share, of which 6,000 shares will cliff-vest on January 1, 2010 provided two individuals are employed by LECG through that date, 5,000 shares will cliff-vest between June 25, 2008 and January 1, 2010, provided that an individual is employed by LECG through June 25, 2008, and 3,000 shares were forfeited. The Company issued 16,000 shares of its common stock on August 1, 2007 to two officers of the Company at a grant date fair value of $13.86 per share, of which 6,000 shares will vest in three equal annual installments starting August 1, 2008 and ending August 1, 2010 provided that an individual is employed by LECG through that date, and 10,000 shares will vest as follows:  3,333 shares on August 1, 2008 and 278 shares monthly for two years ending August 1, 2010, provided that an individual is employed by LECG through that date. The equity-based compensation cost recognized in connection with these shares was $34,000 and $76,000 for the quarter and nine months ended September 30, 2007, respectively, all of which was included in general and administrative expenses. As of September 30, 2007, total unrecognized compensation cost related to restricted stock was $404,000 which is expected to be recognized over 2.6 years.

The following table summarizes restricted stock activity during the nine months ended September 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	140,625	$14.40
Issued	30,000	16.01
Vested	(112,500)	14.40
Forfeited	(3,000)	18.47
Outstanding at September 30, 2007	55,125	$15.06

Cash received from the issuance of restricted stock was $160 and $300 for the quarter and nine months ended September 30, 2007, respectively. The actual income tax benefit realized from the vesting of restricted stock was $630,000 for both the quarter and nine months ended September 30, 2007.

7.                                      Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income is as follows (in thousands):

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$6,540	$6,165	$14,026	$17,948
Foreign currency translation gain	748	426	1,514	867
Comprehensive income	$7,288	$6,591	$15,540	$18,815

8.                                      Goodwill and other intangible assets

The Company accounts for its acquisitions in accordance with SFAS No. 141, Business Combinations. Goodwill reflects the excess of purchase price over fair value of identifiable net assets acquired. Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangible assets were recorded related to acquisitions made through September 30, 2007. Goodwill recognized as a result of the Company’s acquisitions was attributable to the intellectual capital of the respective acquired workforce. The acquired businesses consist almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals.

SFAS No. 142, Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. For purposes of testing for impairment of goodwill, the Company determined that it has one reporting unit based on several factors, one of which is the similarity of operations throughout its individual offices. The Company evaluates its acquisitions on an individual basis to determine if the business acquired represents a separate reporting unit, as defined by SFAS No. 142, Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. To date, the Company’s business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. Factors that the Company considers important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of discounted future cash flows or some other basis such as its quoted market price and measure the amount of impairment based on fair value. For the 2007 annual goodwill impairment test, the Company used the quoted market price of our common stock and compared its fair value to the carrying value of its equity. At October 1, 2007, the Company concluded that there was no impairment to its goodwill.

If a portion of a reporting unit that constitutes a business were to be disposed of by sale or abandonment, goodwill associated with that business would be included in the carrying amount of that business in determining the gain or loss on disposal.

Changes in the carrying amount of goodwill are as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Balance at beginning of year	$101,960	$77,133
Acquisitions (See Note 9)	7,151	11,141
Additional performance -based component of acquisitions (See Note 9)	4,518	8,119
Other (1)	(206)	349
Balance at September 30,	$113,423	$96,742

(1)  “Other” represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, customer contracts, non-competition agreements and trade processes and are generally amortized over periods ranging from 10 months to 20 years. Other intangible assets as of September 30, 2007 were (in thousands):

		Accumulated
	Gross	Amortization	Net

Customer relationships	$10,500	$(2,163)	$8,337
Customer contracts	350	(239)	111
Other identifiable intangible assets	2,186	(465)	1,721
Total	$13,036	$(2,867)	$10,169

The estimated future amortization expense of other intangible assets as of September 30, 2007 is as follows (in thousands):

2007	$474
2008	1,452
2009	1,446
2010	1,441
2011	1,390
Thereafter	3,966
Total	$10,169

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

9.                                      Business acquisitions

Effective March 16, 2007, the Company acquired substantially all of the assets of The Secura Group, LLC (“Secura”) a privately held expert, consulting and regulatory compliance services firm specializing in the financial services industry. The purchase price was comprised of $9.5 million paid in cash at closing. The preliminary allocation of the purchase price, including an estimated $80,000 of acquisition costs, was allocated as follows and is subject to finalization of assumed liabilities and transaction costs.

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

If specified annual performance targets are achieved through December 2010, the Company will make additional payments of up to $2.5 million after December 2010. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s May 2006 acquisition of BMB Mack Barclay, Inc. (“Mack Barclay”), as a result of achieving specified performance targets through April 30, 2007, the Company recognized $1.8 million of additional goodwill ($604,000 in the four months ended April 30, 2007), which was paid in July 2007. As a result of achieving specified performance targets through September 30, 2007, the Company recognized $334,000 of additional goodwill, to be paid in July 2008. If additional specified annual performance targets are achieved through April 2011, the Company will make additional payments of up to $6.6 million by no later than July 2011. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s December 2005 acquisition of Lancaster Consulting LLC (“Lancaster”), as a result of achieving specified performance targets through December 31, 2006, the Company paid $372,000 in March 2007. As a result of achieving specified performance targets through September 30, 2007, the Company recognized $85,000 of additional goodwill, to be paid in March 2008. If additional specified performance targets are achieved through December 2009, the Company will make additional payments of up to $893,000 by no later than March 2010. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s December 2005 acquisition of Beach & Company International LP (“Beach”), as a result of achieving specified performance targets through March 31, 2007, the Company recognized $500,000 of additional goodwill, which was paid in May 2007.

In connection with the Company’s November 2005 acquisition of Neilson Elggren LLP (“Neilson”), as a result of achieving specified performance targets through October 2006, the Company paid $1.2 million in March 2007. As a result of achieving specified performance targets through September 30, 2007, the Company recognized $841,000 of additional goodwill ($656,000 in the nine months ended September 30, 2007), to be paid in January 2008. If additional specified annual performance targets are achieved through October 2010, the Company will make additional payments of up to $1.7 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in January 2011 if higher targets are met by no later than October 2010. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s August 2005 acquisition of  Bates Private Capital Incorporated (“Bates”), as a result of achieving specified performance targets through July 31, 2007, the Company recognized $4.6 million of additional goodwill ($2.2 million in the seven months ended July 31, 2007), which was paid in October 2007. If additional specified annual performance targets are achieved through July 2011, the Company will make additional payments of up to $4.9 million by no later than September 2011. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

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

In connection with the Company’s August 2004 acquisition of Silicon Valley Expert Witness Group, Inc. (“SVEWG”), the Company recognized a liability in the third quarter of 2005 for an estimated performance payment of $87,000. In addition, the Company will make guaranteed payments of $2.0 million no later than September 2009, and if specified performance targets are achieved through July 2009, the Company will make additional payments of up to $2.1 million over the period beginning September 2008 and ending no later than September 2009. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

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

In connection with the Company’s March 2004 acquisition of Low Rosen Taylor Soriano (“LRTS”), as a result of achieving specified performance targets through December 31, 2006, the Company paid $847,000 in February 2007. As a result of achieving specified performance targets through September 30, 2007, the Company recognized $146,000 of additional goodwill, to be paid in February 2008. If additional specified performance targets are achieved through February 2009, the Company will make additional payments of up to $1.1 million by no later than April 2009. Additional goodwill will be recorded in subsequent periods if such performance targets are met.

In connection with the Company’s August 2003 acquisition of Center for Forensic Economic Studies (“CFES”), as result of achieving specified performance targets through December 31, 2006, the Company paid $1.9 million in August 2007. In addition, as specified performance targets were achieved through July 2007, the Company paid bonus compensation of $580,000 in August 2007.

The balance and changes in the carrying amount of goodwill are as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Balance in goodwill at beginning of year	$101,960	$77,133
Goodwill recognized in connection with the initial acquisition:

Mack Barclay	—	11,141
Secura	7,150	—

Goodwill recognized in connection with performance-based component of acquisitions:
CFES	—	1,856
Bates	2,176	3,440
Neilson	656	985
LRTS	146	715
Mack Barclay	938	784
EA	14	73
Lancaster	85	266
Beach	500	—
WAG	3	—
Other (1)	(205)	349
Balance in goodwill at September 30, 2007	$113,423	$96,742

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

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint. Expert discovery in the case has been completed and the parties have agreed on a briefing and hearing schedule for summary judgment motions; a decision on motions for summary judgment is expected during the fourth quarter of 2007. The Company anticipates that if this dispute goes to trial, it will not occur earlier than the first half of 2008. The Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

On September 29, 2000, the Company executed an Asset Purchase Agreement (the “Agreement”) with Navigant Consulting, Inc. (“Navigant”). Navigant claims that the Company is contingently liable for certain additional purchase price amounts. The contingent amounts were measured at September 29, 2001 and equaled the excess of $5,000,000 over the sum of (i) certain Excluded Expert Fees as defined and (ii) the aggregate of each individual value amount assigned to specific LECG personnel, to the extent such individuals who did not have an employment, consulting, contracting or other relationship with the Company, left the Company before September 29, 2001. Based on the actual number of such individuals who did not have such a relationship with the Company on September 29, 2001, management believes that Navigant’s assertion is without merit. Amounts paid, if any, would increase the purchase price and result in additional goodwill.

The Company is also a party to certain legal proceedings arising out of the ordinary course of business, the outcomes of which individually or in the aggregate, in the opinion of the Company’s management, would not have a material adverse effect on the Company’s business, financial position or results of operations.

Business acquisitions and certain expert hires

The Company has made commitments in connection with its acquisitions and certain expert agreements that will require the Company to make additional acquisition-related payments and bonus compensations payments if specified performance targets are met. See Note 9 for commitments and contingencies related to the acquisitions of Secura, Mack Barclay, Lancaster, Neilson, Bates, Cook, SVEWG, EA, and LRTS.

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

In April 2007, the Company paid a performance bonus of $5.0 million to an expert. The bonus is subject to recovery, and any unearned portion of the bonus is recoverable in the event the expert voluntarily leaves the Company or is terminated for cause prior to April 2012. The bonus is subject to amortization over five years ending in April 2012 and is also subject to partial forfeiture in the event that certain performance criteria are not met.

11.          Revolving credit facility

The Company has a revolving credit facility, which provides for maximum borrowings of $100.0 million, of which $25.0 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the revolving credit facility to $200 million over the life of the facility, which expires in December 2011. In 2006 and 2005, the Company paid $503,000 and $407,000 in loan acquisition fees and related costs, respectively, which are being amortized through December 31, 2011 and May 31, 2008, respectively. As of September 30, 2007, the Company had no outstanding borrowings under this facility, and $1.7 million of outstanding letters of credit. The interest rate is determined at the time of each borrowing on the basis of the greater of the prime rate or the federal funds rate plus 0.5%. The interest rate in effect for the revolving credit facility at September 30, 2007 was 8.25%. The facility also provides for annual commitment fees of 0.10%-0.20% on the unused portion of the facility.

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

In the quarter ended September 30, 2007, the Company did not recognize any restructuring charges.

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

In the quarter ended June 30, 2007, the Company recognized a restructuring charge totaling $2,308,000 related to the termination of 26 experts, 56 professional staff, and four administrative staff, and the closure of three offices. The total restructuring charge of $2,308,000 was comprised of (i) one-time termination benefits of $953,000, of which $508,000 was paid in the quarter ended June 30, 2007 and $445,000 was paid in the quarter ended September 30, 2007, (ii) the write-off of $634,000 of unamortized signing bonuses, (iii) the write-off of $415,000 of expert advances paid in excess of expert fees earned, (iv) $302,000 of lease buyout and rent payments for office closures, of which $27,000 was paid in the quarter ended June 30, 2007 and $275,000 was paid in the quarter ended September 30, 2007, and (v) other associated non cash office closure costs of $4,000. Items (ii), (iii) and (v) are non-cash charges. The total restructuring charge of $2,308,000 for the quarter ended June 30, 2007 is reflected in the condensed consolidated income statement as follows: $1,436,000 in “Cost of services” and $872,000 in “General and administrative expenses.”

The total restructuring charge for the nine months ended September 30, 2007 of $3,946,000 is reflected in the condensed consolidated income statement as follows:  $3,074,000 million in “Cost of services” and $872,000 in “General and administrative expenses.”

Restructuring liability activity for the quarter and nine months ended September 30, 2007 was as follows (in thousands):

		One-time termination benefits	Unamortized signing bonuses	Expert advances paid in excess of expert fees earned	Lease termination costs	Asset impairment and other	Total
Restructuring accrual at June 30, 2007		$445	$—	$—	$275	$—	$720
Restructuring charges		—	—	—	—	—	—
Cash payments		(445)	—	—	(275)	—	(720)
Write-off of assets		—	—	—	—	—	—
Restructuring accrual at September 30, 2007	.	$—	$—	$—	$—	$—	$—

Restructuring accrual at January 1, 2007		$—	$—	$—	$—	$—	$—
Restructuring charges		1,211	1,570	859	302	4	3,946
Cash payments		(1,211)	—	—	(302)	—	(1,513)
Write-off of assets		—	(1,570)	(859)	—	(4)	(2,433)
Restructuring accrual at September 30, 2007		$—	$—	$—	$—	$—	$—

13.          Termination of joint venture relationship

Effective January 31, 2007, LECG terminated its joint venture relationship with LECG Korea, LLC (“LECG Korea”). Pursuant to the terms of the Joint Venture Termination Agreement, the parties agreed to terminate the Joint Venture Agreement dated as of July 19, 2003, as amended and extinguish all rights and obligations in connection therewith. In connection with the termination of the Joint Venture Agreement, LECG sold its 37.5% ownership share to LECG Korea for 336,000,000 South Korean Won, or approximately $359,000, and incurred additional costs of $37,000 associated with the sale. In the nine months ended September 30, 2007, the Company received net proceeds of $322,000, and recognized a $27,000 gain on the termination of its joint venture which is included in “Interest and other expense (income), net” in the condensed consolidated statements of income.

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

2007 Stockholder value recovery plan (“value recovery plan”) and restructuring charges

In February 2007, our Board of Directors approved an action program intended to increase our profitability and stockholder value. This value recovery plan includes (i) expert headcount reduction, based on the analysis of practice group and individual expert contribution margins, staff leverage, and our strategic direction, (ii) increased controls over general and administrative expenditures, including office closures, (iii) more stringent acquisition evaluation criteria, and (iv) professional staff and administrative staff headcount reductions through both attrition and involuntary terminations. The actions taken to-date associated with the value recovery plan have resulted in cost savings, improved professional staff utilization, improved infrastructure and management disciplines, and we anticipate these results should allow higher levels of profitability as we expand the business.

There were no restructuring charges recognized in the quarter ended September 30, 2007. We may identify or take further actions in the fourth quarter of 2007 that may result in recognition of additional restructuring charges.

In connection with our value recovery plan, we terminated 47 experts, 56 professional staff and four administrative staff during the six months ended June 30, 2007. We also closed four offices during this same period and we closed a fifth office in July 2007. As a result of these actions, we estimate annualized savings of approximately $11.0 million in salary and benefit costs included in “Cost of services,” and annualized savings of $760,000 in salary and benefit costs and annualized savings of $580,000 in rent expense included in “General and administrative expenses.”

In connection with the terminations and office closures described above, we recognized restructuring charges totaling $3,946,000 which are reflected in the condensed consolidated income statement for the nine months ended September 30, 2007 as follows: $3,074,000 in “Cost of services” and $872,000 in “General and administrative expenses.”  The restructuring charges were comprised of (i) one-time termination benefits of $1,211,000, (ii) the write-off of $1,570,000 of unamortized signing bonuses, (iii) the write-off of $859,000 of expert advances paid in excess of expert fees earned, (iv) $302,000 of lease buyout and rent payments for office closures, and (v) other associated office closure costs of $4,000. Items (ii), (iii) and (v) totaling $2,433,000 are non-cash charges.

2007 Acquisition

In March 2007, we acquired substantially all of the assets of The Secura Group, LLC, an expert, consulting and regulatory compliance services firm specializing in the financial services industry. The purchase price was comprised of $9.5 million paid in cash. In addition, if specified performance targets are achieved through December 2010, we will make additional payments of up to $2.5 million after December 2010.

2007 Expert and professional staff headcount

The following table summarizes the change in the number of experts and professional staff since September 30, 2006 and December 31, 2006.

	September 30,	December 31,	September 30,	Change since September 30, 2006		Change since December 31, 2006
	2006	2006	2007	Number	%	Number	Percent
Experts	381	376	317	(64)	-17%	(59)	-16%
Professional staff	620	634	546	(74)	-12%	(88)	-14%
Total	1,001	1,010	863	(138)	-14%	(147)	-15%

The 2007 decrease in expert headcount is comprised of (i) 47 experts terminated in connection with our value recovery plan initiated in February 2007, (ii) a decrease of 26 experts resulting from the termination of our joint venture interest in LECG Korea, LLC in January 2007, (iii) the addition of nine experts due to the acquisition of Secura in March 2007, and (iv) a net increase of five experts due to ongoing recruitment efforts and attrition. The 2007 decrease in professional staff headcount is comprised of (i) 56 professional staff terminated in connection with our value recovery plan, (ii) the addition of six professional staff due to the acquisition of Secura in March 2007, and (iii) a net decrease of 38 due to attrition and ongoing recruitment efforts.

The retention of key experts and the recruitment and hiring of additional experts and professional staff, both through direct hiring or through acquisitions, contributes to the success of our business. Our retention and hiring strategy is designed to maintain our competitive advantage, to deepen our existing service offerings and to enter into new service areas when such opportunities arise. In connection with our retention and hiring efforts in the nine months ended September 30, 2007 and 2006, we paid signing and performance bonuses of $19.9 million and $18.0 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing and performance bonus expense was $8.6 million and $6.3 million in the nine months ended September 30, 2007 and 2006, respectively.

Operations

We derive our revenue primarily from professional service fees that are billed at hourly rates on a time and expense basis. Revenue related to these services is recognized when the earnings process is complete and collectibility is reasonably assured.

Revenues are generally comprised of:

•                                          fees for the services of our professional staff and subcontractors;

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

Revenues are recognized net of amounts estimated to be unrealizable. We estimated the following amounts to be unrealizable and accordingly, revenues recognized have been reduced by these amounts (dollars in thousands):

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Estimate of unrealizable revenue	$3,946	$2,244	$12,051	$6,187
Percent of revenue recognized	4.0%	2.5%	4.1%	2.3%

The following table summarizes our revenues from these sources (in thousands).

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Expert and professional staff revenue	$94,995	$85,378	$276,710	$250,787
Performance-based expert revenue (1)	—	52	—	333
Reimbursable expenses	4,655	5,960	13,724	13,784
Revenue	$99,650	$91,390	$290,434	$264,904

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

•                                           compensation to subcontractors;

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

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings, ranging from 30% to 100%, averaging approximately 70% of their individual billings on particular projects in the quarter ended September 30, 2007. Such experts are paid when we have received payment from our clients. We refer to these experts as “at-risk” experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated on a salary plus performance-based bonus model. We make advance payments, or draws, to many of our non-salaried experts and any outstanding draws previously paid to experts are deducted from the experts’ fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. If an expert’s earnings do not exceed their guaranteed draws within a reasonable period of time, we recognize an estimate of the compensation expense we will ultimately incur.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number and the skill levels of the professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, “at-risk” experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. In the quarter ended September 30, 2007, these fees have averaged 11.2% of professional staff revenues. Experts are required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is deferred until a future date. Signing bonuses are recognized when the payment is made or the obligation to pay such bonus is incurred, and are recoverable from the employee if he or she were to voluntarily leave us or be terminated for cause prior to a specified date. Signing bonuses are generally amortized over the period for which they are recoverable from the individual expert up to a maximum period of seven years. We have also paid or are obligated to pay to certain experts performance bonuses that are subject to recovery of unearned amounts if the expert were to voluntarily leave us, be terminated for cause, or fail to meet certain performance criteria prior to a specified date. Like signing bonuses, performance bonuses are generally amortized over the period which they are recoverable from the individual expert up to a maximum period of seven years, and we recognize such performance bonuses at the time we determine that we considered it more likely than not that the performance criteria will be met. Most of our agreements allow us to recover signing and performance bonuses over periods generally ranging from one to 15 years. However, for the purpose of recognizing expense, we amortize such signing and performance bonuses over the shorter of the contractual recovery period or seven years. Retention of key experts sometimes involves the payment of cash retention bonuses. Retention bonuses are recognized on the execution date of the retention agreement, and are recoverable from the employee if he or she were to voluntarily leave us or be terminated for cause prior to a specified date. Retention bonuses are generally amortized over the lesser of the period which they are recoverable from the individual expert or seven years.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, under which deferred assets and liabilities were recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized. Significant management judgment is required in determining if we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. A full valuation allowance was provided at December 31, 2006 and September 30, 2007 on our foreign deferred tax assets related to net operating losses due to the uncertainty they will eventually be utilized.

Our annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modifying the effective tax rate. We have estimated our 2007 annual effective income tax rate to be 40.8%.

Effective January 1, 2007, we adopted FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation contains a two step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Our adoption of FIN 48 did not have a material effect on our consolidated financial position, our results of operations or our cash flow. In addition, we recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. As of September 30, 2007, we have not recorded any accrued interest related to uncertain tax positions.

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

Goodwill and other intangible assets

We account for our acquisitions in accordance with SFAS No. 141, Business Combinations. Goodwill reflects the excess of purchase price over fair value of identifiable net assets acquired. Goodwill was recorded at the time of the management buyout in September 2000. Additional goodwill and identifiable intangible assets were recorded related to acquisitions made through September 30, 2007. Goodwill recognized as a result of our acquisitions was primarily attributable to the intellectual capital of the respective acquired workforce. The acquired businesses consist almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals.

SFAS No. 142, Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. For purposes of testing for impairment of goodwill, our determination that we have one reporting unit is based on several factors, one of which is the similarity of operations throughout our individual offices. We evaluate our acquisitions on an individual basis to determine if the business acquired represents a separate reporting unit, as defined by SFAS No. 142, Goodwill and Other Intangible Assets, for purposes of assigning goodwill and performing subsequent impairment testing. To date, our business acquisitions have been integrated within the structure of our organization and our individual offices share similar economic characteristics and do not represent separate reporting units. We assess the impairment of goodwill at least annually, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of discounted cash flows or some other basis such as our quoted market price and measure the amount of impairment based on fair value. For the 2006 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. For the 2007 annual goodwill impairment test, we used the quoted market price of our common stock and compared our fair value to the carrying value of our equity. At October 1, 2007, we concluded that there was no impairment to our goodwill.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2007 compared to quarter ended September 30, 2006

Revenue

Revenue for the third quarter of 2007 increased $8.3 million, or 9%, to $99.7 million from $91.4 million for the same period of 2006. This increase included a $9.6 million, or 11%, increase in expert and professional staff revenue. The increase in expert and professional staff revenue resulted from a 16% increase in the average hourly billing rate partially offset by a 3% decrease in the number of expert and professional staff billable hours. The increase in the average hourly billing rate is attributable to rate increases as well as a change in the mix of expert and professional staff billable hours. Expert and professional staff headcount decreased 14% since September 2006 primarily as a result of our value recovery plan and attrition. The impact of the headcount decrease on billable hours was largely offset by higher professional staff utilization, more billable hours worked per expert, and increased revenues from subcontractors. Reimbursable expenses decreased by $1.3 million, or 22%, to $4.7 million from $6.0 million in the third quarter of 2006.

Revenue in the third quarter of 2007 was reduced by $3.9 million, or 4.0% of revenue, that we considered unrealizable, which represents an increase of $1.7 million over the $2.2 million, or 2.5% of revenue, that we considered unrealizable in the same period of 2006 which resulted from an increase in our historical write-off percentage of both billed and unbilled receivables.

Our organic growth rate, which we define as the increase in expert and professional staff revenue excluding a pro-rata portion of annual revenue recognized by acquired businesses in the 12-months prior to acquisition, was 9% and 15% for the quarters ended September 30, 2007 and 2006, respectively.

Revenue from our international operations was $13.9 million in the third quarter of 2007, which represents 14% of total revenue as compared to 13% of total revenue in the third quarter of 2006. Incremental revenue from our international operations accounted for $1.7 million, or 20%, of the overall $8.3 million increase in revenue in the third quarter of 2007 as compared to the same period in 2006.

Cost of services

Cost of services for the third quarter of 2007 increased $5.8 million, or 10%, to $65.9 million from $60.1 million for the third quarter of 2006. Our gross margin percentage was 33.9 % in the third quarter of 2007 as compared to 34.2% in the same period of 2006.

Expert and professional staff compensation and related costs increased $5.1 million, or 12%, while growth in expert and professional staff revenue was 11%. Contributing to the overall increase in expert and professional staff compensation is increased revenue resulting in higher compensation for our “at-risk” experts, as well as the addition of experts and professional staff in connection with our March 2007 acquisition of Secura, other new hires, salary increases, the mix of salaried staff, and increased subcontractor expenses. Increased compensation costs for “at-risk” and salaried experts were partially offset by a decrease in compensation earned by certain experts who are paid under a gross margin model.

Project origination fees paid to experts increased by $838,000, or 17%, due primarily to the growth in professional staff revenue and a higher percentage of professional staff revenue originated by “at-risk” experts versus revenue originated by experts on other compensation models in the third quarter of 2007 as compared to the third quarter of 2006.

Bonus compensation for salaried experts and professional staff increased $515,000, or 17%, to $3.6 million in the third quarter of 2007, from $3.1 million in the third quarter of 2006. The increase is due to higher performance-based bonus arrangements for certain experts and related staff, as well as higher performance bonuses for professional staff .

Amortization of signing and performance bonuses increased by $478,000, or 22%, to $2.7 million from $2.2 million in the third quarter of 2006. The increase is primarily due to the recognition of $20.4 million of signing, performance and retention bonuses since September 30, 2006, partially offset by terminating amortization of $1.6 million of signing bonuses written-off in connection with our value recovery plan and $2.8 million of previously recognized signing bonuses in connection with other employee terminations We expect continued use of signing, performance and retention bonuses in the future in order to recruit and retain key experts, including retention bonuses for Dr. David Teece, an expert and vice-chairman of our Board of Directors, as well as three other key experts, which we anticipate will be finalized prior to December 31, 2007.

Equity-based compensation expense decreased $293,000 primarily due to higher forfeitures resulting from employee terminations as well as the vesting of certain options granted prior to 2003.

Reimbursable expenses decreased by $834,000, or 15%, to $4.8 million. We typically do not generate margin on revenue associated with reimbursable expenses, except in the third quarter of 2006 we generated margin of $335,000, or 8%, due to certain client engagements at that time.

We may identify or take further actions in the fourth quarter of 2007 that may result in recognition of additional restructuring charges.

Operating expenses

Operating expenses in the third quarter of 2007 increased $1.7 million, or 8%, to $22.5 million from $20.8 million for the same quarter of 2006.

Contributing to the increase in general and administrative expenses was a net increase of $755,000 in salary, bonus and related compensation costs due primarily to salary increases and the addition of nine administrative staff since September 2006. The increase in our administrative staffing has resulted from our need to accommodate the growth in our domestic and international operations and to strengthen our administrative capabilities. Bonus compensation for management and administrative staff of $677,000 for the third quarter of 2007 decreased by $252,000, or 27%, from the third quarter of 2006, primarily due to higher third quarter 2006 bonus expense recognized for certain management personnel.

Recruiting fees in connection with hiring experts and professional staff increased by $55,000 in the third quarter of 2007 as compared to the third quarter of 2006. We anticipate we will continue to incur fees for recruiting as we continue to hire high-level experts and professional staff in practice areas identified as being consistent with our strategic plan.

Our facilities costs increased $290,000 in connection with the expansion of existing offices and the opening of two offices in connection with our March 2007 acquisition of Secura, offset by five office closures in connection with our value recovery plan and the closure of our South Korean office. Our office count decreased by four from 36 offices at September 30, 2006 to 32 offices at September 30, 2007. Costs related to computers, telecommunications and supplies increased $212,000 due to growth in our forensic accounting and other operations. Marketing and related costs increased $52,000. Outside services including legal, accounting and personnel service fees increased $329,000 which includes increases for human resource and other consulting, temporary staffing and legal fees. Travel and related expenses increased by $45,000 primarily due to increased travel for business development and by management.

Depreciation and amortization expense increased $309,000 due to equipment and software additions necessary to support the growth in our operations. Amortization of intangible assets decreased by $366,000, primarily due to certain intangible assets acquired in connection with the acquisitions of Bates and Mack Barclay being fully amortized, partially offset by amortization of intangible assets acquired in connection with the acquisition of Secura in March 2007.

Interest and other expense ( income), net

Interest and other expense (income) increased in the third quarter of 2007 by $35,000 to $144,000 from $109,000 in the third quarter of 2006. The increase was attributable to higher other expense of $21,000  as well as to lower interest income, net of expense, of $14,000 due to primarily to lower cash balances.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our annual effective tax rate 2007 is approximately 40.8% and have recognized income tax expense of $4.6 million for the third quarter of 2007. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised or when stock purchased under our Employee Stock Purchase Plan is sold prior to the end of the required holding period. We have recognized a reduction of current taxes payable of $791,000 for options exercised in the third quarter of 2007 and have reduced deferred tax assets by $686,000 and increased additional paid in capital by $105,000. Our adoption of FIN 48 effective January 1, 2007 did not impact our effective tax rate.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenue

Revenue for the nine months ended September 30, 2007 increased $25.5 million, or 10%, to $290.4 million from $264.9 million for the same period of 2006 and included a $25.9 million, or 10%, increase in expert and professional staff revenue. The increase in expert and professional staff revenue resulted from a 14% increase in the average hourly billing rate partially offset by a 2% decrease in the number of expert and professional staff billable hours. The increase in the average hourly billing rate is attributable to rate increases as well as a change in the mix of expert and professional staff billable hours. The decrease in the number of expert and professional staff billable hours is primarily due to lower professional staff utilization in the nine months ended September 30, 2007 as compared to the same period in 2006, partially offset by higher average professional staff headcount, more billable hours worked per expert, and increased revenues generated by subcontractors. Performance-based expert revenue decreased by $333,000 as compared to the nine months ended September 30, 2006 due to the September 2005 departure of a group of experts and staff who generated performance-based revenue. Reimbursable expenses were $13.7 million and $13.8 million in the nine months ended September 30, 2007 and 2006, respectively.

Revenue in the nine months ended September 30, 2007 was reduced by $12.1 million, or 4.1% of revenue, that we considered unrealizable, which represents an increase of $5.9 million over the $6.2 million, or 2.3 % of revenue, considered unrealizable in the same period of 2006 which resulted from an increase in our historical write-off percentage of both billed and unbilled receivables.

Our organic growth rate, which we define as the increase in expert and professional staff revenue excluding a pro-rata portion of annual revenue recognized by acquired businesses in the 12-months prior to acquisition, was 6% and 12% for the nine months ended September 30, 2007 and 2006, respectively.

Revenue from our international operations was $43.9 million in the nine months ended September 30, 2007, which represents 15% of total revenue as compared to 14% of total revenue in the nine months ended September 30, 2006. Incremental revenue from our international operations accounted for $7.4 million, or 29%, of the overall increase in revenue in the nine months ended September 30, 2007 as compared to the same period in 2006.

Cost of services

Cost of services for the nine months ended September 30, 2007 increased $20.3 million, or 12%, to $195.8 million from $175.5 million for the nine months ended September 30, 2006. Our gross margin percentage was 32.6% in the nine months ended September 30, 2007 as compared to 33.8% for the same period of 2006. Contributing to the margin decrease is a $3,074,000 restructuring charge related to the termination of 47 experts and 56 professional staff in connection with our value recovery plan. The restructuring charge is comprised of (i) one-time termination benefits of $645,000, (ii) the write-off of $1,570,000 of unamortized signing bonuses, and (iii) the write-off of $859,000 of expert advances paid in excess of expert fees earned. Our gross margin percentage, excluding the impact of restructuring charges in the nine months ended September 30, 2007, was 33.6%.

Expert and professional staff compensation and related costs, excluding the restructuring charge, increased by $12.1 million, or 9%. Contributing to the increase in expert and professional staff compensation is increased revenue resulting in higher compensation for our “at-risk” experts, as well as the addition of experts and professional staff in connection with our March 2007 acquisition of Secura, other new hires, salary increases, and the mix of salaried professional staff. Increased compensation costs for “at-risk” and salaried experts were partially offset by a significant decrease in compensation earned by certain experts who are paid under a gross margin model. Offsetting the increase in expert and professional staff compensation is a $1.3 million decrease in the estimate for unrecoverable advances paid to “at-risk” experts. This decrease was primarily due to the reduction in the number of experts whose advances exceeded their expert earnings

Project origination fees paid to experts increased by $1.3 million, or 9%, due primarily to the growth in professional staff revenue and a higher percentage of professional staff revenue originated by “at-risk” experts versus revenue originated by experts on other compensation models in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Bonus compensation for experts and professional staff increased $1.6 million, or 21% to $9.4 million in the nine months ended September 30, 2007, from $7.8 million in the nine months ended September 30, 2006. The increase is due to higher performance-based bonus arrangements for certain experts and related staff.

Amortization of signing and performance bonuses increased by $2.3 million, or 37%, to $8.6 million from $6.3 million in the nine months ended September 30, 2006. The increase is primarily due to the recognition of $20.4 million of signing, performance and retention bonuses since September 30, 2006, partially offset by terminating amortization of $1.6 million of signing bonuses written-off in connection with our value recovery plan and $2.8 million of previously recognized signing bonuses in connection with other employee terminations. We expect continued use of signing, performance and retention bonuses in the future in order to recruit and retain key experts, including retention bonuses for Dr. David Teece, an expert and vice-chairman of our Board of Directors, as well as three other key experts, which we anticipate will be finalized prior to December 31, 2007.

Equity-based compensation decreased by $659,000 primarily due to higher forfeitures resulting from employee terminations and vesting of certain options granted prior to 2003.

Reimbursable expenses increased by $596,000, or 4%, to $14.2 million. We typically do not generate margin on revenue associated with reimbursable expenses.

We may identify or take further actions in the fourth quarter of 2007 that may result in recognition of additional restructuring charges.

Operating expenses

Operating expenses in the nine months ended September 30, 2007 increased $11.3 million, or 19%, to $70.6 million from $59.3 million for the same period of 2006. Operating expenses in the nine months ended September 30, 2007 include an $872,000 restructuring charge in connection with our value recovery plan comprised of (i) one-time termination benefits of $566,000 in connection with the termination of four administrative staff, (ii) $302,000 of lease buyout and rent payments for five office closures, and (iii) other associated non-cash office closure costs of $4,000.

Contributing to the increase in general and administrative expenses was a net increase of $3.6 million in salary, bonus and related compensation costs due primarily to salary increases and the addition of nine administrative staff since September 2006. The increase in our administrative staffing has resulted from our need to accommodate the growth in our domestic and international operations and to strengthen our administrative capabilities. Bonus compensation for management and administrative staff of $2.4 million for the nine months ended September 30, 2007 was comparable to the same period of 2006 and included higher bonuses for administrative staff due to higher salaries offset by lower bonus expense for certain executive management positions eliminated in 2007. Also included in the net increase of $3.6 million was $51,000 of amortization of signing bonuses for administrative staff in the third quarter of 2007.

Equity-based compensation expense increased $96,000 primarily due to option grants and restricted stock issuances during the nine months ended September 30, 2007.

Recruiting fees in connection with hiring experts and professional staff increased by $363,000 in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. We anticipate we will continue to incur fees for recruiting as we continue to hire high-level experts and professional staff in practice areas identified as being consistent with our strategic plan.

Our facilities costs increased $1.2 million in connection with the expansion of existing offices and the opening of two offices in connection with our March 2007 acquisition of Secura. Our office count decreased by four, from 36 offices at September 30, 2006 to 32 offices at September 30, 2007. Costs related to computers, telecommunications and supplies increased $1.3 million due to higher average staffing levels and the growth in our forensic accounting operations. Marketing and related costs increased $694,000 as the result of our expanded marketing activities, website development and branding initiatives designed to increase the awareness of the LECG brand. Outside services including legal, accounting and personnel service fees increased $1.9 million which includes increases for human resource consulting and legal fees offset by a decrease of $317,000 of expenses incurred in connection with our unsuccessful efforts to make a significant acquisition in the quarter ended March 31, 2006. Travel and related expenses increased by $594,000 primarily due to increased travel for business development and by management. Other personnel and other expenses increased by $245,000.

Depreciation and amortization expense increased $874,000 due to equipment and software additions necessary to support the growth in our operations. Amortization of intangible assets decreased by $435,000, primarily due to certain of the intangible assets acquired in connection with the acquisitions of Bates, Lancaster, Mack Barclay and Beach being fully amortized, partially offset by intangible assets acquired in connection with the acquisition of Secura in March 2007.

Interest and other expense (income), net

Interest and other expense (income) increased in the nine months ended September 30, 2007 by $405,000 to expense of $361,000 from income of $44,000 in the nine months ended September 30, 2006. The increase was attributable to decreased interest income, net of expense, of $267,000 due to lower cash balances, increased other expenses of $165,000, partially offset by a $27,000 gain on the termination of our Korean joint venture

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our effective annual tax rate for 2007 is approximately 40.8% and have recognized income tax expense of $9.7 million for the nine months ended September 30, 2007. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised or when stock purchased under our Employee Stock Purchase Plan is sold prior to the end of the required holding period. We have recognized a reduction of current taxes payable of $1.9 million for options exercised and restricted stock vested in the nine months ended September 30, 2007 and have reduced deferred tax assets by $735,000 and increased additional paid in capital by $1.2 million. Our adoption of FIN 48 effective January 1, 2007 did not impact our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had $13.5 million in cash and cash equivalents, primarily in money market accounts. Our primary financing needs will continue to be to fund our operations, including retention and recruiting bonuses, and to fund acquisitions. Important elements of our business include the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographical areas and service areas. We expect to continue to recruit and hire top-level experts and talented professional staff in order to deepen our existing areas of service and add new ones through a mix of individual hires, group hires and acquisitions. Our March 2007 acquisition of Secura included the addition of nine experts and six professional staff.

Our current sources of liquidity are our cash on hand, cash generated by operations, and our revolving credit facility, which expires December 2011 and provides for a maximum borrowing capacity of $100 million of which $25 million can be used to secure letters of credit. The facility includes the option, subject to conditions, to increase the line to $200 million over the life of the facility. At September 30, 2007, we had no outstanding borrowings under our revolving credit facility, and we had outstanding letters of credit of $1.7 million.

Net cash provided by operations in the nine months ended September 30, 2007 was $6.0 million compared to $2.7 million used by operations in the nine months ended September 30, 2006. The $6.0 million of net cash provided by operations excludes the impact of foreign currency exchange rates on our operating assets of approximately $1.1 million. The primary sources and uses of cash from operations in the nine months ended September 30, 2007 were net income of $14.0 million, which included non-cash expenses of $21.0 million. We paid $19.9 million in signing and performance bonuses in the nine months ended September 30, 2007. Signing bonuses and bonuses with performance criteria are an integral part of our recruitment and retention effort, and amounts paid in future periods to recruit and retain top level talent could continue to be a significant use of our cash. Substantially all of the signing bonuses and certain performance bonuses issued have vesting periods ranging from one to 15 years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient voluntary leaves or is terminated for cause prior to the end of the vesting period. Other cash used by operations includes an $11.9 million increase in our accounts receivable as a result of the increase in expert and professional staff revenue and the timing of our collections. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy, and international operations. In connection with our value recovery plan, we paid $1.2 million of one-time termination benefits and $302,000 of facility closure costs during the nine months ended September 30, 2007.

Net cash used by operating activities in the nine months ended September 30, 2006 resulted from net income of $17.9 million, which included non-cash expenses of $16.5 million. Adding to cash flow from operations was a $2.2 million increase in accrued compensation due to the timing of payments to experts and bonus accruals. This was offset by an increase in accounts receivable of $22.8 million and payments of $18.0 million for signing bonuses in the nine months ended September 30, 2006.

Net cash used by investing activities was $22.5 million for the nine months ended September 30, 2007 as compared to $26.7 million for the nine months ended September 30, 2006. Cash used in investing activities included the following acquisition related payments (in thousands):

	For the nine months ended September 30,
	2007	2006
Payment in connection with acquisitions (net of cash received for customer retainers and including transaction costs):

Mack Barclay	$—	$13,074
Secura	9,196	—
Other (1)	—	195

Performance based payments:
Mack Barclay	1,845	—
EA	1,863	1,803
Bates	—	3,434
CFES	1,856	1,792
LRTS	847	1,602
WAG	1,227	—
Cook	243	—
Neilson	1,234	—
Lancaster	372	—
Beach	500	—
Total performance based payments	9,987	8,631
Total acquisition related payments	$19,183	$21,900

(1)  Finalization of transaction costs incurred.

Investing activities in the nine months ended September 30, 2007 also included investments in leasehold improvements and fixed assets of $3.3 million, related primarily to hardware and software additions. We invested $4.8 million in leasehold improvements and hardware and software costs associated with our internal systems and operations in the nine months ended September 30, 2006.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $3.2 million, consisting primarily of $10.0 million of borrowings under our revolving line of credit offset by repayments of $10.0 million, $1.8 million of proceeds from the exercise of options and $1.2 million of tax benefit from option exercises and equity compensation plans.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $13.2 million, consisting primarily of $25.0 million of borrowings under our revolving line of credit offset by repayments of $15.0 million, $2.3 million of proceeds from the exercise of options and $784,000 of tax benefit from option exercises and equity compensation plans.

Commitments Related to Acquisitions and Certain Experts

We have made commitments in connection with our acquisitions and certain expert agreements that will require us to make additional payments and bonus compensation payments if specified performance targets are achieved. The following summarizes commitments in connection with our acquisitions and certain expert agreements as of September 30, 2007. (See Note 9 of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a schedule of additional purchase price recognized in the nine months ended September 30, 2007.)

In connection with our March 2007 acquisition of Secura, if specified performance targets are achieved through December 2010, we will make an additional payment of up to $2.5 million after December 2010.

In connection with our May 2006 acquisition of Mack Barclay, as a result of achieving specified performance targets through September 30, 2007, we will pay $334,000 in July 2008. If additional specified annual performance targets are achieved through April 2011, we will make additional payments of up to $6.6 million by no later than July 2011.

In connection with our December 2005 acquisition of Lancaster, as a result of achieving specified performance targets through September 30, 2007, we will pay $85,000 in March 2008. If additional specified annual performance targets are achieved through December 2009, we will make additional payments of up to $893,000 by no later than March 2010.

In connection with our November 2005 acquisition of the business of Neilson, as a result of achieving specified performance targets through September 30, 2007, we will pay $841,000 in January 2008. If additional specified performance targets are achieved through October 2010, we will make additional payments of up to $1.7 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in January 2011 if higher targets are met by no later than October 2010.

In connection with our August 2005 acquisition of the business of Bates, we made a payment of $4.6 million in October 2007 as specified performance targets were achieved through July 2007. If additional specified performance targets are achieved through July 2011, we will make additional payments of up to $4.9 million by no later than September 2011.

In connection with our March 2005 acquisition of Cook, if specified performance targets are achieved through December 2008, we will make additional payments of up to $757,000 by no later than March 2009.

In connection with our August 2004 acquisition of SVEWG, we recognized a liability in the third quarter of 2005 for an estimated performance payment of $87,000. In addition, we will make guaranteed payments of $2.0 million no later than September 2009, and if specified performance targets are achieved through July 2009, we will make additional payments of up to $2.1 million over the period beginning September 2008 and ending no later than September 2009.

In connection with our March 2004 acquisition of EA, additional payments of up to $2.0 million will also be made by March 2009 if certain higher performance targets are achieved through December 2008.

In connection with our March 2004 acquisition of LRTS, as a result of achieving specified performance targets through September 30, 2007, we will pay $146,000 in February 2008. If additional specified performance targets are achieved through February 2009, we will made additional payments of up to $1.1 million by no later than April 2009.

In connection with the hiring of certain experts in August 2006, if specified performance targets are achieved by 2011, we will make performance bonus payments of up to $5.0 million, which would be amortized over periods ranging from four to seven years.

Revolving credit facility

Our revolving credit facility provides for maximum borrowings of $100 million, of which $25 million is available for letters of credit. As of September 30, 2007, we had no outstanding borrowings under this facility, and $1.7 million of outstanding letters of credit. The interest rate is determined at the time of each borrowing based on the greater of the prime rate or the federal funds rate plus 0.5%. The rate in effect at September 30, 2007 was 8.25%. The facility also provides for annual commitment fees of 0.10%-0.20% on the unused portion of the facility.

Future needs

We believe funds generated by operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next 12 months. Cash payments for signing and performance bonuses and acquisitions could materially affect our anticipated cash needs, as we anticipate continuing to use signing and performance bonuses to recruit and retain high level expert talent, including retention agreements for Dr. David Teece, an expert and vice-chairman of our Board of Directors, as well as three other key experts, which we anticipate will be finalized prior to December 31, 2007. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of September 30, 2007, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have operations in Argentina, Belgium, Canada, Italy, New Zealand, France, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation and transaction gains and losses. If exchange rates on such currencies were to fluctuate by a hypothetical 10%, we believe that our results from operations and cash flows would not be materially affected.

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

We have taken initial steps to address the control weakness assessed as of December 31, 2006 by modifying our process for extracting the requisite data used in calculating compensation expense and earnouts that led to the errors in the 2005 and 2006 calculations. We believe that the modifications will significantly decrease the likelihood that data will be excluded from any individual period’s calculation when fully implemented. We will also continue to review and modify our processes and procedures to further strengthen points of control in connection with all expert compensation calculations. This will involve reviewing and reconfirming the mapping of all operational processes in connection with gathering and aggregating revenue and expense data, redefining positions and functional roles within the finance organization, improving control procedures, adding significant layers of internal review, and adding finance department personnel to provide better assurance that the resulting financial information is accurate and produced in a timely manner.

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

Because of the material weakness described in Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2006, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

(c)                                   Quarterly Evaluation of Changes in Internal Controls over Financial Reporting.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management has concluded that there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is likely to materially affect, our internal control over financial reporting and disclosure controls and procedures

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. The occurrence of any of the following could harm our business, financial condition or results of operations. In that event, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

As of December 31, 2006, our management assessed that we did not maintain effective internal control over financial reporting as the result of a material weakness in connection with the calculation of certain complex, non-standard compensation arrangements and certain performance-based business acquisition payments. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the trading price of our common stock.

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

We began implementation of a value recovery plan in March 2007 in an effort to improve the profit contribution of our experts and professional staff, and ultimately to improve our longer-term operating results. In connection with this plan, we incurred restructuring charges totaling $3.9 million during the nine months ended September 30, 2007, including one-time termination benefits, write-offs of unamortized signing bonuses and expert advances, and lease termination costs. We have taken, and will continue to take, actions intended to improve longer-term operating results in furtherance of this plan. Those actions have included, and may in the future include, reductions in our workforce and closure of facilities. As a result of these actions, the employment of some experts and professional staff with unique skills may be terminated and other employees may, in the future, leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, we may experience morale issues, revenue loss and we may not achieve the improved longer-term operating results we anticipate.

Our financial results could suffer if we are unable to successfully attract, integrate and retain our experts and professional staff.

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts without non-compete agreements can terminate their relationship with us at any time and immediately begin to compete against us. Five experts accounted for 17% of our revenues in each of 2006 and the nine months ended September 30, 2007. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results. In addition, if we are unable to retain groups of experts and their staff associated with an acquisition, this could materially harm our business and financial results.

Further, if we are unable to attract, develop, motivate and retain highly qualified experts, professional staff and administrative personnel, our ability to adequately manage and staff our existing projects and obtain new projects could be impaired, which would adversely affect our business and our prospects for growth. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our competition comes from other consulting firms, research firms, governments, universities and other similar enterprises. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Increasing competition for these professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations. The loss of services from, or the failure to recruit, a significant number of experts, professional staff or administrative personnel could harm our business, including our ability to secure and complete new projects.

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 24% and 20% of our billings in 2006 and the nine months ended September 30, 2007, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 21% and 19% of our billings in 2006 and the nine months ended September 30, 2007, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission. Conflicts of interest could preclude us from accepting projects.

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

We currently have operations in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 14% in 2006 and 15% in the nine months ended September 30, 2007. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

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

*3.6	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
*4.1	Form of the Registrant’s Common Stock Certificate
10.78	Agreement between LECG Corporation and Steven R. Fife, entered into July 30, 2007 and effective August 1, 2007 (1)
10.79	Agreement between LECG Corporation and Marvin A. Tenenbaum, dated July 12, 2007
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal executive officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal financial officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No.333-108189), as amended.

(1)    Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated by the mark “***”. This Exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: November 8, 2007	/s/ Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven R. Fife
Chief Financial Officer
(Principal Financial Officer)