Form 10-K
period 2007-12-31
LECG CORP
filed 2008-03-17
CIK 1192305

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The approximate aggregate market value of the registrant's common stock held by non-affiliates as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $308,625,165* (based on the closing price for the common stock on the NASDAQ Global Select Market).

          As of February 29, 2008, there were 25,454,678 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2008 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2007.

*
Excludes the common stock held by executive officers, directors and stockholders whose ownership equals or exceeds 10% of the common stock outstanding at June 30, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

INDEX

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

        The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms "believes", "expects", "will"' "could", "plans", "anticipates", "estimates", "predicts", "intends", "potential", "continue", "should", "may", or the negative of these terms or similar expressions are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, including maintaining effective internal control over financial reporting (5) our ability to maintain and attract new business, (6) the cost and contribution of additional hires and acquisitions, (7) successful administration of our business and financial reporting capabilities, (8) potential professional liability, (9) intense competition, (10) risks inherent in international operations, and (11) risks inherent in successfully transitioning and managing our restructured business. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. "Risk Factors." We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Introduction

        We provide expert services through our highly credentialed experts and professional staff whose skills and qualifications provide us the opportunity to address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial environments. We conduct economic, financial, accounting and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include electronic discovery, forensic accounting, data collection, econometric modeling and other types of statistical analyses, report preparation and oral presentation at depositions. Our experts are renowned academics, former senior government officials, experienced industry leaders, technical analysts and seasoned consultants. Our clients include Fortune Global 500 corporations, major law firms and local, state and federal governments and agencies in the United States and other countries throughout the world.

        LECG was organized in September 2000 by a group of experienced experts, including our Vice Chairman David J. Teece, who were working at LECG, Inc., a wholly owned subsidiary of Navigant Consulting Inc. In November 2003, we completed our initial public offering and became a publicly traded company.

        We have increased our total expert and professional staff headcount from 495 at December 31, 2003 to 831 at December 31, 2007. In the past four years, we completed twelve acquisitions in order to add expert and professional staff, to expand into new practice areas, and to strengthen our existing practice areas. We have also made individual and group hires, including experienced professionals from consulting firms, government, and educational institutions.

        We expanded our office locations from 24 at December 31, 2003 to 29 at December 31, 2007, including 20 offices in the United States and nine offices in eight foreign countries.

Certain business developments in 2007

        In February 2007, our Board of Directors approved an action program intended to increase our profitability and stockholder value. This stockholder value recovery plan ("value recovery plan") included (i) expert headcount reduction, based on the analysis of practice group and individual expert contribution margins, staff leverage, and our strategic direction, (ii) increased controls over general and administrative expenditures, including office closures, (iii) more stringent acquisition evaluation criteria, and (iv) professional staff and administrative staff headcount reductions through both attrition and involuntary terminations. The actions taken to date associated with the value recovery plan have improved professional staff utilization, infrastructure and management disciplines, and we anticipate these results will allow higher levels of profitability as we expand the business.

        Our number of experts decreased by 18% from 375 at December 31, 2006 to 308 at December 31, 2007, and our professional staff decreased by 18% from 634 at December 31, 2006 to 523 at December 31, 2007 primarily in connection with our value recovery plan and voluntary attrition.

        Also in connection with our value recovery plan, we closed or vacated seven offices and other facilities. At December 31, 2007, we had 29 offices compared to 36 offices at December 31, 2006.

        In 2007, in connection with our value recovery plan, we recognized restructuring charges of $10.7 million, consisting of non-cash charges of $7.6 million related primarily to the write-offs of unamortized signing and performance bonus amounts and expert advances in excess of earnings, as well as cash charges of $3.1 million related primarily to one-time termination benefits and lease termination costs.

        On December 31, 2007, as part of the value recovery plan to focus our practice area offerings, we sold our Silicon Valley Expert Witness Group, Inc. subsidiary. This subsidiary accounted for revenue of $11.0 million, $8.6 million and $8.6 million and net income after taxes of $778,000, $574,000 and $531,000 in 2007, 2006, and 2005, respectively, which is shown as "Income from operations of discontinued subsidiary, net of income taxes" in our Consolidated Statements of Income. We recognized a loss on disposal of subsidiary of $2.2 million in 2007.

BUSINESS ENVIRONMENT FOR EXPERT SERVICES

Demand for expert services

        Management, courts, arbitration panels, tribunals, regulatory authorities, legislative bodies and boards of directors throughout the world use independent expert analysis and advice to help resolve disputes through litigation, arbitration and negotiation, as well as to understand and address the impact of regulation and legislation. These processes generate ongoing demand for original authoritative economic, financial and statistical analyses, irrespective of the business cycle. The credibility of expert analysis and advice is enhanced if the work is independent, is prepared by highly qualified individuals and is informed by the objective facts and circumstances concerned. Judges, jurors, arbitrators, legislators, senior executives and boards of directors tend to give greater weight to experts who do not have a vested interest in the outcome. When trying to resolve or assess important, complex issues, it is frequently insufficient to rely on already published studies. Typically, original and forensic analysis must be conducted based on specific data, documents and facts.

Dispute resolution and decision-making

        Disputes are an inherent element of the economy and occur regardless of the business cycle. Disputes that require expert analysis and advice typically have significant financial impact for the parties involved, and as the costs of, or potential for adverse outcomes increase, the demand for expert services grows. Expert analysis and advice can also help shape policy choices and can help guide affected parties' responses. The dispute resolution and decision-making processes can be assisted by independent, objective expert analysis of facts, data, causes and consequences.

  •
  Litigation.  Complex litigation continues to grow, driven by legislative ambiguities, regulatory activities, judicial interpretations and private actions, including class action law suits. Litigation arises from many areas of economic activity, including mergers and acquisitions, intellectual property, contract disputes, interpretation and enforcement, and taxation. Hundreds of millions of dollars in damages are frequently sought and sometimes awarded in the United States. Both defendants and plaintiffs seek expert analysis and advice to inform courts, arbitration panels and juries in determining appropriate remedies.

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

  •
  Arbitration.  Arbitration is often used to resolve commercial disputes under long-term contracts arising from changes in the business environment due to a number of factors, including government action, new technology and shifts in critical input costs. For instance, long-term gas supply contracts for electric utilities may not be able to adequately address changes in world energy prices, and contracting parties may seek a resolution to these unanticipated changes through arbitration rather than litigation. Various governments and financial institutions are signatories to certain treaties which allow for them to engage in dispute resolution through the use of arbitration proceedings. Such proceedings have the potential to provide a multi-national solution to a variety of complex matters. International arbitration has seen a growing number of cases brought before the International Centre for Settlement of Investment Disputes ("ICSID") created by the World Bank, examples of which include investment disputes between sovereign governments and private foreign investors. Parties increasingly rely on arbitration to maintain commercial contracts over time. Authoritative reports are often commissioned to analyze unanticipated changes and help determine the appropriate adjustments that should be made.

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

        Large-scale authoritative studies and analyses for dispute resolution are unsuited to traditional consulting and academic environments. For instance, most universities, think tanks and laboratories do not allow faculty or staff to use the institution's facilities or students when they are on private consulting engagements. Traditional consulting firms are also not designed to support a broad range of individuals with highly specialized and differentiated expertise. Management consulting firms often operate by leveraging particular methodologies and concepts. Providing expert services requires specialized analysis and highly customized approaches that can involve the analysis of large numbers of legal documents and electronic data related to the issues at hand.

Addressing expert needs

        Experts provide a unique managerial challenge because they are highly specialized, educated, independent and self-motivated, and may have already enjoyed senior management or executive-level status. We believe experts desire to work in an organization that enables professional autonomy, brings together other experts with substantive specialized knowledge, provides clear incentives that align returns for both the expert and the firm, employs experienced professional staff with strong analytical and project management skills, and provides the requisite administrative infrastructure.

  •
  Objective rewards.  Because professional activities for experts are substantially self-directed, and because of the need for autonomy, compensation systems are more effective if they are tied to objective financial criteria over which the expert has significant control.

  •
  Association with other experts.  Experts benefit from being able to call upon the expertise of their colleagues. Bringing together experts in a services organization can create a collegial environment in which knowledge can be exchanged, and colleagues can share work, ideas, professional experiences and client opportunities.

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

Addressing client challenges

        Expert services are highly specialized and their effective delivery requires identifying individuals with substantive knowledge of the specific problems or issues under consideration, quality reputations and the ability to clearly communicate and defend analyses and advice under rigorous questioning or cross-examination. On-time performance is critical, especially when there are deadlines for reports and appearances before judges, juries, arbitrators and legislators. In addition, clients expect that experts will be efficient in leveraging the capabilities of professional staff to manage costs.

OUR COMPETITIVE STRENGTHS

        Our competitive strengths enable us to provide high-quality, independent expert testimony, original authoritative studies and strategic advice to Fortune Global 500 companies, major law firms and local, state and federal government agencies in the United States and internationally. We continually seek new talent to deepen our existing capabilities as well as expand into new areas. We believe that our experts' qualifications, independence, experience and reputations give us a strong presence in the marketplace for expert services.

Renowned experts

        Our experts include internationally recognized faculty and former faculty from many of the world's best universities, many of whom are also significant contributors to academic and professional literature in economics and finance. These experts specialize in areas such as antitrust, policy, complex financial damages, forensic accounting, electronic discovery, environmental damages assessment, telecommunications regulation and deregulation, bankruptcy, corporate restructuring, electricity market design, healthcare and intellectual property valuation. Many of our experts also have valuable hands-on industry experience or have worked in or with government agencies, such as the United States

Department of Justice, United States Securities and Exchange Commission, United States Federal Trade Commission, Internal Revenue Service, Environmental Protection Agency, European Commission, United Kingdom's Office of Gas and Electricity Markets and national treasuries around the world. The reputations and experience of our experts drives the demand for our services.

        Our growth is dependent upon our ability to hire and retain leading experts in fields where we believe there is substantial business opportunity for expert analysis and advice due to the significant economic and financial impact of the disputes and decisions involved. Our focus of informing decision-makers involved in complex dispute resolution enables us to effectively recruit and retain top expert talent from a variety of disciplines.

Entrepreneurial culture

        Our organizational structure fosters an entrepreneurial culture that enables us to attract, deploy and retain leading independent experts from academia, government and the private sector. Our experts are credentialed, self-motivated, individuals with highly specialized knowledge who respond best to an organization such as ours that provides them with a high degree of autonomy and intellectual freedom. We have demonstrated the ability to effectively identify, recruit and integrate additional experts into our company. We also have the ability to develop experts from within the firm.

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

OUR EXPERT SERVICES BUSINESS

        We provide expert services including independent expert testimony, original authoritative studies and strategic advice to Fortune Global 500 corporations, major law firms, local, state and regional governments and governmental agencies in the United States and internationally. Demand for our services is driven by clients attempting to resolve complex disputes through litigation, arbitration or negotiation, or seeking to understand and address regulation and legislation. We apply our core competencies to matters arising from these key drivers to provide independent expert services to our clients.

Core competencies

        Our experts and professional staff have specialized knowledge in economic, financial and statistical theories, antitrust policy, complex financial damages, electronic discovery and data organization, forensic accounting and other areas requiring complex analyses. In addition, many of our experts and professional staff also possess in-depth knowledge of specific markets, regulations and industries. These core competencies enable us to incorporate complex methodologies and tools developed in research settings to deliver independent expert testimony, original authoritative studies and strategic advice in adversarial and non-adversarial settings to assist in dispute resolution and decision-making. The reputations of our experts and the quality of our experts' services have resulted in a high level of repeat business and the development of significant new business.

Services provided

        Our experts and professional staff provide independent expert testimony, original authoritative studies and strategic advice to help resolve complex disputes and inform legislative, judicial, regulatory and business decision-makers. Our experts and professional staff manage information and conduct independent, sophisticated economic, financial and statistical analyses for clients attempting to resolve disputes through litigation, arbitration or negotiation or seeking to understand and address regulation and legislation..

  •
  Expert testimony.  Our experts provide independent oral and written expert testimony on behalf of plaintiffs and defendants in trial, arbitration and mediation proceedings, as well as in matters before regulatory agencies and legislative bodies. Our experts have testified throughout the world on matters such as antitrust policy, class certification, complex merger filings, contract damages, employment discrimination, damage quantification as well as on the valuation of a wide range of intellectual property assets, including patents, copyrights, trademarks, trade secrets and trade dress.

  •
  Authoritative studies.  We prepare and provide independent authoritative studies generally in connection with litigation; such as studies containing detailed economic, financial and statistical analyses. Authoritative studies are often commissioned in support of expert testimony or to analyze proposed regulations or legislation. Large amounts of information and data must often be assembled by staff in order to conduct these analyses. We also prepare expert studies that are used during arbitration and negotiation.

  •
  Advisory services.  Our experts and professional staff provide independent strategic advice and expert consulting, particularly in industries with heavy regulatory oversight. This advice is usually provided to senior management and boards of directors of our clients. Our services include the analysis and evaluation of potential mergers and the integration of businesses, the economic analysis of prospective investments, securities litigation consulting, transfer pricing valuation, risk management analysis in connection with large insurance claims, the design of regulatory compliance systems and the management of intangible assets. We frequently advise on regulatory strategy and on market design. In the finance area, we perform valuations of assets, including intellectual property, such as patents, trade secrets and trademarks. We provide advice regarding licensing and transfer pricing strategies and protocols. Representative practice area expertise

        Our experts have specific expertise in practice areas that include competition policy/antitrust; complex damages including intellectual property, environmental and insurance claims; market and regulatory design; valuation analysis; labor and employment; forensic accounting; electronic discovery, bankruptcy and securities litigation. Many of our projects span multiple practice areas, and many of our staff work in several practice areas. We have also developed new practice areas, such as labor and employment, bankruptcy and reorganization and securities litigation, as the issues facing our clients evolve and new business opportunities arise.

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

  •
  Securities.  As damages from business litigation become more complex, there is a need for expert advice based on advanced economic and financial analysis. Our practice in this area includes many professionals with a deep understanding of the application of advanced methodologies and techniques in economics, finance, accounting and statistics. An important element of this practice is assessing damages in securities litigation, as well as damage issues related to patent, copyright and trademark infringement and trade secret misappropriation. These issues can involve determinations of lost profits, damages and reasonable royalties.

  •
  Regulated industries.  We help businesses and governments understand and address market and regulatory policies through the use of economic and financial analyses. Our insights, analyses, recommendations and presentations are used to respond to proposed policy changes, as well as initiate new policies that address strategic objectives. We offer a broad array of services in market and regulatory design ranging from testimony and guidance in front of regulatory commissions or legislative bodies, to the actual design and oversight of independent system administration in the electricity sector.

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

  •
  Labor and employment.  Our experts perform statistical analyses and evaluate discrimination, wrongful termination and wage and hour claims. Our experts calculate economic loss and damages by analyzing employer statistics for potential disparities in hiring, layoffs, promotions, and pay and performance assessments. Our experts have advised on human resource management, benefits, collective bargaining and arbitration.

  •
  Intellectual property and damages.  We provide a global perspective, solid expertise and recognized credentials to our clients' intellectual property-related issues. In an increasingly knowledge-driven economy, a company's intangible assets are often its most important assets and the major source of its competitive advantage. Developing, managing, and protecting these assets is a key component of an effective business strategy. Our intellectual property services include expert testimony, damages analysis, market issues, valuation and management of intellectual property.

  •
  Forensic accounting.  We provide forensic accounting services in connection with complex commercial disputes and regulatory investigations. We gather and analyze voluminous financial data to uncover evidence, reconstruct complex financial transactions and events and identify potential liabilities or areas of fraud.

  •
  Electronic discovery services.  The capability for law firms to effectively manage and access case documentation and data is critical to attorneys responsible for the outcome of a case and the clients they represent. Our electronic discovery experts work directly with outside counsel, general counsel and corporate executives to deliver objective advice in all phases of electronic discovery. Our electronic discovery services include: litigation readiness planning, electronic discovery consulting, litigation information management, data preservation, computer forensics, email recovery and reconstruction, and transactional data analysis.

  •
  Bankruptcy and restructuring.  We provide a comprehensive scope of specialized accounting and tax services to clients, courts and law firms in connection with bankruptcy and reorganization matters, which include providing expert consulting to trustees, receivers, examiners, debtors, creditor committees, and secured creditors. Our experts also serve as trustees, receivers and examiners in Chapter 11 and Chapter 7 cases.

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

Representative clients

        We provide expert services to Fortune Global 500 corporations, major law firms and local, state and federal governments and agencies in the United States and other countries throughout the world. Our ten largest clients represented 18%, 15%, and 20% of our revenues in 2007, 2006 and 2005, respectively. No single client accounted for more than 4% of our revenues in any of those periods. We are frequently approached directly by law firms on behalf of clients to provide independent testimony, authoritative studies and/or strategic advice in matters involving litigation, arbitration, negotiation, legislation or regulation. In these cases, our engagement and billing arrangements are often with such law firms.

International operations

        We have international offices in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom which accounted for 17%, 15% and 15% of our consolidated revenue in 2007, 2006 and 2005, respectively. We terminated our joint venture interest in LECG Korea, LLC in January 2007. International practice areas include competition policy and antitrust, finance and damages, regulatory expertise and transfer pricing. Through our European operations, we provide law firms, businesses, regulators, and governmental agencies with independent and objective advice and analysis on matters of economics, finance and strategy. Our international experts and professional staff work across a range of industries and have particular expertise in communications and media, energy and utilities, and financial services.

        Financial information about our geographic areas and risks associated with our international operations appear in Note 2 of Notes to Consolidated Financial Statements included under "Segment Reporting" in this Form 10-K report and in Item 1A: "Risk Factors."

EMPLOYEES

        As of December 31, 2007, we had 1,056 employees and 78 exclusive independent contractors, consisting of 308 experts, 523 professional staff and 303 administrative staff members.

Experts and professional staff

Experts

        We classify our experts as directors or principals. As of December 31, 2007, we had 308 experts, consisting of 231 directors and 77 principals. Directors tend to be more experienced than principals, and generally have more established reputations. Directors are expected to generate more engagements than principals. Principals are hired from outside the Company or promoted from the ranks of senior professionals after they have achieved a sufficient reputation of their own and developed the ability to attract new work. Directors tend to be paid a higher percentage of their individual billings, which we refer to as pass-through rates, and may receive other forms of variable compensation not typically offered to principals. Our agreements with our directors and principals generally provide for exclusivity with us in consideration for consulting fees determined by the expert's time billed and collected, as well as project origination fees for work originated or managed by the expert. The agreements are terminable at will and generally do not restrict competition with us following termination. However, our agreements do limit post-departure solicitation of certain clients and staff. From time to time we will allow experts to accept engagements outside the firm, and we also engage experts not otherwise associated with us.

        In addition to our experts, we had affiliate relationships with approximately 300 individuals, who worked with us on a non-exclusive basis during 2007. In 2007, expert revenue from affiliates accounted for approximately 2% of our revenues. We compensate these affiliates similarly to the majority of our experts; that is, they are paid upon our receipt of payment from clients. We also had relationships with an additional 700 of such individuals during 2007 who were affiliated with us through our Silicon Valley Expert Witness Group, Inc. subsidiary which we sold on December 31, 2007.

        We offer our experts a generous compensation model, a collegial atmosphere, high autonomy and transparency of compensation through contractually agreed pass-through rates on billed and collected work, as well as project origination fees. We refer to this variable compensation as the "expert model." Under the expert model, our experts are compensated based on a percentage of their own billings, or pass-through rates, ranging from 30% to 100%, and currently average approximately 70% of their individual billings. The possibility of generous compensation is coupled with high accountability as each expert's compensation on a project is linked to our ability to collect on that project, leaving the expert at risk for payment from us. As of December 31, 2007, approximately 76% of our experts participated in this variable compensation model. We also compensate experts based on specified revenue and gross margin targets that are calculated and evaluated on groups of experts and staff working together throughout the year. Experts not participating in either of these variable compensation models are paid a fixed salary and are typically eligible for bonus compensation based on revenue, leverage and other criteria.

        We allow our experts to retain significant control over their time commitments. This flexibility enables our experts to pursue the educational, research, publishing and professional activities that add to their reputations and increase their value as experts.

        Our experts have entered into agreements with us in which they have agreed that they will exclusively utilize our support staff in connection with their expert services work when the staff with the require lever of expertise is available. In calculating incentive compensation for individual experts under the expert model we deduct the cost of an expert's own executive assistants, employment related taxes and certain benefits as well as a portion of the cost of business development activities. While some of our experts are exclusive independent contractors, most are our employees.

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

1A.    RISK FACTORS

        Set forth below are certain risks and uncertainties that affect our business and that could cause our actual results to differ materially from the results contemplated by forward-looking statements we may make in our press releases, conference calls and other communications with our investors, and in our reports filed with the Securities and Exchange Commission, including those contained in this Report. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline, and stockholders may lose all or part of their investment. The markets and economic environment in which we compete is constantly changing, and it is not possible to predict or identify all the potential risk factors. Additional risks and uncertainties not presently known to us or that we do not currently consider to be material could also impair our operations.

We are dependent on retaining our experts to keep our existing clients and ongoing and future projects, and our financial results and growth prospects could suffer if we are unable to successfully attract and retain our experts and professional staff.

        Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 17% of our revenues in each of 2007, 2006, and 2005. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results. In addition, if we are unable to retain groups of experts and their staff associated with an acquisition, this could materially harm our business and financial results.

        In addition, if we are unable to attract, develop, and retain highly qualified experts, professional staff and administrative personnel, our ability to adequately manage and staff our existing projects and obtain new projects could be impaired, which would adversely affect our business and our prospects for growth. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our competition comes from other consulting firms, research firms, governments, universities and other similar enterprises. Many of these competitors may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Increasing competition for these professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations. The loss of services from, or the failure to recruit, a significant number of experts, professional staff or administrative personnel could harm our business, including our ability to secure and complete new projects.

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

  •
  general economic conditions.

        Forecasting demand for our services and managing staffing levels and transitions in the face of the uncertainties in project demand is quite difficult. If we are unable to achieve and maintain high utilization as well as maintain or increase the billing rates for our professional staff, our financial results could suffer materially.

Our client projects may be terminated or initiated suddenly, which may negatively impact our financial results.

        Our projects generally center on decisions, disputes, proceedings or transactions in which clients are seeking expert advice and opinions. Our projects can terminate suddenly and without advance notice to us. Our clients may decide at any time to settle their disputes or proceedings, to abandon their transactions or to take other actions that result in the early termination of a project. Our clients are ordinarily under no contractual obligation to continue using our services. If an engagement is terminated unexpectedly, or even upon the planned completion of a project, our professionals working on that engagement may be underutilized until we assign and transition them to other projects. The termination or significant reduction in the scope of a single large engagement could negatively impact our results of operations in a given reporting period.

        Conversely, projects may be initiated or expanded suddenly, and we may not be able to adequately manage the demands placed upon our experts and staff when that occurs. This could result in inefficiencies and additional time spent on engagements by our experts and staff that we may not be able to bill and collect. For example, in 2006 and 2007 we experienced a significant increase in work performed that we considered uncollectible, a part of which was the result of our failure to successfully manage certain engagements. If we are unable to successfully manage the requirements and time spent by experts and staff on engagements, our financial results may be adversely impacted.

Our ability to maintain and attract new business depends upon our reputation, the professional reputation of our experts and the quality of our services on client projects.

        Our ability to secure new projects depends heavily upon our reputation and the individual reputations of our experts. Any factor that diminishes our reputation or that of our experts could make it substantially more difficult for us to attract new projects and clients. Similarly, because we obtain many of our new projects from clients that we have worked with in the past or from referrals by those clients, any client that is dissatisfied with the quality of our work or that of our experts could seriously impair our ability to secure additional new projects and clients.

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

The implementation of our value recovery plan in 2007, which has involved workforce reductions, office closures and increased costs of services and general and administrative expenses, may disrupt our business and may not successfully achieve improved longer-term operating results.

        We began the execution of a value recovery plan in March 2007 in an effort to improve the profit contribution of our experts and professional staff, and ultimately to improve our longer-term operating results. In connection with this plan, we incurred restructuring charges totaling $10.7 million during 2007, including one-time termination benefits, write-offs of unearned signing and performance bonuses and expert advances, and lease termination costs. In connection with this plan, the employment of some experts and professional staff with unique skills was terminated. In the future, other experts and employees may leave our company voluntarily due to the uncertainties associated with our business environment and their job security, and we may experience morale issues. In addition, we may lose revenue and we may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

Our estimated restructuring accruals may not be adequate.

        While our management uses all available information to estimate restructuring charges, particularly facilities costs, our estimated accruals for restructuring related to our value recovery plan may prove to be inadequate. If our actual sublease revenues or the results of our exiting negotiations differ from our assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

Goodwill related to previous acquisitions represents a substantial portion of our total assets. If the fair value of our goodwill asset should drop below its recorded value, we would be required to expense the excess goodwill.

        As of December 31, 2007, our goodwill asset totaled $106.8 million, which represented approximately 30% of our total assets at that date. This goodwill asset is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at least annually and whenever significant changes in events or circumstances indicate that the carrying value may not be recoverable. In general, this means that we must determine whether the fair value of the goodwill is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to recognize the impairment of the excess goodwill as an operating expense. At October 1, 2007, we concluded that there was no impairment to our goodwill.

        However, goodwill impairment analysis and measurement is a highly subjective process which requires significant judgment. A drop in our stock price and resulting market capitalization (like the drop which occurred in late January 2008), could result in a material impairment charge if we determined that the decline was other than temporary. We will continue to monitor our market capitalization for evidence of a permanent decline in the fair value of our net assets, including goodwill. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in a goodwill impairment and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

If we are unable to manage the growth of our business successfully, our financial results and business prospects could suffer.

        Over the past several years we experienced significant growth in the number of our experts and professional staff. We also expanded our practice areas and opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. In 2007 we recognized restructuring charges of $10.7 million primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past two years. We also closed eight facilities during 2007. In 2006, we experienced increased and unplanned selling, general and administrative costs.

        In addition, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth and maintain our capability of complying with existing and new regulatory requirements, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability. There are certain key personnel that have developed over time a deep institutional knowledge of, and have helped shape and implement our expert compensation models, including developing the financial and operational support systems and contractual agreements necessary to administer their complexities. This institutional knowledge has been an essential element in our ability to respond to the demands imposed by our growth.

        In 2006, we reported a material weakness in connection with the calculation of certain complex, non-standard compensation arrangements and business acquisition performance-based agreements. At December 31, 2007, we had remediated that material weakness. However, as we acquire new businesses in the future we will need to properly and timely manage the accounting for the acquisition and compensation arrangements, and integrate their financial reporting systems into ours, including our disclosure controls and procedures. We may be unable to successfully implement changes and make improvements to our information and control systems in an efficient or timely manner and we may discover additional deficiencies in our existing systems and controls. Any failure to successfully manage growth, retain key administrative personnel, and maintain adequate internal disclosure controls and procedures or controls over financial reporting, could result in the identification of additional material weaknesses in our controls which could harm our financial results and business prospects.

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

        Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of experts and by acquiring other expert services firms. However, we may be unable to identify, hire, acquire or successfully integrate new experts and consulting practices without substantial expense, delay or other operational or financial problems. And, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional experts or acquiring other expert services firms could also involve a number of additional risks, including:

  •
  the diversion of management's and key senior experts' time, attention and resources, especially since key senior experts involved in the recruiting and acquisition process also provide consulting services that account for a significant amount of our revenues;

  •
  loss of key acquisition related personnel;

  •
  the incurrence of significant signing and performance bonuses, which could adversely impact our profitability and cash flow, or result in the later write-off of unearned portions of such bonus, which could adversely impact our profitability;

  •
  additional expenses associated with the amortization, impairment or write-off of acquired intangible assets, which could adversely impact our profitability;

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

  •
  dilution to our stockholders as a result of issuing equity securities in connection with hiring new experts or acquiring other expert services firms; and

  •
  difficulties in integrating diverse corporate cultures.

        We have recently had losses as a result of these risks after hiring individuals and groups of experts and acquiring expert practices. For example, in 2007, we recognized a $2.2 million loss as a result of the disposal of our Silicon Valley Expert Witness Group, Inc. subsidiary which we had acquired in August 2004. We recognized restructuring charges of $10.7 million primarily related to the termination of experts and professional staff who had largely been hired in new practice areas during the past two years, and we also closed eight facilities. In 2007, two key experts hired in connection with our March 2004 acquisition of Low Rosen Taylor and Soriano, and one key expert hired in connection with our December 2005 acquisition of Beach & Company International voluntarily terminated their employment with us. We anticipate that we will encounter these risks in connection with future hiring and acquisitions.

We depend on complex damages and competition policy/antitrust practices, which could be adversely affected by changes in the legal, regulatory and economic environment.

        Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 20%, 23%, and 24% of our billings in 2007, 2006, and 2005, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 18%, 21%, and 24% of our billings in 2007, 2006, and 2005, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

        We provide our services primarily in connection with significant or complex decisions, disputes and regulatory proceedings that are often adversarial or involve sensitive client information. Our engagement by a given client may preclude us from accepting projects with that client's competitors or adversaries because of conflicts of interest or other business reasons. As we increase the size of our operations, the number of conflict situations can be expected to increase. Moreover, in many industries in which we provide services, for example the petroleum and telecommunications industries, there has been a continuing trend toward business consolidations and strategic alliances, the impact of which is to reduce the number of companies that may seek our services and to increase the chances that we will be unable to accept new projects as a result of conflicts of interest. If we are unable to accept new assignments for any reason, our business may not grow and our professional staff may become underutilized, which would adversely affect our revenues and results of operations in future periods.

Our engagements could result in professional liability, which could be very costly and hurt our reputation.

        Our projects typically involve complex analysis and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. Many of our projects involve matters that could have a severe impact on a client's business, cause a client to gain or lose significant amounts of money or assist or prevent a client from pursuing desirable business opportunities. If a client questions the quality of our work, the client could threaten or bring a lawsuit to recover damages or contest its obligation to pay our fees. Litigation alleging that we performed negligently or breached any other obligations to a client could expose us to significant liabilities and damage our reputation. We carry professional liability insurance intended to cover many of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the amounts in controversy or the impact on a client may substantially exceed the limits of our errors and omissions insurance coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability. Defending ourselves in any litigation, regardless of the outcome, is often very costly, could result in distractions to our management and experts and could harm our business and our reputation.

We are subject to additional risks associated with international operations.

        We currently have operations in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States, were 17%, 15%, and 15% in 2007, 2006, and 2005, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We recently received a notice from the Argentine tax authorities about a potential income and withholding tax deficiency totaling $2.5 million, including potential interest, related to the 2003 and 2004 tax returns. We may receive additional notices for income and withholding deficiencies related to our 2005 and 2006 tax returns for the same issues noted by the Argentine tax authority during their audit of our 2003 and 2004 returns. We may also be subject to penalties if we are unsuccessful in defending our position. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. In addition to the tax dispute noted above, our international operations carry special financial and business risks, including:

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

        We have a dispute with Navigant Consulting, Inc. arising out of our management led buyout of certain assets and liabilities of LECG, Inc. from Navigant Consulting and LECG, Inc. in 2000. See Item. 3 Legal Proceedings for further details. If Navigant Consulting initiates legal proceedings against us, a decision against us could harm our financial results and financial position.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 48,000 square feet of office space, under an eight-year lease that expires in July 2010. This facility accommodates our principal administrative and finance operations. We also have significant offices in the following cities:

  •
  Washington, D.C.: approximately 55,000 square feet of office space, under a lease that expires in May 2011,

  •
  Chicago, Illinois: approximately 28,000 square feet of office space under a lease that expires in 2015,

  •
  Lake Oswego, Oregon: approximately 27,000 square feet of office space under a lease that expires in 2014,

  •
  San Diego, California: approximately 20,000 square feet of office space, under a lease that expires in July 2016,

  •
  Century City, California: approximately 26,000 square feet office space, under a lease that expires in 2010, and

  •
  London, England: approximately 17,000 square feet of office space under a lease that expires in March 2019, with an option to cancel in March 2014.

        We occupy leased facilities in a total of 20 cities throughout the United States and in nine cities in Canada, the United Kingdom, Belgium, Spain, France, Italy, New Zealand and Argentina. We do not

own any real property. We believe that our leased facilities are adequate to meet our current needs and that we will be able to obtain additional leased facilities on commercially reasonable term to meet our future needs.

        We also have three leased facilities that are currently vacant or that we are in the process of vacating, and we are actively pursuing opportunities to sublease two of these facilities.

ITEM 3.    LEGAL PROCEEDINGS

        In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of our hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that we interfered with NERA's contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by us and contains a demand for a jury trial.

        In August 2004, we served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. We have filed an answer to the complaint denying the substantive allegations of the complaint. Expert discovery in the case has been completed and the parties have completed briefing and the hearing on our summary judgment motion; a decision on motions for summary judgment is not expected until after the first quarter of 2008. We are not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

        On September 29, 2000, we executed an Asset Purchase Agreement (the "Agreement") with Navigant Consulting, Inc. ("Navigant"). Navigant claims we are contingently liable for certain additional purchase price amounts. The contingent amounts were measured at September 29, 2001 and equaled the excess of $5,000,000 over the sum of (i) certain Excluded Expert Fees as defined and (ii) the aggregate of each individual value amount assigned to specific LECG personnel, to the extent such individuals who did not have an employment, consulting, contracting or other relationship us, left the Company before September 29, 2001. Based on the actual number of such individuals who did not have such a relationship us on September 29, 2001, we believe that Navigant's assertion is without merit. Amounts paid, if any, would increase the purchase price and result in additional goodwill.

        We are also a party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful terminations by experts and professional staff who formerly worked for us, and claims for payment of disputed amounts relating to agreements in which we have acquired businesses. The outcomes of these matters are uncertain, and we are not able to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. However, in the opinion of our management, the outcomes of which individually or in the aggregate, would not have a material adverse effect on our business, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Michael J. Jeffery has served on our board of directors since June 2003. Mr. Jeffery was appointed Chief Executive Officer effective February 2007, prior to which he served as our Chief Operating Officer since May 2006. Through April 2006, Mr. Jeffery served on our Audit and Compensation committees and was Chairman of our Governance Committee. Mr. Jeffery was the Treasurer and Head of the Markets Division for the Western Hemisphere and a member of the senior executive committee of Standard Chartered Bank from 1994 until 2001. Prior to his service at Standard Chartered Bank, Mr. Jeffery held senior executive financial and board of directors positions with Nikko Bank, Scandinavian Bank Group, and Finacorp SA New York. He has extensive, global experience in business and financial management, trading, sales and administration, including past service on the board of directors of Banque Scandinave en Suisse, the Private Capital Group, Banco Scandinavian Sul America and Scandinavian Pacific Limited.

        Steven R. Fife has served as our Executive Vice President and Chief Financial Officer since August 2007. Mr. Fife served LECG in a financial consulting capacity from May 2007 through August 15, 2007. Prior to joining LECG, he was vice president and corporate controller of Gilead Sciences. He has broad domestic and international experience in finance, technical accounting, operations, mergers and acquisitions and operating asset management. Mr. Fife began his career at Deloitte & Touche and held finance positions of increasing responsibility with JDS Uniphase and Amkor Technologies. He earned a bachelor of science in accounting from Brigham Young University and is a Certified Public Accountant.

        Carol Kerr served as Vice President, General Counsel and Assistant Secretary from January 1, 2007 to July 31, 2007 and Executive Vice President, General Counsel and Secretary from August 1, 2007 through December 31, 2007. Ms. Kerr currently serves as Managing Director of FAS Operations. Prior to joining us, Ms. Kerr was a partner with the law firm of Folger, Levin & Kahn LLP from January 2001 to December 2006. Ms Kerr has a BA in History from Carleton College and a JD from Georgetown University.

        Christopher Aitken has served as Executive Vice President and Head of Corporate Development since August 2007. Prior to assuming this role, Mr. Aitken served as a Managing Director in LECG's New York Office since August 2004. Prior to joining LECG, he was a Managing Director at BearingPoint and a Partner in the Business Consulting practice at Arther Andersen. Mr. Aitken holds a Bachelor of Commerce (Honors) in Information Systems and Finance from the University of New South Wales in Sydney, Australia where he graduated with first class honors and was awarded the university medal.

        Tina M. Bussone has served as our Executive Vice President and Head of Human Resources and Operations since August 2007. Prior to assuming this role, Ms. Bussone served as Director of Administration since April 2003. Prior to joining us in August 1998, Ms. Bussone worked for a law firm in Washington, D.C. Ms. Bussone has a BS in Russian Area Studies from Georgetown University and a MBA from George Washington University.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is traded on the NASDAQ Global Select Market under the symbol of XPRT. The following table sets forth, for the period indicated, the low and high closing prices per share for our Common Stock as reported by the NASDAQ Global Select Market.

	Low	High
For the Year Ended December 31, 2007
First Quarter	$12.90	$18.55
Second Quarter	$14.35	$15.48
Third Quarter	$13.34	$16.44
Fourth Quarter	$14.38	$17.87
For the Year Ended December 31, 2006
First Quarter	$15.98	$19.27
Second Quarter	$16.98	$19.34
Third Quarter	$16.00	$19.00
Fourth Quarter	$18.15	$19.71

        As of February 29, 2008, there were approximately 75 holders of record of our Common Stock. This number does not include stockholders for whom shares were held in a "nominee" or "street" name. We believe there are approximately 2,500 beneficial owners of our Common Stock.

        We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant. Also, our credit facility contains restrictions on our ability to pay cash dividends.

Securities authorized for issuance under equity compensation plans

        The information required by this item appears under Item 12. "Security ownership of certain beneficial owners and management and related stockholders matters" included elsewhere in this annual report on Form 10-K.

Issuer purchases of equity securities

        The following table provides information on share repurchases of our common stock for the quarter ended December 31, 2007 (in thousands, except price per share):

Period	Total number of shares purchased(1)	Average price paid per share
October 1 to October 31	—	$—
November 1 to November 30	—	—
December 1 to December 31	5,000	0.01

Total	5,000	$0.01

    (1)
    We repurchased unvested restricted shares which were forfeited due to the individual's termination of employment with the Company.

Unregistered sales of equity securities

        There were no unregistered sales of equity securities during the year ended December 31, 2007.

Stock performance graph

        The following graph compares our cumulative total stockholder return to that of the NASDAQ Composite Index, and that of a peer group of companies consisting of CRA International, Inc., Navigant Consulting, Inc. and FTI Consulting, Inc. We consider Huron Consulting Inc. ("Huron") to be one of our peer group companies. However we have not included Huron for purposes of this table, as the shares of its common stock were not publicly traded on November 13, 2003. Had we included Huron in our peer group of companies, the following graph would show higher returns for our peer group. The cumulative stockholder returns for shares of our common stock and for the market index and the peer group are calculated assuming $100 was invested on November 13, 2003, the date on which our common stock commenced trading on the NASDAQ Global Select Market, and assuming that shares of our common stock were purchased at the initial public offering price of the common stock. We paid no dividends during the period shown. The performance of the market index and the peer group comparison is shown on a total return, i.e. dividends reinvested basis. The peer group returns are determined based on the returns of each component issuer of the peer group, weighted according to the respective issuer's stock market capitalization at the beginning of the period presented.

	Value of investments
	11/13/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	2/29/2008
LECG Corporation	100.00	134.65	109.71	102.24	108.71	88.59	55.88
Peer Group	100.00	108.07	128.21	131.73	130.11	185.10	190.00
NASDAQ Composite Index	100.00	101.83	110.58	112.10	122.77	134.81	115.46

ITEM 6.    SELECTED FINANCIAL DATA

        We have derived the following selected consolidated financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 from our audited consolidated financial statements. The selected consolidated financial data reported below includes the financial results of the following businesses which we acquired as of the dates indicated. which affects the comparability of the financial statement information from different periods: Secura (March 2007), Mack Barclay (May 2006), Lancaster (December 2005), Beach (December 2005), Neilson (November 2005), Bates (August 2005), Cook (March 2005), WAG (October 2004), EA (March 2004), LRTS (March 2004) and CFES (August 2003). Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Operations" and the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these acquisitions and their effect on our financial statements. In addition, information reported for 2004 through 2006 has been recast to reflect our SVEWG subsidiary as discontinued operations for all periods presented as we sold this subsidiary on December 31, 2007. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
Consolidated statements of operations data	2007(1)(3)	2006(3)	2005	2004	2003
	(in thousands, except per share data)
Revenues	$370,429	$345,285	$278,073	$213,318	$165,594
Cost of services	254,780	229,883	182,310	141,419	112,388

Gross profit	115,649	115,402	95,763	71,899	53,206
Operating expenses:
General and administrative expenses	86,436	73,165	53,817	39,673	29,832
Depreciation and amortization	7,284	6,793	4,306	3,698	4,261
Goodwill impairment	—	—	1,063	—	—

Operating income	21,929	35,444	36,577	28,528	19,113
Interest income	635	861	809	358	103
Interest expense	(508)	(670)	(346)	(238)	(2,620)
Other income (expense), net	(502)	(402)	(10)	6	466

Income from operations before income taxes	21,554	35,233	37,030	28,654	17,062
Income tax provision (benefit)	8,753	14,340	15,185	11,742	(9,613)

Income from continuing operations	12,801	20,893	21,845	16,912	26,675
Discontinued operations(2):
Income from operations of discontinued subsidiary, net of income taxes of $535, $394, $365 and $132	778	574	531	192	—
Loss on disposal of subsidiary	(2,219)	—	—	—	—

Income (loss) on discontinued operations	(1,441)	574	531	192	—

Net income	11,360	21,467	22,376	17,104	26,675
Accrued preferred dividends and accretion of preferred units	—	—	—	—	7,712

Net income attributable to common shares	$11,360	$21,467	$22,376	$17,104	$18,963

Basic earnings per share attributable to common shareholders:
Income from continuing operations	$0.51	$0.86	$0.94	$0.77	$1.39
Income (loss) from discontinued operations	(0.06)	0.02	0.02	0.01	—

Basic earnings per share	$0.45	$0.88	$0.96	$0.78	$1.39

Diluted earnings per share attributable to common shareholders:
Income from continuing operations	$0.51	$0.83	$0.89	$0.72	$1.17
Income (loss) from discontinued operations	(0.06)	0.02	0.02	0.01	—

Diluted earnings per share	$0.45	$0.85	$0.91	$0.73	$1.17

Shares used in calculating earnings per share attributable to common shareholders:
Basic	25,117	24,345	23,409	21,905	13,674
Diluted	25,499	25,250	24,557	23,429	16,261

(1)
In 2007, we recognized restructuring charges totaling $10.7 million, which are reflected in the consolidated income statement as follows: $8.2 million in "Cost of services" and $2.5 million in "General and administrative expenses." See "Note 15. Restructuring charges" in Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)
On December 31, 2007, we completed the sale of our wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. ("SVEWG") to a privately held company owned by its president under LECG, and former majority shareholder. See "Note 5. Discontinued operations" in Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(3)
We adopted the provisions of SFAS No. 123(R) in 2006. See "Note 2. Summary of significant accounting policies" and "Note 10. Equity-based compensation expense" in Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

	As of December 31,
Consolidated balance sheet data	2007	2006	2005	2004	2003
	(in thousands)
Cash and cash equivalents	$21,602	$26,489	$35,722	$42,082	$67,177
Total assets	359,319	327,153	272,885	214,711	163,142
Revolving credit facility	—	—	—	—	—
Total stockholders' equity	253,490	231,114	195,066	154,387	123,987

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms "believes," "expects," "will," "could," "plans," "anticipates," "estimates," "predicts," "intends," "potential," "continue," "should," "may," or the negative of these terms or similar expressions are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) the cost and contribution of additional hires and acquisitions, (7) successful administration of our business and financial reporting capabilities including maintaining effective internal control over financial reporting, (8) potential professional liability, (9) intense competition, (10) risks inherent in international operations, and (11) risks inherent in successfully transitioning and managing our restructured business. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. "Risk Factors." We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Overview

        We provide expert services through our highly credentialed experts and professional staff whose skills and qualifications provide us the opportunity to address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial situations. We conduct economic, financial, accounting and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include electronic discovery, forensic accounting, data collection, econometric modeling and other types of statistical analyses, report preparation and oral presentation at depositions. Our experts are renowned academics, former senior government officials, experienced industry leaders, technical analysts and seasoned consultants. Our clients include Fortune Global 500 corporations, major law firms and local, state and federal governments and agencies in the United States and other countries throughout the world.

Historical background

        We have provided expert services since 1988, initially operating our business as a corporation under the name "The Law and Economics Consulting Group, Inc." In 1997, we completed an initial public offering of our common stock under the name "LECG, Inc." These shares were listed on the New York Stock Exchange under the symbol "XPT." During the next nine months, we continued to perform expert services as a stand-alone company. In 1998, we were acquired by The Metzler Group, Inc., which subsequently changed its name to Navigant Consulting, Inc. We operated as a wholly owned subsidiary of Navigant Consulting under the name "LECG, Inc." until September 28, 2000.

        On September 29, 2000, 35 of our experts, including four of our founding experts, with equity sponsorship led by a private equity group, executed a management buyout of substantially all of the assets and certain of the liabilities of LECG, Inc. for a purchase price of approximately $44.3 million. On November 13, 2003 we completed our initial public offering in which we issued 8,625,000 shares of our Common Stock at $17.00 per share and received net proceeds of $134.1 million. The entity that operated our business from September 2000 until the completion of the initial public offering was LECG, LLC, a limited liability company and wholly owned subsidiary of LECG Holding Company, LLC. Following completion of the initial public offering, the sole shareholder of LECG Holding Company, LLC was LECG Corporation.

Certain business developments in 2007

        In February 2007, our Board of Directors approved an action program intended to increase our profitability and stockholder value. This value recovery plan includes (i) expert headcount reduction, based on the analysis of practice group and individual expert contribution margins, staff leverage, and our strategic direction, (ii) increased controls over general and administrative expenditures, including office closures, (iii) more stringent acquisition evaluation criteria, and (iv) professional staff and administrative staff headcount reductions through both attrition and involuntary terminations. The actions taken to date associated with the value recovery plan have improved professional staff utilization, infrastructure and management disciplines, and we anticipate that these results will allow higher levels of profitability as we expand the business.

        In connection with our value recovery plan, we terminated 61experts, 60 professional staff and seven administrative staff during 2007, including 14 experts, four professional staff and three administrative staff in the fourth quarter of 2007. We also closed seven offices and a computer facility during this same period (three of which were closed in the fourth quarter of 2007). As a result of these actions, we estimate that we will benefit from annualized savings of approximately $12.0 million in salary and benefit costs that were included in "Cost of services." We also estimate that we will benefit from annualized savings of $1.3 million in salary and benefit costs and $1.0 million in rent expense that were included in "General and administrative expenses."

        In connection with the terminations and office closures described above, we recognized restructuring charges totaling $10.7 million which are reflected in our consolidated statement of income for 2007 as follows: $8.2 million in "Cost of services" and $2.5 million in "General and administrative expenses." The 2007 restructuring charges of $10.7 million were comprised of:

  (i)
  one-time termination benefits of $1.7 million,

  (ii)
  the write-off of $3.7 million of unearned signing and performance bonuses,

  (iii)
  the write-off of $3.8 million of expert advances paid in excess of expert fees earned,

  (iv)
  $1.4 million of lease buyout and rent payments for office closures and other cash charges,

  (v)
  another $120,000 of associated office closure costs, and

  (vi)
  $38,000 of stock compensation cost.

        Items (ii), (iii), (v) and (vi) totaling $7.6 million are non-cash charges.

        Further information regarding our restructuring charges is included in Note 15. "Restructuring charges" in Notes to Consolidated Financial Statements contained in this Form 10-K.

        On December 31, 2007, as part of our value recovery plan and our efforts to focus our practice area offerings, we disposed of our wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. ("SVEWG") and recognized a loss on disposal of $2.2 million. We have presented SVEWG as a discontinued operation for all periods presented, consistent with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). The results of operations, net of taxes, and the carrying value of the assets and liabilities of SVEWG are reflected in the accompanying consolidated financial statements as discontinued operations, and assets of discontinued operations and liabilities of discontinued operations, respectively. All prior periods were reclassified to conform to this presentation. These reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders' equity, net income or cash flows.

        Further financial information regarding discontinued operations is included in Note 5, "Discontinued Operations" in Notes to Consolidated Financial Statements contained in this Form 10-K.

Recent developments

        In February 2008, our Board of Directors finalized a new restricted stock equity program for top experts. Equity-based compensation expense is expected to increase in 2008 due to the implementation of this plan.

        In February 2008 we elected to pay to the Argentine government $1.5 million for potential tax deficiencies and $1.0 million of potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG's U.S. tax return and would result in a deferred tax asset on LECG's balance sheet, the realization of which would be dependant upon the ability to utilize the foreign tax credit within the 10-year expiration period. We may receive additional notices for income and withholding tax deficiencies related to our 2005 and 2006 tax returns for the same issues noted by the Argentine tax authority during their audit of the 2003 and 2004 returns. We may also be assessed penalties if we are unable to successfully defend our position.

Revenue, net income and cash flow drivers

        We derive substantially all of our revenues from professional services activities. Our revenue is determined by our ability to secure new business from our existing and new clients, by the prices we obtain for our services, and by the size and the utilization of our expert and professional staff workforce. Our ability to generate new business is determined by developments in the economy as well as by our existing and prospective clients' perceptions of the quality of our work and the professional reputations of our experts.

        Our gross profit consists of revenue less costs of services. The primary component of our costs of services is expert and professional staff compensation costs, including salaries, variable compensation arrangements, bonuses, equity compensation costs, and bonus amortization associated with signing, retention, and performance bonuses. Restructuring charges consisting of one-time termination benefits, write-offs of unearned signing and performance bonuses, and write-offs of expert advances in excess of their earnings reduced our gross profit in 2007.

        Our operating profit is calculated by subtracting our operating expenses from our gross profit. Our operating expenses include general and administrative expenses comprised of compensation costs for personnel in executive and operational management, finance and accounting, human resources, information technology and marketing, as well as facility costs, professional services costs, recruiting costs, marketing and business development costs. Our operating expenses also include depreciation of property and equipment and amortization of intangible assets. Restructuring charges consisting of one-time termination benefits and lease termination costs reduced our operating profit in 2007. A goodwill impairment charge reduced our operating profit in 2005.

        Our operating cash flow is driven by our operating profit, our accounts receivable levels, and by payments of signing, retention and performance bonuses we make to our experts and professional staff. We have made and will continue to make signing, retention and performance bonus payments. In 2007, $7.6 million of our $10.7 million restructuring charges were non-cash charges. We use our operating cash flow to fund our investing activities, including business acquisition payments. We have made and may continue to make performance-based purchase price payments for acquisitions completed between 2004 and 2007.

Expert and professional staff headcount

        The retention of key experts and the recruitment and hiring of additional experts and professional staff, through both direct hiring and through acquisitions, contributes to the success and growth of our business. Our retention and hiring strategy is intended to maintain our competitive advantage, to deepen our existing service offerings and to enter into new service areas when such opportunities arise. Our annual revenue growth was 7.3%, 24.2% and 30.3% in 2007, 2006 and 2005, respectively, and resulted from a combination of organic growth and business acquisitions. We calculate our annual organic revenue growth rate as the percentage change in expert and professional staff revenues over the prior year after excluding the revenues of businesses acquired within the prior 12-months from the year-over-year increase in revenues.

        Our revenue-generating headcount grew significantly since our initial public offering in November 2003. Expert and professional staff headcount grew by 204% from 495 at December 31, 2003 to 1,010 at December 31, 2006. This increase was achieved through both direct hiring and business acquisitions. In 2007, we implemented our value recovery plan, which decreased the number of our experts and professional staff by 18%. The following table summarizes our expert and professional staff headcount as of December 31, 2007 and the two prior years.

	December 31,
				Change since December 31, 2006
	2007	2006	2005
Experts	308	376	348	(68)	(18)%
Professional staff	523	634	563	(111)	(18)%

Total	831	1,010	911	(179)	(18)%

        The 2007 decrease in expert headcount is comprised of (i) 61experts terminated in connection with our value recovery plan initiated in February 2007, (ii) a decrease of 26 experts resulting from the termination of our joint venture interest in LECG Korea, LLC in January 2007, (iii) a decrease of one expert resulting from the sale of SVEWG (iv) the addition of nine experts due to the acquisition of Secura in March 2007, and (v) an increase of 11 experts due to ongoing recruitment efforts, net of attrition. The 2007 decrease in professional staff headcount is comprised of (i) 60 professional staff terminated in connection with our value recovery plan, (ii) the addition of six professional staff due to the acquisition of Secura in March 2007, and (iii) a decrease of 57 due to attrition, net of new hires. There were no professional staff at SVEWG.

Signing, retention, and performance bonuses and associated bonus amortization

        In connection with our retention and hiring efforts in 2007, 2006, and 2005, we paid signing, retention and performance bonuses of $38.4 million, $23.6 million and $7.7 million, respectively, which are amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonus expenses was $12.1 million, $8.8 million, and $6.7 million in 2007, 2006, and 2005, respectively. Future amortization expense on bonuses recognized as of December 31, 2007 is expected to be (in thousands):

2008	$15,006
2009	12,733
2010	12,048
2011	8,396
2012	6,036
Thereafter	7,466

Total	$61,685

Acquisitions

        Since August 2003, we have acquired 12 businesses, including The Secura Group in 2007. Total additions to goodwill, including performance-based purchase price payments made or accrued through December 31, 2007, were $12.8 million, $24.8 million, $20.2 million, $34.0 million, and $1.7 million in 2007, 2006, 2005, 2004, and 2003, respectively. We have made acquisition-related payments of $23.8 million, $22.2 million, $32.1 million, $27.8 million, and $2.5 million in 2007, 2006, 2005, 2004 and 2003, respectively, including the initial purchase price payments, the fair value of our common stock issued, transaction costs, and performance-based purchase price and guaranteed payments.

        Most of our acquisition agreements require us to make performance-based purchase price payments annually or at other intervals if specified performance targets are achieved during specified measurement periods. These performance-based payments are recorded as additional purchase price and goodwill at the end of each specified measurement period. The results of operations of the acquired businesses are included in our operating results from the date of acquisition. Our 2007 acquisition and our performance-based purchase payments related to prior acquisitions are described below:

2007 Acquisition

        Effective March 16, 2007, we acquired substantially all of the operating assets of The Secura Group, LLC ("Secura"), an expert, consulting and regulatory compliance services firm specializing in the financial services industry. The purchase price consisted of $9.5 million which was paid in cash at closing. The purchase price, including $80,000 of transaction costs, was allocated as follows:

  •
  $1.8 million to customer relationships (nine-year amortization)

  •
  $350,000 to contract rights (nine-month amortization)

  •
  $106,000 to other intangible assets (48 to 60-month amortization)

  •
  $173,000 to net current assets and equipment and

  •
  $7.2 million to goodwill (which is deductible for tax purposes).

        If specified annual performance targets are achieved through December 2010, we will make additional payments of up to $2.5 million after December 2010. Additional purchase price and goodwill will be recorded in subsequent periods if such performance targets are met.

Performance-based purchase price payments related to prior acquisitions

        In May 2006, we acquired substantially all of the assets of BMB Mack Barclay, Inc. and affiliates ("Mack Barclay"), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. As a result of achieving specified performance targets through December 31, 2007, we recognized $2.1 million of additional purchase price, of which $1.8 million was paid in July 2007 and $334,000 will be paid in July 2008. If specified annual performance targets are achieved through April 2011, we will make additional payments of up to $6.6 million by no later than July 2011.

        In December 2005, we acquired substantially all of the assets of Lancaster Consulting LLC ("Lancaster"), an expert services firm specializing in general management, mergers and acquisitions, litigation and financial management consulting. As a result of achieving specified performance targets through December 31, 2007, we have recognized $612,000 of additional purchase price, of which $372,000 was paid in March 2007 and $240,000 will be paid in March 2008. If specified performance targets are achieved through December 2009, we will make additional payments of up to $738,000 by no later than March 2010.

        In December 2005, we acquired substantially all of the assets of Beach & Company International LP ("Beach"), an expert services firm specializing in financial, economic and operational consulting. As a result of achieving specified performance targets through March 31, 2007, we recognized $500,000 of additional purchase price which was paid in June 2007. There are no further performance based purchase price commitments.

        In November 2005, we acquired substantially all of the assets of Neilson Elggren LLP ("Neilson"), a financial and insolvency expert and consulting services firm. As a result of achieving specified performance targets through October 2007, we have recognized $2.7 million of additional purchase price, of which $1.5 million and $1.2 million was paid in January 2008 and 2007, respectively. In addition, if specified performance targets are achieved through October 2010, we will make additional payments of up to $1.0 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by October 2010.

        In August 2005, we acquired substantially all of the assets of Bates Private Capital Incorporated ("Bates"), an expert services firm specializing in dispute resolution for the retail securities industry. As a result of achieving certain performance targets through July 31, 2007, we have recognized $8.1 million of additional purchase price, of which $4.6 million and $3.5 million was paid in 2007 and 2006, respectively. In addition, if specified annual performance targets are achieved through July 2011, we will make additional payments of up to $4.9 million by no later than September 2011.

        In March 2005, we acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. ("Cook"), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation. As a result of achieving certain performance targets through December 31, 2007, we have recognized $417,000 of additional purchase price, of which $174,000 and $243,000 was paid in February 2008 and February 2007, respectively. If specified performance targets are achieved through December 2008, the Company will make additional payments of up to $583,000 by no later than March 2009.

        In October 2004, we acquired substantially all of the assets of Washington Advisory Group, LLC ("WAG"), an expert services firm specializing in technology assessment and policy, and research and development strategy. As a result of achieving specified performance targets through December 31, 2007, we have recognized $827,000 of additional purchase price, which was paid in 2007. There are no further performance based purchase price commitments.

        In March 2004, we acquired the business of Economic Analysis, LLC ("EA"), a company providing expert services involving complex business litigation and regulatory matters. As a result of achieving specified performance targets through December 31, 2007, we have recognized $6.2 million of additional purchase price, of which $1.9 million, $1.8 million and $2.5 million was paid in March 2007, 2006 and 2005, respectively. In addition, if certain higher performance targets are met through December 2008, we will make additional payments of up to $2.0 million by no later than March 2009.

        In March 2004, we acquired the business of Low Rosen Taylor Soriano ("LRTS"), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. As a result of achieving certain performance targets through December 31, 2007, we have recognized $3.8 million of additional purchase price, of which $471,000, $845,000, $1.6 million and $1.0 million was paid in February 2008, 2007, 2006 and 2005, respectively. In addition, if specified profitability targets are achieved by February 2009, we will make additional payments of up to $905,000 by no later than April 2008.

        In August 2003, we acquired the business of the Center for Forensic Studies ("CFES"). As a result of achieving specified performance targets through December 31, 2006, we have recognized $7.1 million of additional purchase price, of which $1.9 million, $1.8 million, $1.7 million and $1.7 million was paid in August 2007, 2006, 2005 and 2004, respectively. There are no further performance based purchase price commitments.

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

        The following table summarizes our revenues from these sources for 2007, 2006 and 2005 (in thousands):

	Year ended December 31,
	2007	2006	2005
Expert and professional staff revenue	$351,923	$326,921	$263,221
Performance-based expert revenue(1)	—	333	2,021
Reimbursable expenses	18,506	18,031	12,831

Revenue	$370,429	$345,285	$278,073

    (1)
    Relates primarily to the Insurance Claims Group, whose experts and certain staff departed in September 2005. Revenue in 2006 represents trailing pipeline activity.

        Revenues are recognized net of amounts estimated to be unrealizable based on the historical percentage of write-offs due to fee adjustments for both unbilled and billed receivables. We estimated the following amounts to be unrealizable for 2007, 2006 and 2005, and accordingly, revenues recognized have been reduced by these amounts (dollars in thousands):

	Year ended December 31,
	2007	2006	2005
Estimate of unrealizable revenue	$15,603	$10,486	$7,010
Percent of revenue recognized	4.2%	3.0%	2.5%

        Our revenue results for any given reporting period are impacted principally by our professional staff utilization rate, the number of business days in each period, the number of professional staff available to work, and the number of hours worked by our experts. For example, during the fourth quarter of each year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which could negatively impact our utilization rate. The number of hours worked by our experts and staff is affected by the number of vacation days taken by them as well as the number of holidays in each quarter. We typically have fewer business days available in the fourth quarter of each year, which can reduce revenues in that period.

        Cost of services is comprised of:

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

  •
  amortization of signing, retention and performance bonuses that are subject to vesting over time; and

  •
  equity-based compensation which represents the cost of restricted stock and stock option awards granted to our experts and professional staff.

        Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, and averaging approximately 70%, 72% and 76% of their individual billings on particular projects in 2007, 2006 and 2005, respectively. Such experts are paid when we have received payment from our clients. We refer to these experts as "at-risk" experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated on a salary plus performance-based bonus model. We make advance payments, or draws, to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts' fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert's draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert's earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.

        Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. These fees have averaged 11%, 10% and 11% of professional staff revenues in 2007, 2006, and 2005, respectively. Experts are required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

        Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is due at a future date. Signing bonuses are recognized when the payment is made or the obligation to pay such bonus is incurred and are generally amortized over the period for which they are recoverable from the individual expert up to a maximum period of seven years. Retention of key experts sometimes involves the payment of cash retention bonuses. Retention bonuses are recognized on the execution date of the retention agreement and are amortized over the period for which unearned amounts are recoverable from the individual expert up to a maximum of seven years. We have also paid or are obligated to pay certain performance bonuses that are subject to recovery of unearned amounts if the expert were to voluntarily leave us, be terminated for cause, or fail to meet certain performance criteria prior to a specified date. Like signing and retention bonuses, these performance bonuses are amortized over the period for which unearned amounts are recoverable from the individual expert up to a maximum period of seven years, and we recognize such performance bonuses at the time we determine it to be more likely than not that the performance criteria will be met. Most of our agreements allow us to recover signing, retention and performance bonuses from the employee if he or she were to voluntarily leave us or be terminated for cause prior to a specified date, over periods ranging from one to 15 years. However, for the purpose of recognizing expense, we amortize such signing, retention and performance bonuses over the shorter of the contractual recovery period or seven years. If an employee is involuntarily terminated, we generally cannot recover the unearned amount and we write off the unearned amount at the time of termination.

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

        Revenues are generated primarily from time and material contracts, and recognized in the period the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, and when we have received payment for the services we performed under the contract. Performance based fees have been generated primarily by the Insurance Claims Group practice, the experts and staff of which left in September 2005. Consequently, performance based revenues have declined significantly in 2006 and 2007 and we expect that such performance based fees will not be a material portion of overall revenues in future periods. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Such fixed price contract revenues are not a material component of total revenues.

        We record our revenue net of an estimate for amounts that we estimate will not ultimately be collectible from the client due to fee adjustments or other discretionary pricing adjustments. This estimate is based on several factors, including the historical percentage of fee adjustments for our company and review of unbilled and billed receivables. These estimates are reviewed by management on a regular basis.

Equity-based compensation

        Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method and began accounting for our equity-based compensation using a fair-valued based recognition method. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. Determining the appropriate fair-value model and calculating the estimated fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, expected dividend rate, risk-free interest rate and expected forfeiture rate. We develop our estimates based on historical data and market information which can change significantly over time.

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

Provision for income taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. In accordance with SFAS No. 109, a valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such asset will not be realized. Significant management judgment is required in determining if it is more likely than not that we will be able to utilize the potential tax benefit represented by our deferred tax assets. Consideration is given to evidence such as the history of prior year taxable income, expiration periods for net operating losses and our projections. At December 31, 2007, we provided a valuation allowance on a U.S. deferred tax asset associated with a capital loss on the disposal of our SVEWG subsidiary due to the uncertainty that we will realize capital gains to offset this loss in the future. No valuation allowance was recorded at December 31, 2007 or 2006 on the remainder of our deferred tax assets arising from our operations in the United States. However, as of December 31, 2007, we had foreign net operating losses of approximately $902,000, which expire in various years. We have recorded a valuation allowance of $195,000 against certain foreign tax benefits due to the uncertainty that these net operating loss carryforwards will eventually be utilized. We have foreign tax credits of approximately $412,000, which begin to expire in 2016.

        We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised and stock purchased through our employee stock purchase plan, or ESPP, is sold prior to the end of a required holding period. In 2007, 2006 and 2005, we recognized a total benefit from option exercises and disqualifying dispositions from our ESPP of $2.0 million, $3.0 million and $6.0 million, respectively.

        Our effective tax rate used to provide for estimated quarterly tax expense is determined based on estimates of worldwide pre-tax income, permanent differences and credits, and reviewed quarterly to determine if actual results require modifying the effective tax rate. Our actual effective tax rate for 2007, 2006 and 2005 was 40.6%, 40.7% and 41.0%, respectively.

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 ("FIN 48"). The provisions are effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial condition, results of operations or cash flows. See "Note 2: Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion.

Goodwill and other intangible assets

        Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Our goodwill asset balance as of December 31, 2007 was $106.8 million. We have determined that we have one reporting unit due to similar economic characteristics of each of our business components. We evaluate each acquisition on an individual basis to determine if it represents a separate reporting unit, as defined by SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), for purposes of assigning goodwill and performing subsequent impairment testing. Thus far, the majority of our business acquisitions have been integrated within the structure of our organization and our individual offices share similar economic characteristics and consequently are aggregated for purposes of identifying our reporting units.

        We assess goodwill for impairment annually on October 1, and whenever events or significant changes in circumstance indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of discounted future cash flows, or some other basis such as our quoted market price, and measure the amount of impairment based on fair value. At October 1, 2007, we concluded that there was no impairment to our goodwill.

        Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-compete agreements and trade processes, and are amortized over six months to 20 years.

        We assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying value of an intangible asset may not be recoverable, then we will assess impairment based on a projection of discounted future cash flows. At December 31, 2007, we concluded that there was no impairment in our intangible assets.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the results of operations and the percentage of revenues represented by the line items in our Consolidated Statements of Operations. Our Consolidated Statements of Operations include the financial results of the following businesses which we acquired as of the dates indicated: Secura (March 2007), Mack Barclay (May 2006), Lancaster (December 2005), Beach (December 2005), Neilson (November 2005), Bates (August 2005), and Cook (March 2005). Due to the disposal of SVEWG on December 31, 2007, information reported for 2005 and 2006 has been recast to reflect SVEWG as discontinued operations for all periods presented.

	Year ended December 31,
	2007		2006		2005
	(dollars in thousands)
Revenues	$370,429	100.0%	$345,285	100.0%	$278,073	100.0%
Cost of services	254,780	68.8	229,883	66.6	182,310	65.6

Gross profit	115,649	31.2	115,402	33.4	95,763	34.4
Operating expenses:
General and administrative expenses	86,436	23.3	73,165	21.2	53,817	19.3
Depreciation and amortization	7,284	2.0	6,793	2.0	4,306	1.5
Goodwill impairment	—	—	—	—	1,063	0.4

Operating income	21,929	5.9	35,444	10.2	36,577	13.2
Interest income	635	0.1	861	0.2	809	0.2
Interest expense	(508)	(0.1)	(670)	(0.1)	(346)	(0.1)
Other income (expense), net	(502)	(0.1)	(402)	(0.1)	(10)	—

Income from continuing operations before income taxes	21,554	5.8	35,233	10.2	37,030	13.3
Income tax provision	8,753	2.3	14,340	4.2	15,185	5.5

Income from continuing operations	12,801	3.5	20,893	6.0	21,845	7.8

Discontinued operations:
Income from operations of discontinued subsidiary, net of income taxes of $535, $394, and $365	778	0.2	574	0.2	531	0.2
Loss on disposal of subsidiary	(2,219)	(0.6)	—	—	—	—

Income (loss) on discontinued operations	(1,441)	(0.4)	574	0.2	531	0.2

Net income	$11,360	3.1%	$21,467	6.2%	$22,376	8.0%

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues

        Revenues in 2007 increased $25.1 million, or 7%, to $370.4 million from $345.3 million in 2006. This increase included a $25.0 million, or 8%, increase in expert and professional staff revenues. The increase in expert and professional staff revenues resulted from a 10% increase in the average hourly billing rate partially offset by a 1% decrease in the number of expert and professional staff billable hours. The increase in the average hourly billing rate was primarily attributable to a higher proportion of expert hours billed versus professional staff hours billed during 2007 compared to 2006, and to a lesser extent, an increase in our standard bill rates. Expert and professional staff headcount decreased by 18% since December 2006, primarily as a result of our value recovery plan and attrition. Professional staff utilization decreased to 79% in 2007 from 82% in 2006. The impact of the 18% headcount decrease and the 3% lower professional staff utilization on billable hours was largely offset by a 26% increase in the billable hours worked per expert, as well as increased revenues from subcontractors. Reimbursable expenses increased by $475,000, or 3% to $18.5 million in 2007 from $18.0 million in 2006.

        Revenue from our international operations was $61.7 million in 2007, which represents 17% of total revenue as compared to 15% of total revenue in 2006. Incremental revenue from our international operations accounted for $11.5 million or 46% of the overall $25.1 million increases in revenue in 2007 as compared to 2006.

        Over the past 12 months, we have experienced an increase in our historical fee adjustment percentage for both unbilled and billed receivables, which is the basis for estimating revenue that may not be realizable. As a result, our unrealizable revenue estimate for 2007 increased to $15.6 million, or 4.2% of revenue. This represents an increase of $5.1 million over the $10.5 million, or 3.0% of revenue, that we considered unrealizable in 2006.

        Revenues for 2006 included revenues from our acquisition of Mack Barclay in May 2006 and revenues for 2007 also included revenues from our acquisition of Secura in March 2007. Our organic growth rate, which we calculate as the percentage increase in expert and professional staff revenues over the prior year after excluding the revenues of businesses acquired within the prior 12-months from the year-over-year increase in revenues, was 4% and 12% for 2007 and 2006, respectively.

Cost of services

        Cost of services increased $24.9 million in 2007, or 11%, to $254.8 million from $229.9 million in 2006. Our gross margin percentage was 31.2% for 2007 as compared to 33.4% for 2006. Contributing to the overall margin decrease was an $8.2 million restructuring charge, including $1.7 million, $1.4 million and $5.1 million in the first, second and fourth quarters of 2007. The $8.2 million charge is related to the termination of 61 experts and 60 professional staff during 2007 in connection with our value recovery plan and is comprised of:

  (i)
  one-time termination benefits of $673,000,

  (ii)
  the write-off of $3.7 million of unearned signing and performance bonuses, and

  (iii)
  the write-off of $3.8 million of expert advances paid in excess of expert fees earned.

        Expert and professional staff costs increased $14.0 million, or 7%, from 2006 to 2007. This increase is primarily related to increased expert billings year over year, as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Also contributing to the increase was the net addition of 14 professional staff during the fourth quarter of 2006 and their related salary costs, as well as salary increases for professional staff effective January 1, 2007. The incremental headcount additions in the fourth quarter of 2006 resulted in significantly higher salary costs that peaked during the first and second quarters prior to the termination of 56 staff in connection with our second quarter recovery plan actions. In addition, we added salaried experts and professional staff in connection with our March 2007 acquisition of Secura, and we experienced increased subcontractor expenses. Increased compensation costs for "at-risk" and salaried experts were partially offset by a decrease in compensation earned by certain experts who are paid under a gross margin model. Bonuses for salaried experts and professional staff increased $3.2 million, or 29%, to $14.1 million in 2007 as compared to $10.9 million in 2006, primarily due to higher performance-based bonus arrangements for certain experts. Project origination fees paid to experts increased by $1.6 million, or 8%, in 2007 as compared to 2006 due primarily to a higher percentage of professional staff revenue originated by "at-risk" experts versus revenue originated by experts on other compensation models, as well as the overall growth in professional staff revenue.

        Bonus amortization expense for signing, retention and performance bonuses increased by $3.2 million, or 36%, to $12.1 million in 2007 from $8.8 million in 2006. The increase is primarily due to the recognition of $41.9 million of additional signing, performance and retention bonuses since December 31, 2006, including a $10.0 million retention bonus to David J. Teece, an expert and Vice Chairman of the Board of Directors and a $9.75 million retention bonus to David Kaplan, another key expert. These two retention bonus are being amortized over seven years. The increased amortization resulting from new signing, retention and performance bonuses was partially offset by decreased amortization related to (i) $3.7 million of unearned signing and performance bonuses written-off in connection with our value recovery plan, and (ii) $2.3 million of unearned signing and performance bonuses written-off in connection with other employee terminations. We expect to make continued use of signing, retention and performance bonuses in the future in order to recruit and retain key experts.

        Equity-based compensation expense decreased by $862,000 to $3.1 million, primarily due to higher forfeitures resulting from employee terminations as well as the completed vesting of certain options granted prior to 2003. Equity-based compensation expense is expected to increase in 2008 due to the implementation of a new restricted stock equity program for top experts finalized in February 2008.

        Reimbursable expenses increased by $472,000, or 3%, to $18.7 million. We do not generate margin on revenue associated with reimbursable expenses.

Operating expenses

        Operating expenses increased $13.7 million in 2007, or 17%, to $93.7 million compared to $80.0 million in 2006. Operating expenses in 2007 included a $2.5 million restructuring charge in connection with our value recovery plan, including charges of $872,000 and $1.6 million in the second and fourth quarters of 2007, respectively, comprised of:

  (i)
  one-time termination benefits of $889,000 in connection with the termination of seven administrative staff,

  (ii)
  $1.4 million of lease buyout and rent payments to close seven offices and one computer facility,

  (iii)
  another $120,000 of associated office closure costs, and

  (iv)
  $38,000 of stock compensation costs.

        Contributing to the increase in general and administrative expenses was an increase of $5.5 million, or 21%, in salary, bonus and related compensation costs for administrative staff due primarily to salary increases and the addition of approximately 29 administrative staff since December 2006. The increase in our administrative staffing has resulted from our need to accommodate the growth in our domestic and international operations and to strengthen our administrative capabilities. Bonus compensation for executive management and administrative staff increased by $1.0 million to $2.8 million in 2007 from $1.8 million in 2006.

        Equity-based compensation expense increased by $112,000 primarily due to additional option grants and restricted stock issuances in 2007.

        Other general and administrative costs increased $5.2 million, or 12%. Our facilities costs increased $1.3 million in connection with the expansion of existing offices and the opening of two offices in connection with our March 2007 acquisition of Secura, offset by closure of seven offices and a computer facility in connection with our value recovery plan and the closure of our South Korean office. Our office count for continuing operations decreased by six, from 35 offices at December 31, 2006 to 29 offices at December 31, 2007. Costs related to computers, telecommunications and supplies increased $1.4 million due to growth in our forensic accounting capabilities and in other operations. Marketing and related costs increased $143,000. Outside services including legal, accounting and personnel service fees increased $1.2 million which includes increases for human resource consulting and legal fees offset by a decrease of $317,000 of non-recurring expenses incurred in the quarter ended March 31, 2006 in connection with our unsuccessful efforts to make an acquisition. Travel and related expenses increased by $502,000 primarily due to increased travel for business development and by management. Recruiting fees in connection with hiring experts and professional staff decreased by $86,000 in 2007 as compared to 2006. We anticipate we will continue to incur fees for recruiting as we continue to hire high-level experts and professional staff in practice areas identified as being consistent with our strategic plan. Other miscellaneous expenses increased by $363,000.

        Depreciation expense and amortization increased $1.2 million due to a full year of depreciation on leasehold improvements, equipment and software purchased in the second half of 2006 to support the growth in our operations, as well as a partial year of amortization on equipment and software purchased in 2007.

        Amortization of intangible assets decreased by $685,000, primarily due to the full amortization by the end of 2006 of certain intangible assets acquired in connection with the acquisitions of Bates, Lancaster, Mack Barclay and Beach. Partially offsetting this decrease was additional amortization expense related to the intangible assets acquired in connection with the Secura acquisition in March 2007.

Interest income, interest expense and other expense (income), net

        Interest income decreased by $226,000 from 2006 to 2007 due to lower cash balances. Interest expense decreased by $162,000 from 2006 to 2007 due to lower borrowings on our revolving credit facility. Other expense (income), net increased in 2007 by $100,000, which included a $27,000 gain on the termination of our Korean joint venture.

Income taxes

        We account for income taxes in accordance with SFAS No. 109. We estimate that our effective annual tax rate for 2007 is approximately 40.6% and have recognized income tax expense of $8.8 million for 2007. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised or when stock purchased under our Employee Stock Purchase Plan is sold prior to the end of the required holding period. We have recognized a reduction of current taxes payable of $2.0 million for non-qualified options exercised and disqualifying dispositions of shares purchased through our ESPP in 2007 and have reduced deferred tax assets by $736,000 and increased additional paid in capital by $1.3 million. Our adoption of FIN 48 effective January 1, 2007 did not impact our effective tax rate.

Discontinued operations

        Income from the operations of SVEWG in 2007 was $778,000, compared to $574,000 in 2006. We recognized a loss on disposal of SVEWG of $2.2 million in 2007. The tax benefit on the capital loss on disposal was offset by a full valuation allowance on the capital loss carryforward.

        Further financial information regarding discontinued operations is included in Note 5. "Discontinued Operations" in Notes to Consolidated Financial Statements contained in this Form 10-K.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

        Revenues in 2006 increased $67.2 million, or 24%, to $345.3 million from $278.1 million in 2005. This increase included a $63.7 million, or 24%, increase in expert and professional staff revenues. The increase in expert and professional staff revenues resulted from a 13% increase in the number of expert and professional staff billable hours. Expert bill rates increased 17% in 2006 and staff bill rates increased by 12% overall, due to rate increases offset by the influence of the lower rates for staff associated with our August 2005 acquisition of Bates. Expert and professional staff headcount increased by 11% since December 2005, primarily as a result of our recruitment effort and our acquisition of Mack Barclay in May 2006.

        Revenue in 2006 was reduced by $10.5 million, or 3.0% of revenue, that we considered unrealizable, which represents an increase of $3.5 million over the $7.0 million, or 2.5% of revenue, that we considered unrealizable in 2005, resulting from an increase in our historical write-off percentage of both billed and unbilled receivables, which is the basis for estimating revenue that may not be realizable.

        Revenues for 2005 include revenues from our acquisitions of Cook in March 2005, Bates in August 2005, Neilson in November 2005, and Beach and Lancaster in December 2005. Revenues in 2006 also include revenues from our acquisition of Mack Barclay in May 2006. Our organic growth rate, which we calculate as the percentage increase in expert and professional staff revenue over the prior year after excluding the revenues of businesses acquired within the prior 12-months from the year-over-year increase in revenues, was 12% and 27% for 2006 and 2005, respectively.

        In addition, our performance based services decreased $1.7 million, or 84%, to $332,000 in 2006 from $2.0 million in 2005. The decrease was due primarily to the departure of the experts and staff comprising the Insurance Claims Group in September 2005. As a result of their departure, our performance-based fees will be substantially reduced in future periods.

        Our international operations contributed $8.7 million to the overall growth in revenues in 2006. Revenues from our international operations represent 15% of total revenue in each of 2006 and 2005.

Cost of services

        Cost of services in 2006 increased $47.6 million, or 26%, to $229.9 million from $182.3 million in 2005. Our gross margin percentage was 33.4% in 2006 as compared to 34.4% in 2005. Contributing to the margin decrease is an increase in equity-based compensation of $3.5 million, or 1% of revenue, following the adoption of SFAS No. 123(R) on January 1, 2006.

        Expert and professional staff costs increased $36.9 million, or 23%. This included a $31.3 million, or 22% increase in compensation costs as we added 28 experts and 71 professional staff since December 2005. Our growth in revenues resulted in a corresponding increase in expert compensation, as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Expert compensation for certain experts paid under a gross margin model also increased in 2006. Project origination fees paid to experts increased by

$2.1 million consistent with the growth in professional staff revenue in 2006 as compared with 2005. Bonuses for salaried experts and professional staff increased $3.5 million, or 47%, to $10.9 million in 2006, as compared to $7.4 million in 2005. The increase is due to an overall increase in professional staff headcount and higher performance-based bonus arrangements for certain experts and related staff.

        Contributing to the increase in cost of services was an increase of $2.1 million, or 31%, in bonus amortization for signing and performance bonuses to $8.8 million in 2006 from $6.7 million in 2005. The increase was the result of recognizing $11.0 million of signing bonuses and $11.6 million of performance bonuses during 2006.

        Reimbursable expenses increased $5.2 million, or 40%, to $18.3 million. We do not generate margin on revenue associated with reimbursable expenses.

Operating expenses

        Operating expenses in 2006 increased $20.8 million, or 35%, to $80.0 million from $59.2 million in 2005. Contributing to the increase in general and administrative expenses was $7.9 million of salary, bonus and related payroll taxes due primarily to salary increases, the addition of approximately 40 administrative staff since December 2005, including the hiring of our Chief Operating Officer in May 2006, and creating a management committee to assist in areas such as recruitment, acquisitions and firm initiatives. Bonus compensation for administrative staff increased $1.2 million to $1.8 million in 2006 from $626,000 in 2005. The increase was due primarily to additional administrative headcount, bonuses paid in connection with acquisitions and $400,000 of bonuses paid to senior management. We reduced previously accrued senior management bonuses by $1.0 million, in the fourth quarter of 2006 as a result of our performance in 2006.

        Equity-based compensation expense increased $2.5 million following the adoption of SFAS No. 123(R) as of January 1, 2006.

        Other general and administrative expenses increased by $9.0 million, or 26%. Our facilities costs increased $1.6 million in connection with the expansion of existing offices and the opening of four new offices since December 31, 2005. Costs related to computers, telecommunications and supplies increased $1.3 million due to increased personnel and the growth in our operations. Marketing and related costs increased $2.5 million as a result of our expanded marketing activities such as our print advertising, professional event sponsorship and seminar hosting and website enhancement. Outside services including legal, accounting and personnel service fees increased $2.2 million, including an increase in legal fees of $1.5 million primarily due to ongoing litigation with NERA. We incurred legal, accounting and financial advisory fees of $317,000 in the first quarter of 2006 and $559,000 in the fourth quarter of 2005 in connection with our efforts to make a significant acquisition that did not succeed. Travel and related expenses increased by $845,000 in 2006 compared to 2005. Contributing to this increase is an increased level of management travel and staff travel for training and conferences. Business taxes and licenses increased by $637,000 due to increased activity in locations subject to franchise taxes. Recruiting fees in connection with hiring experts and professional staff increased by $388,000 in 2006

        Depreciation expense and amortization increased $659,000 due to the expansion of certain existing offices and the opening of four new offices, as well as additions to depreciable equipment and software consistent with the overall growth in our operations. Amortization of intangible assets increased by $1.8 million as a result of intangible assets acquired in connection with the acquisitions of Neilson Elggren in November 2005 and Mack Barclay in May 2006.

        The overall increase in 2006 operating expenses compared to 2005 takes into account the previously disclosed goodwill write-off of $1.1 million in the third quarter of 2005 in connection with the departure of the Insurance Claims Group.

Interest income, interest expense and other expense (income), net

        Interest expense increased $325,000 in 2006 to $671,000 from $346,000 in 2005. The increase was due primarily to borrowing $25.0 million under our revolving credit facility in September 2006, $15.0 million of which was repaid prior to September 30, 2006 and the remainder was repaid prior to December 31, 2006, as well as increased annual commitment fees for unused portions of the credit facility. We had no outstanding debt on our term loan or revolving credit facility throughout 2005 and the first eight months of 2006.

Income taxes

        We recognized a $14.3 million provision for income taxes on income from continuing operations of $35.2 million, resulting in a 40.7% effective tax rate for 2006. We have recognized a reduction of current taxes payable of $3.0 million for non-qualified options exercised and disqualifying dispositions of shares purchased through our ESPP in 2006 and have reduced deferred tax assets by $378,000 and increased additional paid in capital by $2.6 million.

Discontinued operations

        Income from operations of SVEWG in 2006, increased by $43,000, or 8% to $574,000 from $531,000 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2007, we had $21.6 million in cash and cash equivalents, primarily held in money market accounts. Our primary financing need will continue to be funding the growth in our operations, including our current operating lease commitments, performance bonuses, performance based purchase price payments related to prior acquisitions, and to a lesser extent, funding retention and signing bonuses and strategic acquisitions. Important elements of our business include the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas. We expect to continue to recruit and hire top-level experts and talented professional staff in order to deepen our existing service offerings through a mix of individual hires, group hires and acquisitions. Our March 2007 acquisition of Secura included the addition of nine experts and six professional staff.

        Our current sources of liquidity are our cash on hand, cash generated by operations before payment of signing, retention and performance bonuses and our revolving credit facility, which expires December 2011 and provides for a maximum borrowing capacity of $100 million, of which $25 million can be used to secure letters of credit. The facility includes the option, subject to conditions, to increase the line to $200 million over the life of the facility. At December 31, 2007, we had no outstanding borrowings under our revolving credit facility, and we had outstanding letters of credit of $1.5 million.

Operating activities

        Net cash provided by operations in 2007 was $17.2 million as compared to $11.4 million provided by operations in 2006 and $20.2 million provided by operations in 2005. The primary sources and uses of cash from operations in 2007 were net income of $11.4 million, which included non-cash expenses of $35.8 million and a $3.7 million decrease in accounts receivable resulting from the timing of our collections. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy, and international operations. In connection with our value recovery plan, we paid $1.2 million of one-time termination benefits and $351,000 of facility closure costs during 2007. We anticipate $1.5 million of additional cash expenditure in 2008 and beyond related to the execution of this plan.

        In 2007, we paid $38.4 million in signing, retention and performance bonuses, an increase of $14.8 million from the $23.6 million paid in 2006. We have paid or will pay an additional $9.6 million of signing, retention and performance bonuses in 2008 and 2009 which was accrued at December 31, 2007. We also have performance-based agreements with certain experts that may require us to pay up to an additional $8.5 million of performance bonuses if specified performance criteria are achieved over the next seven years. Signing, retention and performance bonuses are an integral part of our recruitment and retention effort. We will likely continue to use signing and performance bonuses in our efforts to recruit and retain key experts and professional staff, and amounts paid in future periods to recruit and retain top level talent could continue to be a significant use of our cash. Substantially all of the signing, retention and performance bonuses issued have vesting periods ranging from one to 15 years, whereby we are entitled to recover the bonus on a pro rata basis in the event the recipient voluntarily leaves or is terminated for cause prior to the end of the vesting period.

        In 2007, we paid $10.4 million for income taxes, $2.6 million of which will be applied to 2008 tax liabilities. In February 2008 we elected to pay to the Argentine government $1.5 million for potential tax deficiencies and $1.0 million of potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG's U.S. tax return and would result in a deferred tax asset on LECG's balance sheet, the realization of which would be dependant upon the ability to utilize the foreign tax credit within the 10-year expiration period. We may receive additional notices for income and withholding deficiencies related to our 2005 and 2006 tax returns for the same issues noted by the Argentine tax authority during their audit of our 2003 and 2004 returns. We may also be assessed penalties if we are unable to successfully defend our position.

        Net cash provided by operations in 2006 was $11.4 million. The primary sources and uses of cash from operations in 2006 were net income of $21.5 million, which included non-cash expenses of $21.1 million. This was offset by an increase in accounts receivable of $13.6 million resulting from the increase in expert and professional staff revenue. Various factors impact the average collection period of receivables including billing activities associated with new clients, consultancy on matters relating to bankruptcy, and international operations.

        In 2006, we paid $23.6 million in signing bonuses and performance bonuses. In the third quarter of 2006, we hired three experts and other professional staff in connection with expansion of our health care and life science, financial services, and other practices. In connection with these hires, we paid $6.5 million in signing bonuses, which will be amortized over seven years. In the fourth quarter of 2006, we paid $4.5 million of performance bonuses to three experts, which will be amortized over periods ranging from five to seven years.

        In 2006, we paid $22.6 million for income taxes, $5.5 million of which was applied to 2007 tax liabilities

Investing activities

        Net cash used in investing activities was $26.5 million for 2007 as compared to $28.3 million in 2006 and $37.4 million in 2005. Acquisition related payments in 2007, 2006 and 2005, accrued purchase price payable at December 31, 2007 and potential remaining purchase price at December 31, 2007 were as follows (in thousands):

		Actual payments			Accrued purchase price payable at 12/31/2007	Potential remaining purchase price at 12/31/2007	Date of final potential payment
	Acquisition date
		2007	2006	2005
Payments in connection with initial acquisition (net of cash acquired and including transaction costs):
Secura	Mar-07	$9,196	$—	$—	$—	$2,500	Dec-10
Mack Barclay	May-06	—	13,074	—
Lancaster	Dec-05	—	—	1,526
Beach	Dec-05	—	—	522
Neilson	Nov-05	—	—	3,731
Bates	Aug-05	—	—	17,083
Cook	Mar-05	—	—	1,398
SVEWG—guaranteed payment	Aug-04	—	—	1,000
Other(1)		—	195	—

Total payments in connection with acquisitions		9,196	13,269	25,260

		Actual payments			Accrued purchase price payable at 12/31/2007	Potential remaining purchase price at 12/31/2007	Date of final potential payment
	Acquisition date
		2007	2006	2005
Performance based purchase price:
Mack Barclay	May-06	1,845	—	—	335	6,621	Jul-11
Lancaster	Dec-05	372	—	—	240	738	Mar-10
Beach	Dec-05	500	—	—	—	—	n/a
Neilson	Nov-05	1,234	—	—	1,509	2,506	Oct-10
Bates	Aug-05	4,588	3,463	—	—	4,950	Sep-11
Cook	Mar-05	243	—	—	174	600	Mar-09
WAG	Oct-04	1,227	—	—	—	—	n/a
EA	Mar-04	1,863	1,803	2,542	—	2,000	Mar-09
LRTS	Mar-04	847	1,602	1,021	492	905	Apr-09
CFES	Aug-03	1,856	1,792	1,728	—	—	n/a

Total performance based payments		14,575	8,660	5,291	$2,750	$20,820

Total acquisition related payments		$23,771	$21,929	$30,551

(1)
Represents additional transaction cost for prior year acquisitions.

        Investing activities in 2007 also included investments in computer hardware and software additions totaling $3.8 million. Investing activities in 2006 also included investments in leasehold improvements related to the expansion our San Diego office, and office equipment, computer hardware and software totaling $6.3 million.

Financing activities

        Net cash provided by financing activities in 2007 was $3.6 million, as the result of $2.1 million of proceeds from the exercise of options, $199,000 from the issuance of 13,286 shares of common stock in connection with our Employee Stock Purchase Plan, and $1.3 million of tax benefit from option exercises and equity compensation plans. We borrowed and repaid $13.0 million under our revolving credit line during 2007, and we paid $102,000 of loan fees to amend our revolving credit line, including the modification a restrictive covenant related to the total amount of signing, retention and performance bonus payments made within a 12-month period.

        Net cash provided by financing activities in 2006 was $6.6 million, as the result of $4.2 million of proceeds from the exercise of options, $265,000 from the issuance of 14,745 shares of common stock in connection with our Employee Stock Purchase Plan and $2.6 million of tax benefit from option exercises and equity compensation plans. We borrowed and repaid $25.0 million under our revolving credit line during 2006, and we paid $503,000 of loan fees to amend our revolving credit line, including increasing the maximum borrowings under the line of credit and extending the expiration date to December 2011.

Revolving credit facility

        Our revolving credit facility provides for maximum borrowings of $100 million, of which $25 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the revolving credit facility to $200 million over the life of the facility, which expires in December 2011. As of December 31, 2007, we had no outstanding borrowings and had letters of credit outstanding in the amount of $1.5 million. The rate in effect for the revolving credit facility at December 31, 2007 was 7.25%. Interest rates are determined at the time of borrowing based on the greater of the prime rate or the federal funds rate plus 0.5%. The facility also provides for annual commitment fees on the unused portion of the facility of 0.10%-0.20%.

        Borrowings under the revolving credit facility are subject to non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12-month period. We were in compliance with these covenants in 2007.

Future needs

        We believe funds generated by operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Cash payments for signing, retention and performance bonuses and acquisitions could materially affect our anticipated cash needs, as we anticipate continuing to use signing, retention and performance bonuses to recruit and retain high level expert talent. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

        Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term, however there can be no assurance that inflation will not have an adverse effect on our financial results and position in the future. Foreign currency exchange rates in countries where we have operations have not had a material impact on our operating results or financial position to date. However there can be no assurance that factors affecting exchange rates in these countries will not have an adverse effect on our financial results and position in the future.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table provides summary information concerning our future contractual and contingent obligations and commitments, including the acquisitions and expert hires disclosed below and other contingent commitments relating to other expert agreements, operating leases and purchase commitments.

	Payments due by years ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Operating leases(2)	$14,603	$13,606	$11,696	$6,960	$5,442	$10,824	$63,131
Accrued signing, retention and performance bonus(3)	8,675	875	—	—	—	—	9,550
Contingent performance bonuses(4)	6,000	2,500					8,500
Earned expert bonuses(5)	6,636	—	—	—	—	—	6,636
Contingent performance bonus commitments(6)	1,423	—	—	—	—	—	1,423
Accrued purchase price(7)	2,750	—	—	—	—	—	2,750
Contingent purchase price commitments(8)	6,266	6,686	4,413	3,455	—	—	20,820
Purchase commitments(9)	1,597	38	29	—	—	—	1,664
Argentine tax payment(10)	2,500	—	—	—	—	—	2,500

Total(1)	$50,450	$23,705	$16,138	$10,415	$5,442	$10,824	$116,974

(1)
Includes the maximum potential payments associated with contractual obligations that are contingent upon the achievement of significant specified performance criteria and that have a determinable maximum amount. We have other contractual obligations that are contingent upon the achievement of specified performance criteria that do not have determinable maximum amounts and therefore are excluded from this table. The amounts and timing of payments included in the table are estimates. Actual payments, if any, may differ materially from the estimates presented. If different assumptions were used, the timing and amounts of the estimates would have been materially different.

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

(3)
Represents amounts accrued as of December 31, 2007 under certain expert agreements with claw-back provisions and includes the following:

In connection with the hiring of certain experts and professional staff in March 2004, we will pay $2.5 million of performance bonuses in April 2008 as specified performance targets were achieved in 2007.

In connection with an employment agreement effective in November 2007 with David J. Teece, our Vice Chairman of the Board of Directors and a key expert, we made a final $5 million retention payment to him in January 2008.

(4)
Represents the maximum payment under the terms of certain expert agreements with claw-back provisions and are subject to achieving certain significant performance criteria. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the table and includes the following:

In connection with the hiring of certain experts and professional staff in March 2004, we will pay $2.5 million of additional performance bonuses if additional specified performance targets are achieved prior to March 2011.

  In connection with the hiring of certain experts and professional staff in August 2006, we will pay performance bonuses of $6.0 million if specified performance targets are achieved.

(5)
Represents actual amounts to be paid accrued at December 31, 2007 under certain bonus agreements that do not include claw-back provisions.

(6)
Includes the maximum potential payments for certain bonus agreements that do not include claw-back provisions. Excluded from this amount are other contractual obligations that are contingent upon the achievement of specified performance criteria that do not have a determinable maximum amount. The amounts and timing of such payments included in the table are estimates. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the schedule.

(7)
Represents amounts accrued as of December 31, 2007. See table included in "Liquidity and Capital Resources" under "Investing Activities" for further detail and discussion included under "2007 Acquisitions" and "Performance-based purchase price payments"

(8)
Represents maximum amount of performance-based purchase price related to acquisitions. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the schedule. See table included in "Liquidity and Capital Resources" under "Investing Activities" for further detail and discussion included under "2007 Acquisitions" and "Performance-based purchase price payments"

(9)
Primarily represents maintenance, service and outsourcing contracts.

(10)
Represents payment made in February 2008 to the Argentine government of $1.5 million for potential tax deficiencies and $1.0 million of potential interest related to our 2003 and 2004 income and withholding tax returns in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG's U.S. tax return and would result in a deferred tax asset on LECG's balance sheet, the realization of which would be dependant upon the ability to utilize the foreign tax credit within the 10-year expiration period. We may receive additional notices for income and withholding deficiencies related to our 2005 and 2006 tax returns for the same issues noted by the Argentine tax authority during their audit of our 2003 and 2004 returns. This amount paid does not include any penalties, which would likely be assessed if we are unable to successfully defend our position. This amount is not considered a FIN 48 liability settlement, as we have not recorded any FIN 48 liabilities as of December 31, 2007. See "Note 12. Income taxes" in Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information regarding taxes.

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

        Our investment policy requires us to invest funds in excess of current operating requirements. As of December 31, 2007, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

        We currently have operations in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation gain of approximately $1.6 million in the year ended December 31, 2007. Our realized foreign transaction gains and losses were immaterial in the year ended December 31, 2007.

        At December 31, 2007, we had U.S. dollar equivalents of approximately (i) $7.3 million in net assets with a Canadian Dollar functional currency, (ii) $5.8 million in net assets with a Euro functional currency, (iii) $3.3 million in net assets with a Argentine peso functional currency, (iv) $2.1 million in net liabilities with a United Kingdom pound sterling functional currency, and (v) $561,000 in net assets with a New Zealand dollar functional currency.

        If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of directors and Stockholders of LECG Corporation:

        We have audited the accompanying consolidated balance sheets of LECG Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123 (R) "Share Based Payment."

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of LECG Corporation:

        We have audited the internal control over financial reporting of LECG Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 14, 2008

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December, 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$21,602	$26,489
Accounts receivable, net of allowance of $866 and $906	103,444	106,372
Prepaid expenses	6,156	5,092
Deferred tax assets, net	12,301	3,877
Signing, retention and performance bonuses—current	16,162	9,545
Income taxes receivable	2,674	5,481
Other current assets	2,310	2,494
Note receivable—current	490	—
Current assets of discontinued operations	—	1,213

Total current assets	165,139	160,563
Property and equipment, net	12,586	13,643
Goodwill	106,813	94,030
Other intangible assets, net	9,696	9,855
Signing, retention and performance bonuses—long-term	45,523	28,265
Deferred compensation plan assets	15,599	10,925
Note receivable—long-term	2,510	—
Other long-term assets	1,453	1,871
Non-current assets of discontinued operations	—	8,001

Total assets	$359,319	$327,153

Liabilities and stockholders' equity
Current liabilities:
Accrued compensation	$64,577	$50,770
Accounts payable and other accrued liabilities	7,856	7,242
Payable for business acquisitions—current	2,750	11,285
Deferred revenue	2,989	2,069
Current liabilities of discontinued operations	—	1,355

Total current liabilities	78,172	72,721
Payable for business acquisitions—long-term	—	2,178
Deferred compensation plan obligations	15,133	11,550
Deferred tax liabilities	4,505	1,851
Deferred rent liabilities	7,718	7,416
Other long-term liabilities	301	308
Non-current liabilities of discontinued operations	—	15

Total liabilities	105,829	96,039

Commitments and contingencies	—	—
Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,444,678 and 24,907,072 shares outstanding at December 31, 2007 and 2006, respectively	25	25
Additional paid-in capital	166,325	156,900
Accumulated other comprehensive income	2,471	880
Retained earnings	84,669	73,309

Total stockholders' equity	253,490	231,114

Total liabilities and stockholders' equity	$359,319	$327,153

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenues	$370,429	$345,285	$278,073
Cost of services	254,780	229,883	182,310

Gross profit	115,649	115,402	95,763
Operating expenses:
General and administrative expenses	86,436	73,165	53,817
Depreciation and amortization	7,284	6,793	4,306
Goodwill impairment	—	—	1,063

Operating income	21,929	35,444	36,577
Interest income	635	861	809
Interest expense	(508)	(670)	(346)
Other income (expense), net	(502)	(402)	(10)

Income from continuing operations before income taxes	21,554	35,233	37,030
Income tax provision	8,753	14,340	15,185

Income from continuing operations	12,801	20,893	21,845

Discontinued operations:
Income from operations of discontinued subsidiary, net of income taxes of $535, $394, and $365	778	574	531
Loss on disposal of subsidiary	(2,219)	—	—

Income (loss) on discontinued operations	(1,441)	574	531

Net income	$11,360	$21,467	$22,376

Basic earnings per share:
Income from continuing operations	$0.51	$0.86	$0.94
Income (loss) from discontinued operations	(0.06)	0.02	0.02

Basic earnings per share	$0.45	$0.88	$0.96

Diluted earnings per share:
Income from continuing operations	$0.51	$0.83	$0.89
Income (loss) from discontinued operations	(0.06)	0.02	0.02

Diluted earnings per share	$0.45	$0.85	$0.91

Shares used in calculating earnings per share:
Basic	25,117	24,345	23,409
Diluted	25,499	25,250	24,557

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$11,360	$21,467	$22,376
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	174	266	201
Depreciation and amortization of equipment and leaseholds	4,884	3,723	3,064
Amortization of intangible assets	2,415	3,100	1,319
Amortization of signing, retention and performance bonuses	12,091	8,827	6,729
Goodwill impairment	—	—	1,063
Tax benefit from option exercises and equity compensation plans	736	378	6,027
Equity-based compensation	5,731	6,481	541
Non cash restructuring charges	7,639	—	—
Loss on disposal of subsidiary	2,219	—	—
Other	(24)	7	(88)
Changes in assets and liabilities:
Accounts receivable	3,700	(13,552)	(21,373)
Signing and performance bonuses paid	(38,428)	(23,567)	(7,652)
Prepaid and other current assets	(2,274)	2,779	(474)
Accounts payable and other accrued liabilities	725	2,216	(635)
Income taxes	2,062	(9,665)	2,213
Accrued compensation	10,650	7,646	1,978
Deferred revenue	359	29	972
Deferred compensation plan assets net of liabilities	(1,091)	412	166
Deferred rent	(310)	158	1,441
Deferred taxes	(5,770)	(1,270)	335
Other assets	536	200	180
Other liabilities	(148)	1,813	1,866

Net cash provided by operating activities	17,236	11,448	20,249

Cash flows from investing activities
Business acquisitions, net of acquired cash	(23,771)	(21,929)	(30,551)
Purchase of property and equipment	(3,839)	(6,291)	(6,897)
Proceeds from disposal of subsidiary, net of cash transferred	1,029	—	—
Other	63	(58)	6

Net cash used in investing activities	(26,518)	(28,278)	(37,442)

Cash flows from financing activities
Borrowings under revolving credit facility	13,000	25,000	—
Repayments under revolving credit facility	(13,000)	(25,000)	—
Proceeds from exercise of stock options	2,097	4,183	9,181
Tax benefit from option exercises and equity compensation plans	1,282	2,574	—
Proceeds from issuance of stock—employee stock plan	199	265	2,071
Payment of loan fees	(102)	(503)	(407)
Proceeds from secondary public offering, net of costs	—	—	1,311
Other	77	33	—

Net cash provided by financing activities	3,553	6,552	12,156

Effect of exchange rates on changes in cash	842	1,045	(1,323)

Decrease in cash and cash equivalents	(4,887)	(9,233)	(6,360)
Cash and cash equivalents, beginning of year	26,489	35,722	42,082

Cash and cash equivalents, end of year	$21,602	$26,489	$35,722

Supplemental disclosure
Cash paid for interest	$259	$461	$108

Cash paid for income taxes	$10,421	$22,566	$5,888

Non cash investing and financing activities:
Establishment of note receivable from SVEWG	$3,000	$—	$—

Forgiveness of purchase price liability to SVEWG	$2,000	$—	$—

Fair value of common stock issued for acquisitions	$—	$250	$1,500

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common stock					Accumulated other comprehensive income (loss)
								Total comprehensive income (loss)
	Shares	Par value	Additional paid-in capital	Retained earnings	Deferred equity compensation		Total stockholders' equity
Balance at December 31, 2004	22,813,471	$23	$125,070	$29,716	$(1,580)	$1,158	$154,387
Issuance of common stock—Employee Stock Purchase Plan	140,774	—	2,071	—	—	—	2,071
Proceeds from public offering, net	74,375	—	1,311	—	—	—	1,311
Issuance of common stock in connection with acquisitions	69,256	—	1,500	—	—	—	1,500
Equity compensation	—	—	17	—	524	—	541
Exercise of options	1,145,606	1	9,180	—			9,181
Tax benefit of stock option exercises	—	—	5,022	—	—	—	5,022
Net income	—	—	—	22,376	—	—	22,376	$22,376
Foreign currency translation adjustment	—	—	—	—	—	(1,323)	(1,323)	(1,323)

Total comprehensive income	—	—	—	—	—		—	$21,053

Balance at December 31, 2005	24,243,482	24	144,171	52,092	(1,056)	(165)	195,066
Cumulative effect adjustment (see Note 3)	—	—	—	(250)	—	—	(250)

Balance January 1, 2006, as revised	24,243,482	24	144,171	51,842	(1,056)	(165)	194,816
Issuance of common stock—Employee Stock Purchase Plan	14,745	—	265	—	—	—	265
Issuance of common stock in connection with acquisitions	13,291	—	250	—	—	—	250
Equity compensation	—	—	6,481	—	—	—	6,481
Exercise of options	635,554	1	4,182	—	—		4,183
Tax benefit of stock option exercises and Employee Stock Purchase Plan disqualifying dispositions	—	—	2,574	—	—	—	2,574
Adoption of FAS 123 R	—	—	(1,056)	—	1,056	—	—
Option profit forfeiture	—	—	33	—	—	—	33
Net income	—	—	—	21,467	—	—	21,467	$21,467
Foreign currency translation adjustment	—	—	—	—	—	1,045	1,045	1,045

Total comprehensive income	—	—	—	—	—	—	—	$22,512

Balance at December 31, 2006	24,907,072	25	156,900	73,309	—	880	231,114
Issuance of common stock—Employee Stock Purchase Plan	13,286	—	199	—	—	—	199
Issuance of restricted stock, net	117,505	—	1	—	—	—	1
Equity compensation	—	—	5,771	—	—	—	5,771
Exercise of options	406,815	—	2,097	—	—	—	2,097
Tax benefit of stock option exercises and Employee Stock Purchase Plan disqualifying dispositions	—	—	1,282	—	—	—	1,282
Option profit forfeiture	—	—	75	—	—	—	75
Net income	—	—	—	11,360	—	—	11,360	$11,360
Foreign currency translation adjustment	—	—	—	—	—	1,591	1,591	1,591

Total comprehensive income	—	—	—	—	—	—	—	$12,951

Balance at December 31, 2007	25,444,678	$25	$166,325	$84,669	—	$2,471	$253,490

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and operations

        The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiaries (collectively, the "Company" or "LECG"). LECG was formed as a California limited liability company concurrently with the management buyout on September 29, 2000 of substantially all of the assets and certain assumed liabilities of LECG, Inc., a wholly owned subsidiary of Navigant Consulting Inc. In November 2003, the Company completed a merger and exchange transaction immediately prior to completing its initial public offering, in which ownership of LECG was transferred from LECG Holding Company, LLC to LECG Corporation.

        The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, "experts") with the assistance of a professional support staff. The Company's experts are comprised of employees of the Company as well as exclusive independent contractors. These services are provided primarily in the United States from the Company's headquarters in Emeryville, California and its 19 other offices across the country. The Company also has international offices in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom.

2. Summary of significant accounting policies

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated from the consolidated results of operations and financial position.

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

Property and equipment

        Property and equipment is stated at cost, net of accumulated depreciation and amortization and includes costs of improvements to leased properties. Depreciation and amortization is computed using the straight-line method over the assets estimated useful life or the lesser of the estimated useful life or related lease term. Estimated useful lives generally range from three to five years for computers,

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

software, telecommunication equipment and office equipment, and five years for furniture and fixtures. The Company's policy is to evaluate its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized would be measured as the difference between the related carrying amount and fair value. No such impairment has been recognized.

Goodwill and other intangible assets

        Goodwill relates to the Company's business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable.

        For purposes of testing goodwill for impairment, the Company determined that it has one reporting unit based on the similarity of operations throughout its individual offices. The Company's business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. The Company assesses for goodwill impairment annually on October 1, and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of discounted future cash flows or some other basis such as the Company's quoted market price and measure the amount of impairment based on fair value. At October 1, 2007, the Company concluded that there was no impairment to the Company's goodwill.

        Changes in the carrying amount of goodwill are as follows (in thousands):

	Year ended December 31,
	2007	2006
Balance at beginning of year	$94,030	$69,203
Goodwill recorded in connnection with business acquisitions	7,151	11,141
Additional purchase price payments subsequently recorded for business acquisitions(1)	5,837	13,338
Other(2)	(205)	348

Balance at end of year	$106,813	$94,030

Goodwill of discontinued operations	$—	$7,930

    (1)
    Primarily consists of additional purchase price earned by sellers subsequent to the business acquisition, as specified performance targets and conditions were met.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

    (2)
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

        Other intangible assets at December 31, 2007 and 2006 were as follows (in thousands):

	Gross	Accumulated amortization	Net
As of December 31, 2007
Customer relationships	$10,500	$(2,454)	$8,046
Other identifiable intangible assets	2,186	(536)	1,650

Total	$12,686	$(2,990)	$9,696

As of December 31, 2006
Customer relationships	$8,700	$(1,329)	$7,371
Customer contracts	1,770	(1,150)	620
Other identifiable intangible assets	2,180	(316)	1,864

Total	$12,650	$(2,795)	$9,855

        The estimated future amortization expense of other intangible assets as of December 31, 2007 is as follows (in thousands):

2008	$1,452
2009	1,446
2010	1,441
2011	1,390
2012	1,352
Thereafter	2,615

Total	$9,696

Revenue recognition

        Revenue includes all amounts earned that are billed or billable to clients, including reimbursable expenses, and have been reduced for amounts related to work performed that are estimated to be unrealizable. Expert revenues consist of revenues generated by experts who are employees of the Company as well as revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between the Company's employee experts and the Company's exclusive independent contractor experts.

        Revenues primarily arise from time and material contracts, which are recognized in the period in which the services are performed. The Company also enters into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, and the Company has received payment for the services performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Fixed price contracts revenues are not a material component of total revenues.

        The Company recognizes revenue net of an estimate for amounts that will not be collectible from the client due to fee adjustments. This estimate is based on several factors, including the historical percentage of fee adjustments for the Company and review of unbilled and billed receivables. These estimates are reviewed by management on a regular basis.

        The Company estimated the following amounts to be unrealizable for the years ended December 31, 2007, 2006 and 2005 and accordingly, net revenues recognized during the periods reflect the reduction by these amounts (dollars in thousands):

	Year ended December 31, 2007
	2007	2006	2005
Estimate of unrealizable revenue	$15,603	$10,486	$7,010
Percent of revenue recognized	4.2%	3.0%	2.5%

Deferred revenue

        Deferred revenue consists of retainers paid by customers to the Company. Such amounts are recorded as revenue as services are rendered.

Cost of services

        Costs of services consists of compensation to experts, compensation of professional staff, project costs including reimbursable expenses and fees charged for outside services, equity-based compensation, and amortization of signing, retention, and performance bonuses that are subject to recovery from the expert.

        The majority of the Company's compensation to experts is comprised of expert fees and project origination fees. Expert fees represent amounts earned by the experts based on their contractual "pass-through" percentage applied to revenues generated by work they perform in the period. Project origination fees represent the contractual percentage applied to professional staff revenue and in certain circumstances other expert revenue, recognized on engagements secured by such experts. Expert fees and project origination fees are accrued in the period in which the associated revenue is recognized. The remaining experts' compensation consists of compensation paid based on a percentage of performance targets such as revenue or gross margin associated with the experts' engagements or under a salary and bonus model.

        The Company makes advance payments, or draws, to many of its non-salaried experts and any outstanding draws previously paid to experts are deducted from the experts' fee payments until fully recovered. The Company recognizes an estimate for expert advances that it considers to be unrecoverable. The Company recognized additional expense in connection with its estimate of these unrecoverable amounts of $3.1 million, $1.8 million and $780,000 in 2007, 2006 and 2005, respectively.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

Signing, retention and performance bonuses

        Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is due at a future date. Signing bonuses are recognized when the payment is made or the obligation to pay such bonus is incurred and are generally amortized over the period for which they are recoverable from the individual expert up to a maximum period of seven years. Retention of key experts sometimes involves the payment of cash retention bonuses. Retention bonuses are recognized on the execution date of the retention agreement and are amortized over the period for which unearned amounts are recoverable from the individual expert up to a maximum or seven years. The Company has also paid or is obligated to pay certain performance bonuses that are subject to recovery of unearned amounts if the expert were to voluntarily leave the Company, be terminated for cause, or fail to meet certain performance criteria prior to a specified date. Like signing and retention bonuses, these performance bonuses are amortized over the period which unearned amounts are recoverable from the individual expert up to a maximum period of seven years, and the Company recognizes such performance bonuses at the time that it determines it to be more likely than not that the performance criteria will be met. Most of the Company's agreements allow the Company to recover signing, retention and performance bonuses from the employee if he or she were to voluntarily leave the Company or be terminated for cause prior to a specified date over periods ranging from one to 15 years. However, for the purpose of recognizing expense, the Company amortizes such signing, retention and performance bonuses over the shorter of the contractual recovery period or seven years. If an employee is involuntarily terminated, the Company generally cannot recover the unearned amount and the Company writes off the unearned amount at the time of termination. In 2007, the Company wrote-off $3.9 million of unearned signing and performance bonuses in connection with the Company's value recovery plan and other terminations during the year.

        Amortization of signing, retention and performance bonuses included in cost of services was $12.1 million, $8.8 million, and $6.7 million in 2007, 2006 and 2005, respectively.

        The estimated future bonus amortization associated with signing, retention and performance bonuses recognized as of December 31, 2007 is as follows (in thousands):

2008	$15,006
2009	12,733
2010	12,048
2011	8,396
2012	6,036
Thereafter	7,466

Total	$61,685

Deferred rent

        The Company leases office space in 29 cities. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account lessor incentives for tenant improvements and periods, including construction periods, where no rent payment is required ("rent holidays") and escalation clauses. The Company recognizes deferred rent as the difference between the expense recognized on a straight-line basis and the payments made per the terms of the lease.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

Income taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), under which deferred assets and liabilities were recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized.

        The Company's significant tax jurisdictions are the U.S. and California. The tax years that remain subject to examination are 2006, 2005 and 2004.

        Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company assessed that it had no significant unrecognized tax benefits as of January 1, 2007, the date of adoption of FIN 48, or as a result of its 2007 transactions. Consequently, no FIN 48 liability has been recorded as of December 31, 2007.

Accounts receivable

        Accounts receivable consist of unbilled and billed amounts due from customers. Accounts receivable are recorded as unbilled and invoiced amounts, net of reserves for unrealizable revenue and allowances, and do not bear interest. Management uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting the Company's customer base, specific knowledge of a customer's inability to meet its financial obligations, significant one-time events and historical write-off experience. Management reviews the adequacy of its reserves and allowances quarterly.

        Billed receivable balances greater than 60 days past due are individually reviewed for collectibility, and if deemed uncollectible, are charged off against the allowance for doubtful accounts or reversed out of revenue after all means of collection have been exhausted and the potential for recovery is considered remote.

        The Company maintains an allowance for doubtful accounts for estimated losses from billed services based on the historical percentage of write-offs resulting from customer bankruptcies or deterioration of the client's financial condition. The allowance is assessed regularly by management.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

This provision is recorded in operating expenses. The Company provided an allowance for doubtful accounts as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Balance at beginning of year	$906	$666	$433
Charged to general and administrative expenses	174	266	201
Amounts written off and other adjustments, net of recoveries	(214)	(26)	32

Balance at end of year	$866	$906	$666

Concentration of credit risk

        The Company's accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company's ten largest clients represented 18%, 15% and 20% of its revenues in 2007, 2006 and 2005, respectively. No single client accounted for more than 4% of its revenues in any of those periods. The Company has not required collateral or other security from its clients.

Equity-based compensation

        The Company adopted SFAS No. 123(R), Share-Based Payment ("SFAS No.123(R)"), on January 1, 2006 to account for equity-based compensation. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award and is recognized over the service period defined by the terms of the award. Prior to January 1, 2006, the Company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and SFAS No. 123 Accounting for Stock-Based Compensation for awards granted to non-employees and provided the required pro forma disclosures prescribed by SFAS No. 123 for employee awards.

        Upon adoption of SFAS No. 123(R), the Company elected the modified prospective method of transition, which requires that compensation expense be recognized beginning in 2006 for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amounts. The Company has previously used the Black-Scholes option pricing model for disclosure requirements under SFAS No. 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and continues to use this option pricing model to value new option grants. The Company has elected the "short-form" method to calculate excess tax benefits available for use in offsetting future tax shortfalls in accordance with FASB Staff Position No. 123(R)—3. See Note 10.

Recent accounting pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements ("SFAS No. 157"). This statement defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

issued for fiscal years beginning after November 15, 2007. The Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company does not presently have any financial assets or liabilities that it would elect to measure at fair value, and therefore the Company expects this standard will have no impact on its financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is still evaluating the impact of adoption on its consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company believes that the adoption of this statement will not have a material impact on its consolidated financial statements.

Earnings per share and share amounts

        Basic earnings per common share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares as determined by the treasury stock method are included in the diluted earnings per common share calculation to the extent these shares are dilutive. If the Company has a net loss for the period, common equivalent shares are excluded from the denominator because their effect on net loss would be antidilutive.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

        The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Year ended December 31,
	2007	2006	2005
Income from continuing operations	$12,801	$20,893	$21,845
Income (loss) from discontinued operations	(1,441)	574	531

Net income	$11,360	$21,467	$22,376

Weighted average shares outstanding:
Basic	$25,117	$24,345	$23,409
Effect of dilutive stock options and unvested restricted stock	382	905	1,148

Diluted	$25,499	$25,250	$24,557

Earnings per basic share:
Earnings from continuing operations	$0.51	$0.86	$0.94
Earnings from discontinued operations	(0.06)	0.02	0.02

Earnings per basic share	$0.45	$0.88	$0.96

Earnings per diluted share:
Earnings from continuing operations	$0.51	$0.83	$0.89
Earnings from discontinued operations	(0.06)	0.02	0.02

Earnings per diluted share	$0.45	$0.85	$0.91

        For the years ended December 31, 2007, 2006 and 2005, outstanding options to purchase 4.2 million, 3.2 million and 2.2 million common shares, respectively, were excluded from the calculation of diluted earnings per share calculation, because the exercise price of the options was greater than the average price of the Company's common stock. The dilutive impact of the remaining options outstanding (i.e. "in-the-money") in these years was included in the effect of dilutive securities.

Foreign currency translation

        Assets and liabilities of the Company's non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in accumulated other comprehensive income within stockholders' equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net income for the period in which exchange rates change.

Comprehensive income

        Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

Segment reporting

        SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates as one business segment. Revenues attributable to international activities were $61.7 million, $50.2 million and $41.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total long-lived assets of the Company's foreign subsidiaries were $12.6 million and $13.1 million as of December 31, 2007 and 2006, respectively.

Discontinued operations

        The Company has presented Silicon Valley Expert Witness Group, Inc. ("SVEWG") as a discontinued operation in its consolidated financial statements, consistent with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The results of operations, net of taxes, and the carrying value of the assets and liabilities of SVEWG are reflected in the accompanying consolidated financial statements as discontinued operations, and assets and liabilities of discontinued operations, respectively. All prior periods amounts presented were reclassified to conform to this presentation. These reclassifications did not impact total assets, liabilities, stockholders' equity, net income or cash flows for any periods presented.

3. January 1, 2006 retained earnings cumulative effect adjustment

        In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement ("SAB 108"), which permits the Company, in the year of adoption, to adjust for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. The Company adopted SAB 108 as of December 31, 2006, as required. The Company applied SAB 108 to errors it discovered in its previously issued 2005 annual and 2006 quarterly financial statements in connection with certain specific expert compensation model calculations. These errors were the result of the failure to include certain amounts attributed to two groups of experts when calculating compensation under their respective gross margin models. Based on an analysis of the errors performed in accordance with SAB 108, the Company has concluded that the effect of the errors is not material to any of the individual periods' income statements or balance sheets. As such, the Company has recorded the 2005 correction as a cumulative effect adjustment to the fiscal year 2006 beginning retained earnings, as follows (in thousands):

Retained earnings, December 31, 2005, as reported	$52,092
Cumulative effect adjustment	(250)

Retained earnings, January 1, 2006, as restated	$51,842

4. Business acquisitions

        The Company's historical business acquisitions has consisted almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business acquisitions (Continued)

the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals. Therefore, in each acquisition, the excess of purchase price over the net tangible and intangible assets acquired and any additional performance based payments are treated as goodwill under SFAS No. 141, Business Combinations ("SFAS No. 141").

2007 acquisition

        In March 2007, the Company acquired substantially all of the operating assets of The Secura Group, LLC ("Secura"), an expert, consulting and regulatory compliance services firm specializing in the financial services industry. The purchase price was comprised of $9.5 million which was paid in cash at closing. The purchase price, including $80,000 of acquisition costs, was allocated as follows:

  •
  $1.8 million to customer relationships (nine-year amortization)

  •
  $350,000 to contract rights (nine-month amortization)

  •
  $106,000 to other intangible assets (48 to 60-month amortization)

  •
  $173,000 to net current assets and equipment and

  •
  $7.2 million to goodwill (which is deductible for tax purposes).

        If specified annual performance targets are achieved through December 2010, the Company will make additional payments of up to $2.5 million after December 2010. Additional purchase price and goodwill will be recorded in subsequent periods if and when such performance targets are met.

Performance based purchase price payments related to prior acquisitions

        In May 2006, the Company acquired substantially all of the assets of BMB Mack Barclay, Inc. and affiliates ("Mack Barclay"), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. As a result of achieving specified performance targets through December 31, 2007, the Company has recognized $2.1 million of additional purchase price, of which $1.8 million was paid in July 2007. If specified performance targets are achieved through April 2011, the Company will make additional payments of up to $6.6 million by no later than July 2011.

        In December 2005, the Company acquired substantially all of the assets of Lancaster Consulting LLC ("Lancaster"), an expert services firm specializing in general management, mergers and acquisitions, litigation and financial management consulting. As a result of achieving specified performance targets through December 31, 2007, the Company has recognized $612,000 of additional purchase price, of which $372,000 was paid in March 2007. In addition, if specified performance targets are achieved through December 2009, the Company will make additional payments of up to $738,000 by no later than March 2010.

        In December 2005, the Company acquired substantially all of the assets of Beach & Company International LP ("Beach), an expert services firm specializing in financial, economic and operational consulting. As a result of achieving specified performance targets through March 31, 2007, the Company has recognized $500,000 of additional purchase price which was paid in June 2007. There are no further performance based purchase price commitments.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business acquisitions (Continued)

        In November 2005, the Company acquired substantially all of the assets of Neilson Elggren LLP ("Neilson"), a financial and insolvency expert and consulting services firm. As a result of achieving specified performance targets through December 31, 2007, the Company has recognized $2.7 million of additional purchase price, of which $1.2 million was paid in January 2007. In addition, if specified performance targets are achieved through October 2010, the Company will make additional payments of up to $1.0 million by no later than January 2011. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by October 2010.

        In August 2005 the Company purchased the business (including certain assets, experts and professional staff) of Bates Private Capital Inc. ("Bates"), an expert services firm specializing in dispute resolution for the retail securities industry. As a result of achieving specified performance targets through July 31, 2007, the Company has recognized $8.1 million of additional purchase price, of which $4.6 million and $3.5 million was paid in 2007 and 2006, respectively. In addition, if specified annual performance targets are achieved through July 2011, the Company will make additional payments of up to $4.9 million by no later than September 2011.

        In March 2005, the Company acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. ("Cook"), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation. As a result of achieving specified performance targets through December 31, 2007, the Company has recognized $417,000 of additional purchase price, of which $243,000 was paid in February 2007. If specified performance targets are achieved through December 2008, the Company will make additional payments of up to $583,000 by no later than March 2009.

        In October 2004, the Company acquired substantially all of the assets of Washington Advisory Group, LLC ("WAG"), an expert services firm specializing in technology assessment and policy, and research and development strategy. As a result of achieving specified performance targets through December 31, 2007, the Company has recognized $827,000 of additional purchase price, which was paid in 2007. There are no further performance based purchase price commitments.

        In March 2004, the Company acquired the business of Economic Analysis, LLC ("EA"), a company providing expert services involving complex business litigation and regulatory matters. As a result of achieving certain performance targets through December 31, 2007, the Company has recognized $6.2 million of additional purchase price, of which $1.9 million, $1.8 million, and $2.5 million was paid in March 2007, 2006 and 2005, respectively. In addition, the Company will make additional payments of up to $2.0 million by no later than March 2009 if certain higher performance targets are met by December 2008.

        In March 2004, the Company acquired the business of Low Rosen Taylor Soriano ("LRTS"), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. As a result of achieving certain performance targets through December 31, 2006, the Company has recognized additional purchase price of $3.8 million, of which $845,000, $1.6 million and $1.0 million was paid in February 2007, 2006 and 2005, respectively. In addition, if specified performance targets are achieved through February 2009, the Company will make additional payments of up to $905,000 by no later than April 2009.

        In August 2003, the Company acquired the business of the Center for Forensic Economic Studies ("CFES"). As a result of achieving specified performance targets through December 31, 2006, the

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business acquisitions (Continued)

Company recognized $7.1 million of additional purchase price, of which $1.9 million, $1.8 million, $1.7 million and $1.7 million was paid in August 2007, 2006, 2005 and 2004, respectively. There are no further performance based purchase price commitments.

        Changes in the carrying amount of goodwill in 2007 and 2006, accrued purchase price payable at December 31, 2007, potential remaining purchase price and date of final potential payment by acquisition are as follows (in thousands):

		Year ended December 31,		Accrued purchase price payable at 12/31/2007(2)
					Potential remaining purchase price(3)	Date of final potential payment(4)
	Acquisition date
		2007	2006
Goodwill balance at beginning of year		$94,030	$77,133
Goodwill recognized in connection with business acquisition:
Secura	Mar-07	7,151	—
Mack Barclay	May-06	—	11,141

Total purchase additions		7,151	11,141
Additional purchase price subsequently recorded for business acquisitions(1)
Secura	Mar-07	—	—	$—	$2,500	Dec-10
Mack Barclay	May-06	938	1,242	335	6,621	Jul-11
Beach	Dec-05	500	—	—	—	n/a
Lancaster	Dec-05	240	372	240	738	Mar-10
Neilson	Nov-05	1,325	1,309	1,509	2,506	Oct-10
Bates	Aug-05	2,176	4,626	—	4,950	Sep-11
Cook	Mar-05	174	243	174	600	Mar-09
WAG	Oct-04	3	824	—	—	n/a
EA	Mar-04	10	1,926	—	2,000	Mar-09
LRTS	Mar-04	471	940	492	905	Apr-09
CFES	Aug-03	—	1,856	—	—	n/a

Total performance-based additions		5,837	13,338	$2,750	$20,820

Goodwill of discontinued operations(6)		—	(7,930)
Other(5)		(205)	348

Goodwill balance at end of year		$106,813	$94,030

(1)
Represents additional purchase price earned by sellers subsequent to the business acquisition as specified performance targets were met.

(2)
Included in "Payable for business acquisitions—current portion" on the consolidated balance sheet

(3)
Represents additional purchase price and goodwill to be recognized in the future if specified performance targets and conditions are met.

(4)
Represents final date of any potential performance based payment.

(5)
Represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

(6)
Represents goodwill associated with the Company's SVEWG subsidiary which was disposed of on December 31, 2007. The Company recognized a $2.2 million loss on the disposal of the subsidiary.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Discontinued operations

        On December 31, 2007, the Company completed the sale of its wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. ("SVEWG") to a privately held company owned by the former majority shareholder of SVEWG, for $7.0 million, as follows:

  •
  $2.0 million received in cash on December 31, 2007,

  •
  assumption of LECG's $2.0 million guaranteed purchase price liability owed in connection with LECG's purchase of SVEWG in August 2004, which would have been due on August 1, 2009, and

  •
  $3.0 million 5-year note with interest at the rate of 5.5% per year, and monthly principal and interest payments of approximately $57,000 beginning February 1, 2008 and ending January 1, 2013

        The Company had purchased all of the outstanding shares of SVEWG on August 1, 2004 for $9.0 million, $3.0 million of which represented a guaranteed amount to be paid no later than August 1, 2009. As a result of specified performance targets being met, the Company paid $1.0 million in 2005, and the remaining $2.0 million liability was assumed by the buyer on December 31, 2007.

        SVEWG's net assets on December 31, 2007 totaled $9.2 million, comprised of cash of $971,000, accounts receivable of $1.9 million, goodwill of $7.9 million, fixed assets of $51,000, other current assets of $34,000, and accounts payable, accrued compensation and deferred revenue of $1.6 million. The Company recognized a loss on the sale of SVEWG of $2.2 million. The Company has recorded a valuation allowance against the tax benefit of this loss totaling $897,000 as the Company's ability to realize the benefit of the loss, which is a capital loss, is limited to offsetting future gains from the sale of capital assets. It is uncertain that the Company will be able to utilize the tax benefit within the carryforward period.

        Financial data of SVEWG included in income from operations of discontinued subsidiary for all periods presented, is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenues	$10,958	$8,565	$8,583

Income from discontinued operations before income taxes	$1,313	$968	$896
Income tax provision	535	394	365

Income from discontinued operations, net of income taxes	$778	$574	$531

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Discontinued operations (Continued)

        Assets and liabilities of discontinued operations at December 31, 2006 were as follows (in thousands):

Accounts receivable, net	$1,213
Property and equipment, net	58
Goodwill	7,930
Other	13

$9,214

Accounts payable and accrued liabilities	$850
Unearned income	418
Other	102

$1,370

6. Property and equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Computer equipment	$9,122	$7,719
Furniture, fixtures and other equipment	8,192	8,121
Software	6,717	5,539
Leasehold improvements	9,471	8,671
Other	88	79

Total	33,590	30,129
Less: accumulated depreciation and amortization	(21,004)	(16,486)

Property and equipment, net	$12,586	$13,643

Property and equipment, net of discontinued operations	$—	$58

7. Borrowing arrangements

        As of December 31, 2007, the Company's revolving credit facility provides for maximum borrowings of $100 million, of which $25 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the revolving credit facility to $200 million over the life of the facility, which expires in December 2011. Loan acquisition fees and related costs paid in 2007 and 2006 to increase the borrowing limits under the amended revolving credit facility are being amortized through December 31, 2011. As of December 31, 2007, the Company had no outstanding borrowings on this facility and had letters of credit outstanding in the amount of $1.5 million. The rate in effect for the revolving credit facility at December 31, 2007 was 7.25%. The facility also provides for annual commitment fees on the unused portion of the facility of 0.10%-0.20% based on total debt to EBITDA ratio.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowing arrangements (Continued)

        The revolving credit facility contains non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period. The Company was in compliance with these covenants as of December 31, 2007.

8. Accrued compensation

        Accrued compensation consists of the following (in thousands):

	December 31,
	2007	2006
Expert compensation	$23,671	$21,218
Finders fees	15,793	13,725
Signing, retention and performance bonuses payable	9,550	6,502
Expert bonuses payable (no clawback provisions)	6,636	2,875
Vacation payable	2,699	2,487
Administrative staff compensation	2,504	599
Professional staff compensation	2,165	1,904
Other payroll liabilities	1,559	1,460

Total accrued compensation	$64,577	$50,770

9. Employee Stock Purchase Plan

        In November 2003, the Company adopted an Employee Stock Purchase Plan ("ESPP") under which eligible United States and New Zealand employees may purchase newly issued shares of common stock of the Company at a discount from the closing price of the stock. In years prior to 2006, the purchase price was 85% of the lower of the closing price of the Company's common stock on the first and last day of the six-month offering periods, which end in April and October. Under APB 25, the plan was non-compensatory. In 2006, the Company modified the terms under which employees may purchase newly issued shares to 95% of the closing price of the Company's common stock on the last day of the six-month offering periods. The plan remains non-compensatory under SFAS 123(R). Employees pay for their shares of common stock through payroll deductions at a rate equal to any whole percentage from 1% to 15% of their gross wages. Under the ESPP, there were 7,923 common shares issued in April 2007 at a price of $13.92 per share and 5,363 common shares issued in October 2007 at a price of $16.63 per share. Cash received from the purchase of stock through the ESPP was $199,000, $265,000 and $2.1 million in the years ended December 31, 2007, 2006 and 2005.

        The Board of Directors authorized 950,000 shares of common stock for issuance under the ESPP, which also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, equal to the lesser of: (1) 1.5% of the outstanding shares of the Company's common stock on the first day of the fiscal year; (2) 500,000 shares; or (3) a lesser amount as determined by the board of directors. The Board of Directors determined not to provide for this annual increase in the ESPP for 2007. As of December 31, 2007, 635,358 shares were reserved for issuance under the Plan.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity-based compensation expense

        The following table summarizes equity-based compensation and its effect on net earnings per share for 2007 and 2006 (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006
Cost of services
Options	$2,675	$3,603
Restricted stock	471	405

Total cost of services	3,146	4,008

General and administrative
Options	2,517	2,473
Restricted stock	68	—

Total general and administrative	2,585	2,473

Equity-based compensation effect on income before income tax	5,731	6,481
Income tax benefit	(2,327)	(2,638)

Equity-based compensation effect on net income	$3,404	$3,843

Equity-based compensation effect on earnings per share:
Basic	$0.14	$0.16
Diluted	$0.13	$0.15

2003 Stock Option Plan

        The Company has a 2003 Stock Option Plan (the "Plan"), under which restricted shares and non-qualified options may be granted to employees and non-employee experts to purchase, in the aggregate, up to 4,365,000 common shares. The Plan provides for increases in the number of shares available for issuance on the first day of each calendar year, equal to the lesser of:

  •
  4% of the outstanding shares of common stock on the first day of the fiscal year;

  •
  1,250,000 shares; or

  •
  a lesser amount as may be determined by the Board of Directors.

        As of December 31, 2007, 1,076,221 shares were available for grant under the Plan. The Board of Directors approved an increase in the Plan by an additional 1,000,000 shares effective January 1, 2008.

        Options issued under the Plan have an exercise price equal to or, in certain cases, greater than the closing market price of the underlying stock on the date of grant. Vesting is based on service periods that range from date of grant to 9.5 years, with five and seven years being the most common. Options granted under the Plan expire ten years from the date of grant. On May 1, 2007, the Company granted 50,000 shares of common stock to its Chief Executive Officer, of which options to purchase 25,000 shares immediately vested on May 1, 2007 and options to purchase 25,000 will vest on March 1, 2008.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity-based compensation expense (Continued)

Black-Scholes assumptions

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that employs the assumptions and inputs appearing in the table below. Certain inputs are presented as the range of values for that input used throughout the periods presented. Expected volatility is measured using the historical volatility of LECG's stock price from the time of its initial public offering in November 2003 through the option's grant date. The Company applied the guidance in Staff Accounting Bulletin No. 107 that permits the initial application of a "simplified" method based on the average of the vesting term and the contractual term of the option. The expected dividend rate is 0%, as LECG expects that no dividends will be paid during the term of the options granted that are currently outstanding, and the risk-free interest rate is based on published yields on U.S. Treasury securities with maturities commensurate with the expected term of the option. For the year ended December 31, 2007, the annual forfeiture rate was estimated to be 2.5% based on the Company's qualitative and quantitative analysis of the Company's historical forfeitures. The assumptions used in calculating the fair value of options granted in 2007 and 2006 are as follows:

	Year ended December 31,
	2007	2006
Expected volatility	37.4% - 8.6%	36.5% - 39.7%
Expected dividend rate	0%	0%
Expected term (in years)	5.0 - 7.0	5.5 - 9.5
Risk-free interest rate	3.8% - 4.9%	4.3% - 5.1%

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity-based compensation expense (Continued)

        The following table summarizes option activity for the three years ended December 31, 2007:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2004	6,251,151	$13.39
Granted with exercise price equal to fair market value	761,406	$20.82
Exercised	(1,145,606)	$7.99
Forfeited or canceled	(252,189)	$16.94

Outstanding at December 31, 2005	5,614,762	$15.33
Granted with exercise price equal to fair market value	559,625	$18.06
Exercised	(635,554)	$6.61
Forfeited or canceled	(243,843)	$17.99

Outstanding at December 31, 2006	5,294,990	$16.54
Granted with exercise price equal to fair market value	315,375	$15.82
Exercised	(406,815)	$5.11
Forfeited or canceled	(535,551)	$18.68

Outstanding at December 31, 2007	4,667,999	$17.24	6.07	$6,695,901

Exercisable at December 31, 2007	2,084,112	$13.47	4.89	$6,596,439

Vested or expected to vest at December 31, 2007	4,397,698	$17.02	6.03	$6,692,399

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $7.33, $8.77 and $9.70, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $7.4 million and $14.9 million, respectively.

        As of December 31, 2007, total unrecognized compensation cost related to non-vested options granted under the Plan was approximately $19.4 million, which is expected to be recognized over a weighted average period of 4.6 years.

        Cash received from the exercise of options was $2.1 million, $4.2 million and $9.2 million for 2007, 2006 and 2005, respectively. The actual income tax benefit realized from the exercise of options was $1.4 million, $2.9 million and $6.0 million for the years 2007, 2006 and 2005, respectively. An additional tax benefit was realized from disqualifying dispositions from the Company's ESPP in 2007, 2006 and 2005 of $1,000, $45,000 and $0, respectively.

Pro forma effects of applying SFAS No. 123 on prior period

        The Company recognized equity-based compensation in 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees for options granted to employees. SFAS 123, as originally issued, required the disclosure of pro forma net

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity-based compensation expense (Continued)

income and net income per share had the Company adopted the fair value method since the Company's inception. If the computed values of the Company's equity-based awards to employees had been amortized to expense over the vesting period of the awards (based upon the weighted average assumptions described below), net income would have been (in thousands, except per share data):

Net income attributed to common stockholders as reported	$22,376
Add: equity-based employee compensation expense included in net income, net of the effect of taxes	319
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of the effect of taxes	(4,465)

Pro forma net income	$18,230

Basic income per share:
Net income attributable to common shares—as reported	$0.96
Net adjustment for fair value based method	(0.18)

Net income attributable to common shares—pro forma	$0.78

Diluted income per share:
Net income attributable to common shares—as reported	$0.91
Net adjustment for fair value based method	(0.17)

Net income attributable to common shares—pro forma	$0.74

        The Black-Scholes assumptions used in calculating the fair value of options granted in 2005 are as follows:

Expected volatility	38.8% - 43.6%
Expected dividend rate	0%
Expected term (in years)	1.0 - 7.0
Risk-free interest rate	3.5% - 4.4%

Restricted stock

        The Company issued 140,625 shares of its common stock prior to its initial public offering on August 1, 2003 to employees of the Company at a fair value of $14.40 per share, of which 112,500 cliff-vested on August 1, 2007 and 28,125 shares will cliff-vest on August 1, 2008, provided these individuals are employed by LECG through that date.

        In 2006 the Compensation Committee established a Restricted Stock Program for certain of the Company's executive officers (the "Program") for the issuance of restricted stock under the Plan. The Compensation Committee approved the initial program grants to be effective January 1, 2007. In addition to the Program, the Company issued stock awards in 2007, which consist of restricted stocks, representing 30,000 shares of its common stock to six officers and 95,505 shares of its common stock to an expert with a per share weighted average fair value of $16.75. The fair value of restricted stock is determined on the date of grant and amortized to compensation expense over the vesting period, with a corresponding increase in additional paid-in capital. Vesting periods range from three to four years provided these individuals are employed by LECG through the end of the period.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity-based compensation expense (Continued)

        The following table summarizes the Company's restricted stock activities during the three years ended December 31, 2007:

	Shares	Weighted average grant date fair value
Outstanding at January 1, 2005	285,567
Awards vested	(144,942)

Outstanding at December 31, 2005	140,625

Outstanding at December 31, 2006	140,625	$14.40

Awards issued	125,505	$16.75
Awards vested and released	(112,500)	$14.40
Awards forfeited	(8,000)	$18.47

Outstanding at December 31, 2007	145,630	$16.20

        Scheduled vesting for outstanding restricted common stock at December 31, 2007 is as follows:

Year end December 31,
2008	2009	2010	2011	Total
58,446	29,212	34,096	23,876	145,630

        The equity-based compensation cost recognized in connection with these shares in 2007, 2006 and 2005 was $539,000, $405,000 and $405,000, respectively. As of December 31, 2007, total unrecognized compensation cost related to restricted stock was $2.1 million, which is expected to be recognized through November 2011.

        The fair value of the restricted stock that vested in 2007 was $13.87 per share on the vesting date. The actual income tax benefit realized from vesting of restricted stock was $630,000, $0 and $0 in 2007, 2006 and 2005 respectively.

11. Commitments and contingencies

Legal proceedings

        In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. ("MMC") filed a complaint against the Company and one of its experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of the Company's hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that the Company interfered with NERA's contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by the Company and contains a demand for a jury trial.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and contingencies (Continued)

        In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint. Expert discovery in the case has been completed and the parties have completed briefing and the hearing on the Company's summary judgment motion; a decision on motions for summary judgment is not expected until after the first quarter of 2008. The Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

        The Company is also a party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful terminations by experts and professional staff who formerly worked for the Company, and claims for payment of disputed amounts relating to agreements in which the Company has acquired businesses. The outcomes of these matters are uncertain, and the Company's management is not able to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. However, in the opinion of the Company's management, the outcomes of these proceedings, individually and in the aggregate, would not have a material adverse effect on the Company's business, financial position or results of operations.

Business acquisitions and expert hires

        The Company has made commitments in connection with its business acquisitions that will require the Company to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other interval. Additional purchase price payable earned and payable to certain sellers totaled $2.75 million at December 31, 2007. The maximum amount of additional purchase consideration that could be paid by no later than September 2011 is $20.8 million if and when future performance targets are met. See Note 4 for commitments and contingencies related to the acquisitions of Secura, Mack Barclay, Lancaster, Neilson, Bates, Cook, EA, and LRTS.

        The Company has made commitments in connection with certain expert employment agreements that will require the Company to pay performance bonuses if specified performance targets are met over a number of years. Some of these performance bonus agreements include provisions such that unearned amounts are recoverable from the expert if he or she were to voluntarily leave the Company or be terminated for cause prior to a specified date. In connection with the hiring of certain experts

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and contingencies (Continued)

and professional staff in March 2004, the Company will pay additional performance bonuses of $2.5 million if specified performance targets are achieved prior to March 2011. All such bonus payments are subject to amortization from the time the bonus is earned through March 2011. In connection with the hiring of certain experts and professional staff in August 2006, the Company will pay performance bonuses of $6.0 million if specified performance targets are achieved. All such performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

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

	Minimum operating lease commitments	Sublease income	Net operating lease commitments
Year ending December 31,
2008	$14,603	$(116)	$14,487
2009	13,606	—	13,606
2010	11,696	—	11,696
2011	6,960	—	6,960
2012	5,442	—	5,442
Thereafter	10,824	—	10,824

Total	$63,131	($116)	$63,015

        Rent expense net of sublease income, was $14.2 million, $12.9 million and $11.8 million for 2007, 2006 and 2005, respectively.

12. Income taxes

        U.S. and international components of income from continuing operations before income taxes for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	2007	2006	2005
U.S.	$12,571	$28,382	$31,678
International	8,983	6,851	5,352

	$21,554	$35,233	$37,030

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income taxes (Continued)

        Components of the Company's income tax provision from continuing operations for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$8,529	$9,783	$9,562
State	3,166	3,096	3,238
Foreign	2,828	2,731	2,050

Total current	14,523	15,610	14,850
Deferred:
Federal	(4,291)	(1,172)	389
State	(1,340)	(79)	(84)
Foreign	(139)	(19)	30

Total deferred	(5,770)	(1,270)	335

Income tax provision	$8,753	$14,340	$15,185

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for continuing operations is as follows:

	Year ended December 31,
	2007	2006	2005
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	5.5	5.6	5.5
Foreign earnings	(0.1)	—	(0.2)
Valuation allowance	(0.7)	—	0.7
Other	0.9	0.1	—

	40.6%	40.7%	41.0%

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income taxes (Continued)

        Components of deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2007	2006
Deferred Tax Assets:
Accrued compensation and other	$16,930	$11,739
Net operating losses/capital losses	1,092	343
Equity-based compensation	5,710	4,009
Foreign tax credit	412	1,403

Total deferred tax asset	24,144	17,494

Deferred Tax Liabilities:
State taxes	(518)	(50)
Depreciation and amortization	(4,547)	(1,911)
Prepaid expenses	(10,191)	(13,164)

Total deferred tax liability	(15,256)	(15,125)
Valuation allowance on net operating losses	(1,092)	(343)

Net deferred tax asset	$7,796	$2,026

        The Company recognized a loss on the sale of SVEWG of $2.2 million. The Company has recorded a valuation allowance against the tax benefit of this loss totaling $897,000 as the Company's ability to realize the benefit of the loss, which is a capital loss, is limited to offsetting future gains from the sale of capital assets. This capital loss of $2.2 million can be carried forward for 5 years until 2012. The Company has not provided a valuation allowance on the remainder of its U.S. deferred tax assets as it believes their realization is more likely than not. This determination is based upon the expected timing of when the deferred tax assets will be realizable and the expectation that future operations will be sufficiently profitable to fully utilize the deferred tax assets. As of December 31, 2007, the Company had foreign net operating losses of approximately $902,000, which expire in various years. The Company has recorded a valuation allowance of $195,000 against certain foreign tax benefits due to the uncertainty that these net operating loss carryforwards will eventually be utilized. The Company has foreign tax credits of approximately $412,000, which begin to expire in 2016.

        The Company is entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised. The Company is also entitled to a deduction when stock purchased through its ESPP is sold prior to the end of a required holding period. The Company recognized a total benefit from option exercises, restricted stock vesting and disqualifying dispositions from its ESPP of $2.0 million, $3.0 million and $6.0 million in 2007, 2006 and 2005, respectively. The Company recognized a reduction to previously established deferred tax assets as a consequence of options exercised of $736,000, $378,000 and $1.0 million in 2007, 2006 and 2005, respectively, and an increase to additional paid in capital of $1.3 million, $2.6 million and $5.0 million in 2007, 2006 and 2005 as a consequence of both option exercises and disqualifying dispositions from the ESPP.

        The Argentine taxing authority ("AFIP") has completed its audit of LECG Buenos Aires' ("LECG BA") tax returns for 2003 and 2004 and has issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income taxes (Continued)

LECG BA to LECG LLC, its U.S. parent company. The AFIP is proposing to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by LECG personnel outside of LECG BA. In February 2008 the Company elected to pay the Argentine government $1.5 million for potential tax deficiencies and $1.0 million of potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. We may receive additional notices for assessments of additional income and withholding taxes related to the Company's 2005 and 2006 tax years for the same issues noted by the AFIP during their audit of the 2003 and 2004 returns. If LECG is unable to sustain its position, it would likely have to pay penalties on any tax deficiency for the years audited and any other years the AFIP elects to audit.

13. Retirement and deferred compensation plans

        The Company has a 401(k) Plan under which all employees are immediately eligible. Company matching contributions are at the discretion of management and are recorded as compensation expense when contributed. The Company contributions vest 25% per year over the first four years of employment and then immediately thereafter. The Company contributed $1.4 million, $1.3 million and $1.1 million to the 401(k) Plan for 2007, 2006 and 2005, respectively.

        In March 2004, the Company adopted a deferred compensation plan under which highly compensated employees are eligible to defer up to 15% of their bonuses, salary, expert fees and project origination fees and qualifying stock option gains. Employee deferrals are invested by the Company through a trust. As of December 31, 2007, included in long-term assets is $15.6 million relating to the company owned insurance product associated with the deferred compensation plan, and the long-term liability recorded in connection with the deferred compensation plan is $15.1 million. The Company recognized net expense related to the administrative expense of this deferred compensation plan of $488,000, $412,000 and $167,000 for 2007, 2006, and 2005, respectively.

14. Related party transactions

        The Company entered into expert agreements with David J. Teece, Vice Chairman of the Board (former Chairman of the Board and Chief Executive Officer) and David P. Kaplan, former President and director through February 2006, and Walter H.A. Vandaele, a current director. The following payments were made under these agreements during the three years ended December 31, 2007 (in thousands):

	Year ended December 31,
Name
	2007	2006	2005
David J. Teece	$2,765	$3,519	$2,628
David P. Kaplan	1,687	2,501	2,153
Walter H.A. Vandaele	2,163	2,051	1,734

        In November 2007, the Company agreed to pay a retention bonus to Dr. Teece of $10 million, of which $5 million was paid in November 2007 and $5 million was paid in January 2008. The Company also agreed to pay a retention bonus to Mr. Kaplan of $9.75 million, which was paid by December

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related party transactions (Continued)

2007. Any unearned retention bonus must be repaid by these individuals if they voluntarily resign or are terminated for cause prior to November 2014.

15. Restructuring charges

        In February 2007, the LECG Board of Directors approved an action program ("value recovery plan") intended to increase profitability and stockholder value. This value recovery plan included (i) expert headcount reduction, based on the analysis of practice group and individual expert contribution margins, staff leverage, and the Company's strategic direction, (ii) increased controls over general and administrative expenditures, including office closures, (iii) more stringent acquisition evaluation, and (iv) professional staff and administrative staff headcount reductions through both attrition and involuntary terminations.

        In connection with this value recovery plan, the Company terminated 61experts, 60 professional staff and seven administrative staff during 2007, including 14 experts, four professional staff and three administrative staff in the fourth quarter of 2007. The Company also closed seven offices and a computer facility during this same period (three of which were closed in the fourth quarter of 2007).

        In connection with the terminations and office closures described above, the Company recognized restructuring charges totaling $10.7 million which are reflected in the consolidated statement of income for the year ended December 31, 2007 as follows: $8.2 million in "Cost of services" and $2.5 million in "General and administrative expenses." Restructuring charges in the fourth quarter of 2007 totaled $6.7 million which are reflected in the Company's consolidated statements of income as follows: $5.1 million in "Cost of services" and $1.6 million in "General and administrative expenses."

        The 2007 restructuring charges of $10.7 million were comprised of:

  (i)
  one-time termination benefits of $1.7 million,

  (ii)
  the write-off of $3.7 million of unearned signing and performance bonuses,

  (iii)
  the write-off of $3.8 million of expert advances paid in excess of expert fees earned,

  (iv)
  $1.4 million of lease buyout and rent payments for office closures and other cash charges,

  (v)
  another $120,000 of associated office closure costs, and

  (vi)
  $38,000 of stock compensation cost.

        Items (ii), (iii), (v) and (vi) totaling $7.6 million are non-cash charges.

        Total restructuring charges for the year ended December 31, 2007 of $10.7 million are reflected in the consolidated statements of income as follows: $8.2 million in "Cost of services" and $2.5 million in "General and administrative expenses."

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Restructuring charges (Continued)

        Restructuring liability activity for the year ended December 31, 2007 was as follows (in thousands):

	One-time termination benefits	Stock compensation expense	Unamortized signing bonuses	Expert advances paid in excess of expert fees earned	Lease termination costs	Asset impairment and other	Total
Liability at January 1, 2007	$—		$—	$—	$—	$—	$—
Restructuring charges	1,662	38	3,668	3,813	1,388	120	10,689
Cash payments	(1,226)		—	—	(351)		(1,577)
Write-off of assets	—	(38)	(3,668)	(3,813)	—	(120)	(7,639)

Liability at December 31, 2007	$436	$—	$—	$—	$1,037	$—	$1,473

        The estimated future cash outlays related to the restructuring liability at December 31, 2007 is as follows (in thousands):

Year ending December 31,	One-time termination benefits	Lease termination costs	Total
2008	$436	$610	$1,046
2009	—	315	315
2010	—	28	28
2011	—	29	29
2012	—	29	29
Thereafter	—	26	26

Total	$436	$1,037	$1,473

16. Termination of joint venture relationship

        Effective January 31, 2007, LECG terminated its joint venture relationship with LECG Korea, LLC ("LECG Korea"). Pursuant to the terms of the Joint Venture Termination Agreement, the parties agreed to terminate the Joint Venture Agreement dated as of July 19, 2003, as amended and extinguish all rights and obligations in connection therewith. In connection with the termination of the Joint Venture Agreement, LECG sold its 37.5% ownership share to LECG Korea for 336,000,000 South Korean Won, or approximately $359,000, and incurred additional costs of $37,000 associated with the sale. In 2007, the Company received net proceeds of $322,000, and recognized a $27,000 gain on the termination of its joint venture which is included in "Other income (expense), net" in the consolidated statements of income.

LECG CORPORATION AND SUBSIDIARIES

FINANCIAL INFORMATION BY QUARTER

(UNAUDITED)

        The following table presents unaudited consolidated quarterly statement of operations data for the years ended December 31, 2007 and 2006 and reflects the classification of the Company's SVEWG subsidiary which was disposed of on December 31, 2007, as a discontinued operation. Also, the quarterly results of operations for 2006 reflect the SAB 108 adjustments described in Note 3 of Notes to Consolidated Financial Statements. In management's opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Quarter ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal year 2007
Revenues	$92,744	$92,580	$96,874	$88,231
Gross profit(1)	28,163	30,919	33,003	23,564
Operating income (loss)(2)	5,077	6,993	10,940	(1,081)
Income (loss) from continuing operations before income taxes(2)	5,231	6,623	10,795	(1,095)
Income (loss) from continuing operations after income taxes	3,113	3,942	6,353	(607)
Discontinued operations:
Income from operations of discontinued subsidiary, net of income taxes of $105, $191, $129 and $110	153	278	187	160
Loss on disposal of subsidiary	—	—	—	(2,219)
Net income (loss)	$3,266	$4,220	$6,540	$(2,666)

Basic earnings per share:
Income (loss) from continuing operations	$0.12	$0.16	$0.25	$(0.03)
Income (loss) from discontinued operations	0.01	0.01	0.01	(0.08)

Basic earnings (loss) per share	$0.13	$0.17	$0.26	$(0.11)

Diluted earnings per share:
Income (loss) from continuing operations(2)	$0.12	$0.16	$0.25	$(0.03)
Income (loss) from discontinued operations	0.01	0.01	0.01	(0.08)

Diluted earnings (loss) per share	$0.13	$0.17	$0.26	$(0.11)

Fiscal year 2006
Revenues	$82,223	$86,746	$88,964	$87,352
Gross profit	27,429	29,300	30,493	28,180
Operating income	8,962	10,081	10,108	6,293
Income (loss) from continuing operations before income taxes	9,072	10,125	9,999	6,037
Income (loss) from continuing operations after income taxes	5,380	6,044	5,950	3,519
Discontinued operations:
Income from operations of discontinuedsubsidiary, net of income taxes of $96, $151, $148 and ($1)	140	219	215	—
Loss on disposal of subsidiary	—	—	—	—
Net income	$5,520	$6,263	$6,165	$3,519

Basic earnings per share:
Income from continuing operations	$0.22	$0.25	$0.24	$0.14
Income from discontinued operations	0.01	0.01	0.01	—

Basic earnings per share	$0.23	$0.26	$0.25	$0.14

Diluted earnings per share:
Income from continuing operations	$0.21	$0.24	$0.23	$0.14
Income from discontinued operations	0.01	0.01	0.01	—

Diluted earnings per share	$0.22	$0.25	$0.24	$0.14

(1)
The Company's gross profit was reduced by restructuring charges recognized in connection with the Company's value recovery plan of $1.6 million, $1.5 million, and $5.1 million during the first, second and fourth quarters of 2007, respectively.

(2)
The Company's operating income and the Company's income from continuing operations before income taxes was reduced by restructuring charges recognized in connection with the Company's value recovery plan of $1.6 million, $2.4 million and $6.7 million during the first, second and fourth quarters of 2007, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (SEC's) rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in internal controls over financial reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Other than such actions noted below under the heading "Remediation Plan for Previously Identified Material Weakness," our management concluded that there was no such change in our internal control over financial reporting that occurred during quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management report on internal control over financial reporting

        The management of LECG is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. LECG's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

        The management of LECG, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by members of our Accounting, Finance and Information Services organizations, assisted by outside consulting services specializing in internal control testing. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Our internal control over financial reporting as of December 31, 2007 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

Remediation of previously reported material weakness

        In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, our management identified the "material weakness" in our internal control over financial reporting (as defined by the Public Company Accounting Oversight Board or "PCAOB" in its Auditing Standard No. 2, "An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements") discussed below.

        We discovered errors in previously issued 2005 annual and 2006 quarterly consolidated financial statements in connection with certain specific compensation model calculations. Based on an analysis of the errors performed in accordance with the SEC's Staff Accounting Bulletin 108, we concluded that the errors were not material to any of the individual periods' income statements or balance sheets; however, our management assessed this as a significant deficiency in our internal control over financial reporting. Subsequently, after publicly announcing our preliminary consolidated financial statements for 2006, we identified and made adjustments totaling $496,000 to certain performance-based acquisition liabilities (earnouts) and goodwill in the December 31, 2006 balance sheet. Given the facts and circumstances surrounding the errors in calculating the complex compensation arrangements and the failure to provide timely information relating to certain earnout agreements, our Chief Executive Officer and Chief Financial Officer concluded that these significant deficiencies, when aggregated, constitute a material weakness in internal control over financial reporting as of December 31, 2006.

        The following actions were implemented throughout 2007 and completed during the quarter ended December 31, 2007 to remediate the identified significant deficiencies in internal control over financial reporting:

  •
  modified the process for extracting the requisite data used to calculate compensation expense and earnouts that led to the errors in the 2005 and 2006 calculations

  •
  modified operational procedures for aggregating revenue and expense data used in calculating compensation models and earnouts to provide improved assurance that the information gathered is complete and timely. Such procedures were further documented to include these modifications.

  •
  redefined positions and functional roles within the finance organization and added significant layers of internal review.

  •
  hired additional personnel to assist in the administration of non-standard compensation and acquisition arrangements.

        Our management has concluded that as of December 31, 2007, the changes described above have successfully remediated the aforementioned material weakness.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by item 401 of Regulation S-K regarding our directors appearing in the LECG Corporation Proxy Statement for the Annual Meeting of Stockholders to be held in 2008 (the "2008 Proxy Statement") under the heading "Proposal One: Election of Directors—Information About Directors and Nominees" is incorporated by reference in this section. The information under the heading "Executive Officers of the Registrant" in Part I of the Annual Report on Form 10-K is also incorporated by reference in this section. In addition, the information required by Item 405 of Regulation S-K included in the 2008 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section.

        Our Board of Directors has adopted a Code of Business Conduct and Ethics for all employees and independent contractors of LECG, which is applicable to all principal executive, financial and accounting officers. We will provide a copy of the Code of Business Conduct and Ethics without charge to any person upon written request to LECG Corporation, Attention: Investor Relations, 2000 Powell Street, Suite 600, Emeryville, California 94608. We will file a Form 8 K with the SEC, disclosing any material amendment to the Code of Business Conduct and Ethics or waiver of a provision of the Code of Business Conduct and Ethics, including the name of the officer to whom the waiver was granted, within four business days after such amendment or waiver.

        We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

        The information required by Item 407(d)(4) and (d)(5) of Regulation S-K included in the 2008 Proxy Statement under the heading entitled "Audit Committee" is incorporated by reference in this section.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 402 and Item 407(e)(5) of Regulation S-K regarding the compensation of our directors and executive officers included in the 2008 Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," and "Report of the Compensation Committee" is incorporated by reference in this section. The information required by Item 407(e)(4) of Regulation S-K included in the 2008 Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation" is incorporated by reference in this section.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing in our 2008 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this section.

Equity Compensation Plan Information:

        The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities eeflected in column (A))
	(A)
Equity Compensation Plan Approved by Stockholders:
2003 Stock Option Plan	4,688,004	(2)	$17.24	1,711,579	(1)

(1)
Includes 635,358 shares reserved for issuance under LECG's Employee Stock Purchase Plan.

(2)
Includes 1,522,200 options issued from our 2000 Incentive Plan, from which no additional options were granted subsequent to the adoption of the 2003 Stock Option Plan in November 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information appearing in our 2008 Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Board Independence" is incorporated by reference in this section.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing in our 2008 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm" is incorporated by reference in this section.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

2.
Financial statement schedules

  Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

3.
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect	S-1 File No. 333-108189		3.1(a)
3.2	Bylaws of LECG Corporation	S-1 File No. 333-108189		3.2
3.3	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect	S-1 File No. 333-108189		3.4
3.4	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect	S-1 File No. 333-108189		3.6
4.1	Form of the Registrant's Common Stock Certificate	S-1 File No. 333-108189		4.1
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1 File No. 333-108189		10.1
10.2	2000 Incentive Plan and forms of agreements thereunder(1)	S-1 File No. 333-108189		10.2
10.2(a)	First Amendment to 2000 Incentive Plan dated October 29, 2001(1)	S-1 File No. 333-108189		10.2(a)
10.2(b)	Second Amendment to 2000 Incentive Plan dated February 2, 2002(1)	S-1 File No. 333-108189		10.2(b)
10.2(c)	Third Amendment to 2000 Incentive Plan dated June 7, 2002(1)	S-1 File No. 333-108189		10.2(c)
10.2(d)	Fourth Amendment to 2000 Incentive Plan dated May 30, 2003(1)	S-1 File No. 333-108189		10.2(d)
10.3	2003 Stock Option Plan and forms of agreements thereunder(1)	S-1 File No. 333-108189		10.3
10.4	2003 Employee Stock Purchase Plan and forms of agreement thereunder(1)	S-1 File No. 333-108189		10.4
10.5	Asset Purchase Agreement between Navigant Consulting, Inc., LECG, Inc., LECG Holding Company, LLC and LECG, LLC dated September 29, 2000	S-1 File No. 333-108189		10.5
10.6	Office Lease Agreement between LECG, LLC and EOP-Emeryville Properties, L.L.C. dated December 17, 2001	S-1 File No. 333-108189		10.7

10.7	Lease Agreement between LECG, LLC and Farragut Center LLC dated December 27, 2000	S-1 File No. 333-108189	10.8
10.8	Expert Agreement between LECG, LLC and Walter Vandaele dated October 13, 2000(1)	S-1 File No. 333-108189	10.9
10.9(a)	First Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated June 13, 2003(1)	S-1 File No. 333-108189	10.9(a)
10.9(b)	Second Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated September 9, 2003(1)	S-1 File No. 333-108189	10.9(b)
10.10	Registration Rights Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated September 29, 2000	S-1 File No. 333-108189	10.18
10.11	Amendment No. 1 to the Registration Rights Agreement by and among Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P. and LECG Corporation dated November 9, 2004	S-1 File No. 333-120342	10.18(a)
10.12	Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003	S-1 File No. 333-108189	10.37
10.13
	First Amendment to Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated November 11, 2003	S-1 File No. 333-108189	10.37(a)

10.14	Director Practice Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003	S-1 File No. 333-108189		10.38
10.15	Business Development Agreement between LECG, LLC and Enterprise Research, Inc. dated December 10, 2002(1)	S-1 File No. 333-108189		10.39
10.16	First Amendment to Business Development Agreement between LECG, LLC and Enterprise Research dated September 29, 2003(1)	S-1 File No. 333-108189		10.39(a)
10.17	Expert Agreement between LECG, LLC and David T. Scheffman dated August 29, 2003(1)	S-1 File No. 333-108189		10.44
10.18	First Amendment to Employment Letter between LECG, LLC and David T. Scheffman dated August 29, 2003(1)	S-1 File No. 333-108189		10.45
10.19	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Third Floor of the Davidson Building 5 Southampton Street, London WC2	10-Q	11/9/2004	10.53
10.20	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fourth Floor of the Davidson Building 5 Southampton Street, London WC2	10-Q	11/9/2004	10.54
10.21	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fifth Floor of the Davidson Building 5 Southampton Street, London WC2	10-Q	11/9/2004	10.55

10.22	Asset Purchase Agreement entered into as of August 1, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated	10-Q	11/8/2005	10.59
10.23	First Amendment to Asset Purchase Agreement dated on August 15, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated(1)	10-Q	11/8/2005	10.60
10.24	Asset Purchase Agreement entered into on October 7, 2005 by and among LECG Corporation, LECG, LLC, Neilson Elggren LLP, and the partners of Neilson Elggren LLP(1)	10-Q	11/8/2005	10.61
10.25	Asset Purchase Agreement entered into as of May 5, 2006 by and among LECG Corporation, LECG, LLC, BMB Mack Barclay, Inc., and other persons identified therein(1).	10-Q	8/7/2006	10.62
10.26	Second Amended and Restated Credit Agreement, dated as of December 15, 2006, by and among LECG, LLC, as Borrower, the several banks and other financial institutions parties thereto, LaSalle Bank National Association and Banc of America Securities, LLC, as co-Lead Arrangers and Book Runners, LaSalle Bank National Association as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-Lead Documentation Agents	8-K	12/20/2006	10.64
10.27	Restricted Stock Purchase Agreement between the Registrant and John C. Burke, effective January 1, 2007(1)	8-K	1/5/2007	10.65

10.28	Restricted Stock Purchase Agreement between the Registrant and Marvin A. Tenenbaum, effective January 1, 2007(1)	8-K	1/5/2007	10.66
10.29	Restricted Stock Purchase Agreement between the Registrant and Gary Yellin, effective January 1, 2007(1)	8-K	1/5/2007	10.67
10.30	Restricted Stock Purchase Agreement between the Registrant and Tina Bussone, effective January 1, 2007(1)	8-K	1/5/2007	10.68
10.31	Guaranty and Pledge Agreement dated as of December 15, 2006 among LECG, LLC, the other parties identified therein as Grantors, and LaSalle Bank National Association, as the Administrative Agent	10-K	3/12/2007	10.69
10.32	Revolving Promissory Note issued by LECG, LLC, to U.S. Bank National Association dated December 15, 2006	10-K	3/12/2007	10.70
10.33	Revolving Promissory Note issued by LECG, LLC, to LaSalle Bank National Association dated December 15, 2006	10-K	3/12/2007	10.71
10.34	Revolving Promissory Note issued by LECG, LLC, to Bank of America, N.A. dated December 15, 2006	10-K	3/12/2007	10.72
10.35	Revolving Promissory Note issued by LECG, LLC, to KeyBank National Association dated December 15, 2006	10-K	3/12/2007	10.73
10.36	Revolving Promissory Note issued by LECG, LLC, to Wells Fargo Bank, N.A. dated December 15, 2006	10-K	3/12/2007	10.74
10.37	Revolving Promissory Note issued by LECG, LLC, to The Northern Trust Company dated December 15, 2006	10-K	3/12/2007	10.75
10.38	Senior Management Agreement between LECG Corporation and Michael J. Jeffery, entered into on April 13, 2007 and effective as of March 31, 2007(1)	8-K/A	5/4/2007	10.76

10.39	Asset Purchase Agreement entered into as of March 9, 2007 by and among LECG Corporation, LECG, LLC, The Secura Group, L.L.C., and other persons identified therein(2)	10-Q	5/10/2007	10.77
10.40	Agreement between LECG Corporation and Steven R. Fife, entered into July 30, 2007 and effective August 1, 2007(1)(2)	10-Q	11/8/2007	10.78
10.41	Agreement between LECG Corporation and Marvin A. Tenenbaum, dated July 12, 2007(1)	10-Q	11/8/2007	10.79
10.42	Employment Agreement between LECG Corporation, LECG, LLC, and David J. Teece, dated November 27, 2007(1)(3)			10.42	X
10.43	Executive Director Agreement between LECG Corporation, LECG, LLC and David Kaplan, dated November 27, 2007(2)(3)			10.43	X
10.44	First Amendment to Credit Agreement as of July 16, 2007 by and among LECG, LLC, LaSalle Bank National Association and Bank of America, N.A.			10.44	X
10.45	Second Amendment to Credit Agreement as of December 20, 2007 by and among LECG, LLC, LaSalle Bank National Association and Bank of America, N.A.			10.45	X
10.46	Agreement between LECG Corporation and John C. Burke, dated December 31, 2007(1)(3)			10.46	X
10.47	Second Amendment to Business Development Agreement between LECG, LLC and Enterprise Research, Inc., dated November 27, 2007(1)(2)			10.47	X
21.1	Subsidiaries of Registrant			21.1	X
23	Consent of Independent Registered Public Accounting Firm			23	X

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	31.1	X
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	31.2	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	X

(1)
Indicates management contract or compensatory plan or arrangement.

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

(3)
Any exhibits, schedules or attachments referenced in this exhibit have been omitted. LECG Corporation agrees to furnish a copy of any such omitted material to the Securities and Exchange Commission upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)
Date: March 14, 2008	/s/ MICHAEL J. JEFFERY Michael J. Jeffery Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Jeffery and Steven R. Fife, or any of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By	Garrett F. Bouton	Chairman of the Board of Directors and Director
By	/s/ MICHAEL J. JEFFERY Michael J. Jeffery	Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2008
By	/s/ STEVEN R. FIFE Steven R. Fife	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008
By	/s/ ALISON DAVIS Alison Davis	Director	March 14, 2008
By	/s/ WILLIAM W. LIEBECK William W. Liebeck	Director	March 14, 2008
By	/s/ RUTH M. RICHARDSON Ruth M. Richardson	Director	March 14, 2008
By	/s/ WILLIAM J. SPENCER William J. Spencer	Director	March 14, 2008
By	/s/ DAVID J. TEECE David J. Teece	Vice Chairman of the Board of Directors and Director	March 14, 2008
By	/s/ WALTER H.A. VANDAELE Walter H.A. Vandaele	Director	March 14, 2008

QuickLinks

INDEX TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
LECG CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
LECG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
LECG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
LECG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
LECG CORPORATION AND SUBSIDIARIES FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS
SIGNATURES
POWER OF ATTORNEY