Form 10-Q
period 2008-03-31
LECG CORP
filed 2008-05-09
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 30, 2008, there were 25,560,633 shares of the registrant’s common stock outstanding.

LECG CORPORATION AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (in thousands, except per share data)
(unaudited)

	Quarter ended March 31,
	2008	2007
Fee-based revenues, net	$87,171	$88,177
Reimbursable revenues	3,331	4,567
Revenues	90,502	92,744
Direct costs	57,172	59,994
Reimbursable costs	3,311	4,587
Cost of services	60,483	64,581
Gross profit	30,019	28,163
Operating expenses:
General and administrative expenses	21,301	21,196
Depreciation and amortization	1,535	1,889
Operating income	7,183	5,078
Interest and other expense (income), net	474	(154)
Income from continuing operations before income taxes	6,709	5,232
Income tax provision	2,724	2,119
Income from continuing operations	3,985	3,113
Income from operations of discontinued subsidiary, net of income taxes	—	153
Net income	$3,985	$3,266

Basic earnings per share:
Income from continuing operations	$0.16	$0.12
Income from operations of discontinued subsidiary	—	0.01
Basic earnings per share	$0.16	$0.13

Diluted earnings per share:
Income from continuing operations	$0.16	$0.12
Income from operations of discontinued subsidiary	—	0.01
Diluted earnings per share	$0.16	$0.13

Shares used in calculating earnings per share
Basic	25,299	24,860
Diluted	25,518	25,413

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$14,595	$21,602
Accounts receivable, net of allowance of $896 and $866	117,289	103,444
Prepaid expenses	6,467	6,156
Deferred tax assets, net	11,466	12,301
Signing retention and performance bonuses - current portion	15,261	16,162
Income taxes receivable	594	2,674
Other current assets	3,364	2,310
Note receivable - current portion	359	490
Total current assets	169,395	165,139
Property and equipment, net	11,991	12,586
Goodwill	106,834	106,813
Other intangible assets, net	9,333	9,696
Signing retention and performance bonuses - long-term	45,398	45,523
Deferred compensation plan assets	14,604	15,599
Note receivable - long-term	2,510	2,510
Other long-term assets	4,661	1,453
Total assets	$364,726	$359,319

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$57,737	$64,577
Accounts payable and other accrued liabilities	7,379	7,856
Borrowings under line of credit	13,000	—
Payable for business acquisitions	487	2,750
Deferred revenue	3,010	2,989
Total current liabilities	81,613	78,172
Deferred compensation plan obligations	12,242	15,133
Deferred tax liabilities	4,505	4,505
Deferred rent	7,572	7,718
Other long-term liabilities	299	301
Total liabilities	106,231	105,829

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,553,923 and 25,444,678 shares outstanding at March 31, 2008 and December 31, 2007, respectively	26	25
Additional paid-in capital	166,863	166,325
Accumulated other comprehensive income	2,952	2,471
Retained earnings	88,654	84,669
Total stockholders’ equity	258,495	253,490
Total liabilities and stockholders’ equity	$364,726	$359,319

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Quarter ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$3,985	$3,266
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	33	75
Depreciation and amortization of property and equipment	1,172	1,172
Amortization of intangible assets	363	723
Amortization of signing, retention and performance bonuses	4,083	2,792
Equity-based compensation	1,373	1,560
Tax benefit from share-based compensation	—	34
Non cash restructuring charges	—	1,380
Other	—	(72)
Changes in assets and liabilities:
Accounts receivable	(13,207)	(7,752)
Signing, retention and performance bonuses paid	(6,287)	(11,091)
Prepaid and other current assets	(779)	(639)
Accounts payable and other accrued liabilities	(702)	(128)
Income taxes	2,064	699
Accrued compensation	(4,360)	719
Deferred revenue	53	715
Deferred compensation plan assets, net of liabilities	(1,895)	27
Deferred rent	(199)	119
Other assets	(3,121)	196
Other liabilities	4	20
Net cash used in operating activities	(17,420)	(6,185)
Cash flows from investing activities
Business acquisitions, net of acquired cash and earn out payments	(2,264)	(14,907)
Purchase of property and equipment	(768)	(1,704)
Proceeds from disposal of property and equipment	54	—
Other	(14)	(8)
Net cash used in investing activities	(2,992)	(16,619)
Cash flows from financing activities
Borrowings under revolving credit facility	19,000	5,000
Repayments under revolving credit facility	(6,000)	—
Tax benefit from share-based compensation	—	1,052
Proceeds from exercise of stock options	—	1,656
Other	—	(10)
Net cash provided by financing activities	13,000	7,698
Effect of exchange rates on changes in cash	405	76
Decrease in cash and cash equivalents	(7,007)	(15,030)
Cash and cash equivalents, beginning of year	21,602	26,489
Cash and cash equivalents, end of period	$14,595	$11,459
Supplemental disclosure
Cash paid for interest	$129	$31
Cash paid for income taxes	$3,290	$472

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Basis of presentation and operations

The accompanying condensed consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiaries (collectively, the “Company” or “LECG”).

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. The Company’s experts are comprised of employees of the Company as well as exclusive independent contractors. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 19 other offices across the country. The Company also has international offices in Argentina, Australia, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom.

The condensed consolidated statements of income for the quarters ended March 31, 2008 and 2007, the condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of cash flows for the quarters ended March 31, 2008 and 2007 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows. The December 31, 2007 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for 2007.

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

2.                                      Earnings per share and share amounts

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Quarter ended March 31,
	2008	2007
Income from continuing operations	$3,985	$3,113
Income from operations of discontinued subsidiary	—	153
Net income	$3,985	$3,266

Weighted average shares outstanding
Basic	25,299	24,860
Effect of dilutive stock options and unvested restricted stock	219	553
Diluted	25,518	$25,413
Basic earnings per share:
Income from continuing operations	$0.16	$0.12
Income from operations of discontinued subsidiary	—	0.01
Basic earnings per share	$0.16	$0.13
Diluted earnings per share:
Income from continuing operations	$0.16	$0.12
Income from operations of discontinued subsidiary	—	0.01
Diluted earnings per share	$0.16	$0.13

For the quarters ended March 31, 2008 and 2007, outstanding options to purchase 4.0 million and 4.2 million common shares, respectively, were excluded from the calculation of diluted earnings per share calculation, because the exercise price of the options was greater than the average price of the Company’s common stock during the quarterly period. The dilutive impact of the remaining options outstanding in these quarters was included in the effect of dilutive securities.

3.                                      Equity-based compensation

The following table summarizes equity-based compensation and its effect on net income and earnings per share (in thousands, except per share data):

	Quarter ended March 31,
	2008	2007
Cost of services
Options	$479	$775
Restricted stock	220	101
Total cost of services	699	876
General and administrative
Options	664	663
Restricted stock	10	21
Total general and administrative	674	684
Equity-based compensation effect on income before income tax	1,373	1,560
Income tax benefit	(557)	(632)
Equity-based compensation effect on net income	$816	$928

Equity-based compensation effect on earnings per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

4.                                      Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income is as follows (in thousands):

	Quarter ended March 31,
	2008	2007
Net income	$3,985	$3,266
Foreign currency translation gain	481	76
Comperensive income	$4,466	$3,342

5.                                      Borrowing arrangements

As of March 31, 2008, the Company’s revolving credit facility provides for maximum borrowings of $100 million, of which $25 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the facility to $200 million over the life of the facility, which expires in December 2011. The facility also requires for annual commitment fees on the unused portion of the facility of 0.10%-0.20% based on total debt to EBITDA ratio. As of March 31, 2008, the Company had $13.0 million in outstanding borrowings under the facility and had $1.5 million in outstanding letters of credit. The interest rate in effect for the facility at March 31, 2008 was 5.25%. The borrowing arrangement contains non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period. The Company was in compliance with these covenants as of March 31, 2008.

6.                                      Accrued compensation

Accrued compensation consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Expert compensation	$24,472	$23,671
Finders fees	13,877	15,793
Signing, retention and performance bonuses payable	6,742	9,550
Expert bonuses payable (no clawback provisions)	5,026	6,636
Vacation payable	2,851	2,699
Administrative staff compensation	871	2,504
Professional staff compensation	574	2,165
Other payroll liabilities	3,324	1,559
Total accrued compensation	$57,737	$64,577

7.                                      Commitments and contingencies

Legal proceedings

In June 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. (“MMC”) filed a complaint against the Company and one of its experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of the Company’s hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that the Company interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by the Company and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company has filed an answer to the complaint denying the substantive allegations of the complaint. Expert discovery in the case has been completed and the parties have completed briefing and the hearing on the Company’s summary judgment motion; the parties are awaiting ruling on the motion for summary judgment. The Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

The Company is also a party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful terminations by experts and professional staff who formerly worked for the Company, and claims for payment of disputed amounts relating to agreements in which the Company has acquired businesses. The outcomes of these matters are uncertain, and the Company’s management is not able to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. However, in the opinion of the Company’s management, the outcomes of these proceedings, individually and in the aggregate, would not have a material adverse effect on the Company’s business, financial position or results of operations.

Business acquisitions and certain expert hires

The Company has made commitments in connection with its business acquisitions that will require the Company to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other interval. See Note 4 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2007 for a description of the commitments and contingencies related to the acquisitions of Secura, Mack Barclay, Lancaster, Neilson Elggren , Bates, Cook, EA, and LRTS.

The accrued purchase price payable, and the total potential remaining purchase price payment at March 31, 2008, and the date of any final potential payment by acquisition are as follows (in thousands):

		Accrued
		purchase	Potential	Date
		price	remaining	of final
	Acquisition	payable at	purchase	potential
	Date	3/31/2008 (1)	price (2)	payment (3)

Secura	Mar-07	—	2,500	Dec-10
Mack Barclay	May-06	313	6,621	Jul-11
Lancaster	Dec-05	—	738	Mar-10
Neilson Elggren	Nov-05	—	2,506	Oct-10
Bates	Aug-05	—	4,950	Sep-11
Cook	Mar-05	174	600	Mar-09
EA	Mar-04	—	2,000	Mar-09
LRTS	Mar-04	—	848	Apr-09
Total		$487	$20,763

(1)                                  Included in “Payable for business acquisitions” on the condensed consolidated balance sheet.

(2)                                  Represents additional purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

(3)                                  Represents final date of any potential performance based payment.

The Company has made commitments in connection with certain expert employment agreements that will require the Company to pay performance bonuses if specified performance targets are met over a number of years. Some of these performance bonus agreements include provisions such that unearned amounts are recoverable from the expert if he or she were to voluntarily leave the Company or be terminated for cause prior to a specified date. In connection with the hiring of certain experts and professional staff in March 2004, the Company paid performance and retention bonuses totaling $5.5 million in April 2008, and will pay additional performance bonuses of $2.5 million if specified performance targets are achieved prior to March 2011. The bonus payments totaling $2.5 million are subject to amortization from the time the bonus is earned through March 2011, and the remaining bonus payments totaling $3.0 million are subject to amortization from the time the bonus is earned through March 2014. In connection with the hiring of certain experts and professional staff in August 2006, the Company will pay performance bonuses of $6.0 million if specified performance targets are achieved by December 2011. All such performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

Tax contingencies

In February 2008, the Argentine tax authority (“AFIP”) completed their audit of the 2003 and 2004 tax returns of the Company’s branch office, LECG Buenos Aires’ (“LECG BA”), and issued a notice in which the AFIP has disallowed deductions claimed for those years for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and imposed withholding taxes on certain payments for such services made by LECG BA to LECG LLC, its direct U.S. parent company.  In response to this notice, the Company elected to pay the Argentine government $1.5 million for potential tax deficiencies and $1.0 million for potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company received a second notice of potential withholding tax deficiencies in April 2008, related to May 2005 payments by LECG BA to the U.S. parent company, and the Company elected to pay the Argentine government $500,000 for potential withholding tax deficiencies and $300,000 for potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court.

Further, in April 2008 the Company was notified that the AFIP has begun tax penalty procedures relating to the amounts due (and paid) related to the 2003 and 2004 tax return audits. A defense to such penalties will be filed by LECG BA within the statutory time limits.  Following the submission of a defense, the AFIP will issue a ruling in which it will either confirm the penalty or reject it.  If the penalty is confirmed, LECG BA has the right to bring an appeal in Tax Court.  No payment is required prior to disposition of the appeal, and the exact amount of the penalties cannot be determined at this time.

Amounts paid in connection with these potential income and withholding tax deficiencies would qualify for a foreign tax credit on LECG’s U.S. tax return and would result in a deferred tax asset on LECG’s balance sheet, the realization of which would be dependant upon the ability to utilize the foreign tax credit within the 10-year expiration period. The Company may receive additional notices for income and withholding tax deficiencies related to its 2005 and 2006 tax returns and cash payments made to the U.S. parent company from June 2005 to December 2007, for the same issues noted by the Argentine tax authority during their audit of the 2003 and 2004 tax returns. The Company may also be assessed additional penalties if the Company is unable to successfully defend its position. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained.  Accordingly, the Company has not recognized any additional tax liabilities in connection with this matter at March 31, 2008.

8.                                      Restructuring charges

In 2007 the LECG Board of Directors approved a series of actions (“value recovery plan”) intended to increase profitability and stockholder value. This value recovery plan included (i) expert headcount reduction, based on an analysis of practice group and individual expert contribution margins, staff leverage, and the Company’s strategic direction, (ii) increased controls over general and administrative expenditures, including office closures, (iii) more stringent acquisition evaluation, and (iv) professional staff and administrative staff headcount reductions through both attrition and involuntary terminations.

In connection with this value recovery plan, the Company terminated 21experts and closed two offices in the first quarter of 2007. The Company recognized restructuring charges totaling $1.6 million which are reflected in cost of services in the condensed consolidated statement of income for the quarter ended March 31, 2007. The first quarter of 2007 restructuring charges were comprised of (i) one-time termination benefits of $258,000, (ii) the write-off of $936,000 of unamortized signing bonuses, and (iii) the write-off of $444,000 of expert advances paid in excess of expert fees earned. There were no costs associated with the offices closures as the closures coincided with the expiration of the respective lease terms.

Restructuring liability activity for the three months ended March 31, 2008 was as follows (in thousands):

	One-time termination benefits	Lease termination costs	Total
Liability at December 31, 2007	$436	$1,037	$1,473
Cash payments	(300)	(134)	(434)
Liability at March 31, 2008	$136	$903	$1,039

9.                                      Discontinued operations

On December 31, 2007, the Company completed the sale of its wholly-owned subsidiary, Silicon Valley Expert Witness Group, Inc. (“SVEWG”) for $7.0 million to a privately held company owned by the former majority shareholder of SVEWG, as disclosed in the Notes to Consolidated Financial Statements  included in the Annual Report on Form 10-K for 2007. The following table shows selected financial data of SVEWG included in income from operations of discontinued subsidiary for the period presented (in thousands):

Quarter ended March 31, 2007
Revenues	$2,718
Income from discontinued operations before income taxes	$258
Income tax provision	105
Income from discontinued operations, net of income taxes	$153

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Quarterly Report on Form 10-Q contain statements concerning our future business, operating results and financial condition, and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expression, which  are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon the current expectations of our management as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from these forward-looking statements and our expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) our dependence on key personnel, (3) our successful management and utilization of professional staff, (4) our dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) the cost and contribution of additional hires and acquisitions, (7) successful administration of our business and financial reporting capabilities, including maintaining effective internal control over financial reporting, (8) potential professional liability, (9) intense competition, (10) risks inherent in international operations, and (11) risks inherent in successfully transitioning and managing our restructured business. Further information on these and other potential risk factors that could affect our financial results are described in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Overview

We provide expert services through our highly credentialed experts and professional staff, whose skills and qualifications provide us the opportunity to address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial situations. We conduct economic, financial, accounting and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include electronic discovery, forensic accounting, data collection, econometric modeling and other types of statistical analyses, report preparation and oral presentation at depositions. Our experts are renowned academics, former senior government officials, experienced industry leaders, technical analysts and seasoned consultants. Our clients include Fortune Global 500 corporations, major law firms, and local, state and federal governments and agencies in the United States and other countries throughout the world.

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

On September 29, 2000, 35 of our experts, including four of our founding experts, with equity sponsorship led by a private equity group, executed a management buyout of substantially all of the assets and certain of the liabilities of LECG, Inc. for a purchase price of approximately $44.3 million. On November 13, 2003 we completed our initial public offering in which we issued 8,625,000 shares of our Common Stock at $17.00 per share and received net proceeds of $134.1 million. The entity that operated our business from September 2000 until the completion of the initial public offering was LECG, LLC, a limited liability company and wholly owned subsidiary of LECG Holding Company, LLC. Following completion of our initial public offering, the sole shareholder of LECG Holding Company, LLC was LECG Corporation.

Acquisitions

Since August 2003, we have acquired 12 businesses. Most of our acquisition agreements require us to make performance-based purchase price payments annually or at other intervals if specified performance targets are achieved during specified measurement periods. These performance-based payments are recorded as additional purchase price and goodwill at the end of each specified measurement period. The results of operations of the acquired businesses are included in our operating results from the date of acquisition. Total goodwill related to these acquisitions (net of Silicon Valley Expert Witness Group, which we sold on December 31, 2007, as discussed below), including performance-based purchase price payments made or accrued through March 31, 2008, was $106.8 million.

Certain business developments in 2007

In February 2007, our Board of Directors approved an action program intended to increase our profitability and stockholder value. This value recovery plan includes (i) expert headcount reduction, based on analysis of practice group and individual expert contribution margins, staff leverage, and our strategic direction, (ii) increased controls over general and administrative expenditures, including office closures, (iii) more stringent acquisition evaluation criteria, and (iv) professional staff and administrative staff headcount reductions through both attrition and involuntary terminations. The actions taken to date associated with the value recovery plan have improved our professional staff utilization, infrastructure and management disciplines, and we anticipate that these results will allow higher levels of profitability as we expand the business.

In connection with our value recovery plan, we terminated 61experts, 60 professional staff and seven administrative staff during 2007, including 14 experts, four professional staff and three administrative staff in the fourth quarter of 2007. We also closed seven offices and a computer facility during the same period (three of which were closed in the fourth quarter of 2007). As a result of these actions, we estimate that we will benefit from annualized savings of approximately $12.0 million in salary and benefit costs that would have been included in “Cost of services.” We also estimate that we will benefit from annualized savings of $1.3 million in salary and benefit costs and $1.0 million in rent expense that would have been included in “General and administrative expenses.”

In connection with the terminations and office closures described above, we recognized restructuring charges totaling $10.7 million which are reflected in our consolidated statement of income for 2007 as follows: $8.2 million in “Cost of services” and $2.5 million in “General and administrative expenses.” The 2007 restructuring charges of $10.7 million were comprised of:

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

Further information regarding our restructuring charges is included in Note 15, “Restructuring charges” in Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for 2007.

On December 31, 2007, as part of our value recovery plan and our efforts to focus our practice area offerings, we disposed of our wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. (“SVEWG”) and recognized a loss on disposal of $2.2 million. We have presented SVEWG as a discontinued operation for all periods presented, consistent with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”). The results of operations, net of taxes, and the carrying value of the assets and liabilities of SVEWG are reflected in the accompanying consolidated financial statements as discontinued operations, and assets of discontinued operations and liabilities of discontinued operations, respectively. All prior periods were reclassified to conform to this presentation. These reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

Further financial information regarding discontinued operations is included in Note 5, “Discontinued Operations” in Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for 2007, and Note 9, “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Recent developments

In February 2008 the Argentine tax authority (“AFIP”) completed their audit of the 2003 and 2004 tax returns of our branch office, LECG Buenos Aires’ (“LECG BA”), and issued a notice to disallow certain deductions claimed for those years and to impose a withholding tax on certain payments made by LECG BA to LECG LLC, its direct U.S. parent company.  In response to this notice, we elected to pay the Argentine government $1.5 million for potential tax deficiencies and $1.0 million for potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We received a second notice of potential withholding tax deficiencies in April 2008, related to May 2005 cash payments by LECG BA to the U.S. parent company, and we elected to pay the Argentine government $500,000 for potential withholding tax deficiencies and $300,000 for potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court.

Further, in April 2008 we were notified that the AFIP has begun tax penalty procedures relating to the amounts due (and paid) related to the 2003 and 2004 tax return audits. A defense to such penalties will be filed by LECG BA within the statutory time limits.  Following the submission of a defense, the AFIP will issue a ruling in which it will either confirm the penalty or reject it.  If the penalty is confirmed, LECG BA has the right to bring an appeal in Tax Court.  No payment is required prior to disposition of the appeal, and the exact amount of the penalties cannot be determined at this time.

Amounts paid in connection with these potential income and withholding tax deficiencies would qualify for a foreign tax credit on our U.S. tax return and would result in a deferred tax asset on our balance sheet, the realization of which would be dependant upon the ability to utilize the foreign tax credit within the 10-year expiration period. We may receive additional notices for income and withholding tax deficiencies related to the 2005 and 2006 tax returns of LECG BA and cash payments to its U.S. parent company from June 2005 to December 2007, for the same issues noted by the Argentine tax authority during their audit of the 2003 and 2004 returns. We may also be assessed additional penalties if we are unable to successfully defend our position.

2008 Expert and professional staff headcount

The following table summarizes the change in the number of experts and professional staff since March 31, 2007 and December 31, 2007.

	March 31,	December 31,	March 31,	Change since December 31, 2007		Change since March 31, 2007
	2008	2007	2007	Number	%	Number	%
Experts	313	308	349	5	2%	(36)	-10%
Professional staff	485	523	624	(38)	-7%	(139)	-22%
Billable headcount	798	831	973	(33)	-4%	(175)	-18%

The 2008 increase in expert headcount is comprised of (i) an increase of ten experts due to ongoing recruiting activities, net of attrition, partially offset by (ii) five experts terminated in connection with the sale of the Dallas Claims Group on March 31, 2008.  The 2008 decrease in professional staff headcount is comprised of (i) a decrease of 30 professional staff due to attrition, net of ongoing recruitment efforts, and (ii) eight professional staff terminated in connection with the sale of the Dallas Claims Group on March 31, 2008.

The decrease in expert headcount from March 31, 2007 to March 31, 2008 is comprised of (i) five experts terminated in connection with the sale of the Dallas Claims Group on March 31, 2008, (ii) 40 experts terminated in connection with our 2007 value recovery plan, (iii) a decrease of one expert resulting from the sale of Sillicon Valley Expert Witness Group, Inc. in December 2007, and (iv) an increase of ten experts due to ongoing recruiting activities, net of attrition. The decrease in professional staff headcount from March 31, 2007 to March 31, 2008 is comprised of (i) eight professional staff terminated in connection with the sale of the Dallas Claims Group on March 31, 2008 and (ii) 131 professional staff terminated in connection with our 2007 value recovery plan and attrition, net of ongoing recruitment activities.

The retention of key experts and the recruitment and hiring of additional experts and professional staff, both through direct hiring and through acquisitions, contributes to the success of our business. Our retention and hiring strategy is designed to promote our competitive advantage, to deepen our existing service offerings and to enter into new service areas when strategic opportunities arise. In connection with our retention and hiring efforts in the quarters ended March 31, 2008 and 2007, we paid signing, retention and performance bonuses of $6.3 million and $11.1 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuse expense was $4.1 million and $2.8 million in the quarters ended March 31, 2008 and 2007, respectively.

Operations

We derive our revenue primarily from professional service fees that are billed at hourly rates on a time and expense basis. Revenue related to these services is recognized when the earnings process is complete and collection is reasonably assured.

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

Revenues are recognized net of amounts estimated to be unrealizable based on several factors, including the historical percentage of write-offs due to fee adjustments for both unbilled and billed receivables. We estimated the following amounts to be unrealizable, and accordingly, revenues recognized have been reduced by these amounts (dollars in thousands):

	Quarter ended March 31,
	2008	2007
Estimate of unrealizable revenue	$3,814	$4,395
Percent of revenue recognized	4.2%	4.7%

Cost of services is comprised of:

•                                          salary, bonuses, employer taxes and benefits of all professional staff and salaried experts;

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

•                                          costs that are reimbursable by clients, including travel, document reproduction and subscription data services; and

•                                          amortization of signing, retention and performance bonuses that are subject to vesting over time.

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their own billings, ranging from 30% to 100%, and averaging approximately 70% of their individual billings on particular projects in the quarter ended March 31, 2008. Such experts are paid when we have received payment from our clients. We refer to these experts as “at-risk” experts. Some of our experts are compensated based on a percentage of performance targets, such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated on a salary plus performance-based bonus model. We provide advance payments, or draws to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts’ compensation. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. If an expert’s earnings do not exceed their guaranteed draws within a reasonable period of time, we recognize an estimate of the compensation expense we will ultimately incur.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin generated by our professional staff. The number and the skill levels of the professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and the utilization of our professional staff. As an inducement to encourage experts to utilize our professional staff, “at-risk” experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. In the quarter ended March 31, 2008, these fees averaged 9.6% of professional staff revenues. Experts are required to use our professional staff unless the skills required to perform the work are not available through this pool. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is deferred until a future date. Signing bonuses are recognized when the payment is made or the obligation to pay such bonus is incurred, and are generally recoverable from the employee if he or she were to voluntarily terminate or be terminated for cause prior to a specified date. Signing bonuses are generally amortized over the period for which they are recoverable from the individual expert, up to a maximum period of seven years. We have also paid or are obligated to pay to certain experts performance bonuses that are subject to recovery of unearned amounts if the expert were to voluntarily terminate, or be terminated for cause, or fail to meet certain performance criteria prior to a specified date. Like signing bonuses, performance bonuses are generally amortized over the period for which they are recoverable from the individual expert, up to a maximum period of seven years, and we recognize such performance bonuses at the time we determine it is more likely than not that the performance criteria will be met. Retention of key experts sometimes involves the payment of cash retention bonuses. Retention bonuses are recognized on the execution date of the retention agreement, and are recoverable from the employee if he or she were to voluntarily leave us or to be terminated for cause prior to a specified date. Retention bonuses are generally amortized over the lesser of the period for which they are recoverable from the individual expert or seven years.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue includes all amounts earned that are billed or billable to clients, including reimbursable expenses, and are reduced for amounts related to work performed that are estimated to be unrealizable. Expert revenues consist of revenues generated by experts who are our employees as well as revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

Revenues primarily arise from time and material contracts, which are recognized in the period in which the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, and we have received payment for the services performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Fixed price contracts revenues are not a material component of total revenues.

We recognize revenue net of an estimate for amounts that will not be collected from the client due to fee adjustments. This estimate is based on several factors, including our historical percentage of fee adjustments, and review of unbilled and billed receivables. These estimates are reviewed by management on a regular basis.

Equity-based compensation

Stock-based compensation arrangements covered by SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) currently include stock option grants and restricted stock awards under our 2003 Stock Option Plan and purchases of common stock by our employees at a discount to the market price under our Employee Stock Purchase Plan (“ESPP”). Under SFAS No. 123R, the value of the portion of the option or award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in our Consolidated Statements of Operations. Stock-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

Prior to January 1, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under the provisions of APB No. 25, no compensation expense was recognized with respect to employee purchases of our common stock under the ESPP or when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Effective January 1, 2006, we adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123R using the modified prospective method of transition. Under the modified prospective method of transition, we were not required to restate our prior period financial statements to reflect expensing of stock-based compensation under SFAS No. 123R.

We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant (“grant date fair value”), and we expense this value ratably over the service period of the option or performance period of the restricted stock award. Expense amounts are allocated among cost of revenue and general and administrative expenses based on the function of the employee receiving the grant. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of our stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

Income taxes

Effective January 1, 2007, we adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Our management assessed that we had no significant unrecognized tax benefits as of March 31, 2008. Consequently no additional tax liabilities have been recorded as of March 31, 2008.

Our annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modification of the effective tax rate. We estimate our 2008 annual effective income tax rate to be 40.6%.

Goodwill and other intangible assets

Goodwill relates to our business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable.

For purposes of testing goodwill for impairment, we determined that we have one reporting unit based on the similarity of operations throughout our individual offices. Our business acquisitions have been integrated within the structure of the organization and all the individual offices share similar economic characteristics and do not represent separate reporting units. We assess for goodwill impairment annually on October 1, and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If we determine that the carrying value of goodwill may not be recoverable, then we will assess impairment based on a projection of discounted future cash flows or some other basis such as our quoted market price, and measure the amount of impairment based on fair value. At October 1, 2007, we concluded that there was no impairment to our goodwill.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-compete agreements and trade processes, and are amortized over six months to 20 years.

We assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying value of an intangible asset may not be recoverable, then we will assess impairment based on a projection of discounted future cash flows. At March 31, 2008, we concluded that there was no impairment in our intangible assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2008 compared to quarter ended March 31, 2007

Revenue

Revenue for the first quarter of 2008 decreased by $2.2 million, or 2.4%, to $90.5 million from $92.7 million in the same period of 2007. This decrease included a $1.0 million, or 1.1%, decrease in net fee-based revenues. The decrease in net fee-based revenues was the result of a 12% decrease in the number of expert and professional staff billable hours, largely offset by an increase in the average hourly billing rate.  Billable headcount decreased by 175, or 18%, from March 31, 2007 to March 31, 2008 due primarily to terminations in connection with our 2007 value recovery plan and voluntary attrition. The impact of the 18% decrease in billable headcount on billable hours was partially offset by higher professional staff utilization and more billable hours worked per expert.  Professional staff utilization increased by 310 basis points, or 4.5%, to 72.1% in the first quarter of 2008 from 69% in the same period of 2007.  The increase in the average hourly billing rate was caused by billing rate increases at the beginning of the year and an increase in the mix of expert versus professional staff billable hours.

Fee-based revenue in the first quarter of 2008 was reduced by $3.8 million, or 4.2% of reported revenue, which we considered unrealizable. This represents a decrease of $581,000 from the $4.4 million, or 4.7% of revenue, in the same period of 2007.  The overall decrease in the realization allowance was primarily due to the decrease in revenue as our allowance methodology is based in part on a percentage of revenue generated during the period.

Our organic growth rate, which we define as the increase in expert and professional staff revenue excluding a pro-rata portion of annual revenue recognized by acquired businesses in the 12-months prior to acquisition, was a decrease of 3% and increase of 7% for the quarters ended March 31, 2008 and 2007, respectively.  The decrease in the first quarter of 2008 was due primarily to the decrease in headcount and billable hours resulting from our 2007 recovery plan and voluntary attrition.

Reimbursable revenues decreased by $1.3 million, or 28.3%, to $3.3 million from $4.6 million in the first quarter of 2007 primarily due to lower out-of-pocket expenses for matters worked on during the first quarter of 2008 versus the same period in 2007.

Revenue from our international operations was $19.0 million in the first quarter of 2008, which represents 21% of total revenue as compared to 16% of total revenue in the first quarter of 2007. In the first quarter of 2008 our international operations revenue increased by $4.0 million, or 27% as compared to the same period in 2007, primarily due to increased business activity in Europe period over period.

Cost of services

Cost of services for the first quarter of 2008 decreased by $4.1 million, or 6%, to $60.5 million from $64.6 million for the first quarter of 2007. Our gross margin percentage was 33.2 % in the first quarter of 2008 as compared to 30.4% in the same period of 2007.  The increase over the prior period was primarily due to $1.6 million of restructuring charges recorded in the first quarter of 2007 in connection with our 2007 value recovery plan.

Expert and professional staff compensation and related costs, excluding restructuring charges, decreased by $2.8 million, or 5%. Contributing to the overall decrease in expert and professional staff compensation costs were decreased salary costs as a result of headcount terminations in connection with our 2007 value recovery plan and voluntary attrition.  Decreased compensation costs for salaried headcount were partially offset by increased compensation earned by at-risk experts and certain experts who are paid under a gross margin model.

Project origination fees paid to experts increased by $801,000, or 17%, due to a higher percentage of professional staff revenue sourced by “at-risk” experts versus sourced by experts on other compensation models in the first quarter of 2008 as compared to the first quarter of 2007.

Bonus compensation for salaried experts and professional staff increased $586,000, or 21%, to $3.4 million in the first quarter of 2008, from $2.9 million in the first quarter of 2007. The increase is due to higher performance-based bonus arrangements based on utilization targets for certain experts and related staff.

Amortization of signing, retention and performance bonuses increased by $1.2 million, or 22%, to $4.0 million from $2.8 million in the first quarter of 2007. The increase is primarily due to the capitalization and related amortization of $35.9 million of signing, retention and performance bonuses since March 31, 2007, including a $10.0 million retention bonus for Dr. David Teece, an expert and vice-chairman of our Board of Directors. Partially offsetting this increase was the write off of $3.7 million of unearned signing bonuses in connection with our 2007 value recovery plan, as well as the write-off of $2.1 million of unearned signing bonuses related to other previously terminated employees. We expect continued use of signing, retention and performance bonuses in the future in order to recruit and retain key experts.

Equity-based compensation expense decreased $178,000 primarily due to higher forfeitures resulting from employee terminations as well as the vesting of certain options granted prior to 2003.

Reimbursable costs decreased by $1.3 million or 28%, to $3.3 million primarily due to the decrease in reimbursable revenues.  We typically do not generate margin on revenue associated with reimbursable expenses.

Operating expenses

Total operating expenses in the first quarter of 2008 decreased $249,000, or 1.1%, to $22.8 million from $23.1 million for the same quarter of 2007.

Bonus compensation for management and administrative staff decreased by $442,000, or 56%, to $348,000 for the first quarter of 2008, from $790,000 for the first quarter of 2007, primarily due to the expiration of certain guaranteed bonus arrangements for executive officers, as well as lower bonuses for administrative staff.  General and administrative compensation costs, excluding bonus compensation, increased by $641,000 related to salary increases and the addition of four administrative staff since March 2007. The increase in our administrative staffing has resulted from our need to strengthen our administrative capabilities.

Amortization of intangible assets decreased by $360,000, primarily due to the full amortization during 2007 of certain intangible assets acquired in connection with the acquisitions of Mack Barclay and Neilson Elggren.  Partially offsetting this decrease was additional amortization expense related to the intangible assets acquired in connection with the March 2007 acquisition of Secura.

Outside services including legal, accounting and personnel service fees decreased $301,000 which includes decreases for human resource and other consulting services, and temporary staffing, offset by increases in legal fees.

Recruiting fees in connection with hiring experts and professional staff decreased by $240,000 in the first quarter of 2008 as compared to the first quarter of 2007, primarily due to decreased hiring activities in our ediscovery practice.  However, we anticipate we will continue to incur fees for recruiting as we continue to hire high-level experts and professional staff in practice areas identified as being consistent with our strategic plan.

Our facilities costs decreased $184,000 in connection with five office closures related to our 2007 value recovery plan. Our office count decreased from 34 offices at March 31, 2007 to 29 offices at March 31, 2008.

Marketing and related costs increased $340,000 due to conference costs and increased business development costs incurred to generate new business.

Other personnel costs increased by $123,000 primarily for office events.

We had a net increase in operating expenses of $154,000 related to miscellaneous expenses such as computer services and maintenance, communications, and travel related costs.

Interest and other expense ( income), net

Interest and other expense (income), net increased by $628,000 resulting in net expense of $474,000 in the first quarter of 2008 from net income of $154,000 in the first quarter of 2007. The increase was attributable to increased interest expense related to higher outstanding borrowing under our revolving credit facility, net mark-to-market losses on our deferred compensation plan assets and liabilities of $365,000, and lower interest income due to lower cash balances.

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our annual effective tax rate for 2008 will be 40.6%, which is a slight increase over the prior year effective tax rate of 40.5%. We have recognized income tax expense of $2.7 million for the first quarter of 2008. The $605,000 increase in the provision from the first quarter of 2007 to the first quarter of 2008 is due to increased income from continuing operations.

Discontinued operations

On December 31, 2007, we completed the sale of our wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. (“SVEWG”) for $7.0 million to a privately held company owned by the former majority shareholder of SVEWG, as disclosed in the Notes to Consolidated Financial Statements  included in the Annual Report on Form 10-K for 2007. The following table shows selected financial data of SVEWG included in income from operations of discontinued subsidiary for the period presented (in thousands):

Quarter ended March 31, 2007
Revenues	$2,718
Income from discontinued operations before income taxes	$258
Income tax provision	105
Income from discontinued operations, net of income taxes	$153

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $14.6 million in cash and cash equivalents, primarily held in money market accounts. Our primary financing need will continue to be the funding of growth in our operations, including our current operating lease commitments, performance bonuses, performance-based purchase price payments related to prior acquisitions, and to a lesser extent, funding retention and signing bonuses and strategic acquisitions. Important elements of our business include the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas. We expect to continue to recruit and hire top-level experts and talented professional staff in order to deepen our existing service offerings through a mix of individual hires, group hires and acquisitions.

Our current sources of liquidity are our cash on hand, cash generated by our operations, and our revolving credit facility, which expires December 2011 and provides for a current borrowing capacity of $100 million, of which $25 million can be used to secure letters of credit. The facility includes the option, subject to conditions, to increase the line to $200 million over the life of the facility. At March 31, 2008, we had $13.0 million in outstanding borrowings under our revolving credit facility, and we had outstanding letters of credit of $1.5 million.

Operating activities

Net cash used by operations in the quarter ended March 31, 2008 was $17.4 million, compared to $6.2 million used by operations in the quarter ended March 31, 2007. The increase in the cash used in operations over the prior period was primarily due to a $5.5 million increase in accounts receivables and a $5.1 million decrease in accrued compensation. Significant sources of cash provided by operations in the quarter ended March 31, 2008 were net income of $3.9 million, the add-back of $7.0 million of non-cash expenses.  Significant uses of cash in our operations in the quarter ended March 31, 2008 were: a $13.2 million increase in our accounts receivable, $6.3 million for signing, retention and performance bonuses paid during the quarter, a $4.4 million decrease in accrued compensation and a $3.1 million increase in other assets. The increase in other assets during the quarter is primarily related to the $2.5 million payment made to the Argentine tax authority, which was recorded as a non-current other receivable. See Note 7, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information related to this payment.

Signing, retention and performance bonuses are an integral part of our recruitment and retention effort, and amounts paid in future periods to recruit and retain top level talent could continue to be a significant use of our cash. Substantially all of the signing , retention and performance bonuses we issue have contractual vesting periods ranging from one to 15 years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient voluntary leaves or is terminated for cause prior to the end of the vesting period. However, the maximum vesting period for amortization purposes is seven years.

For the quarter ended March 31, 2007, significant sources of cash provided by operations were from net income of $3.3 million and the add-back of $7.7 million of non-cash expenses. Cash used in operations included an increase in accounts receivable of $7.8 million and payments of $11.1 million for signing bonuses in the quarter ended March 31, 2007.

Investing activities

Net cash used by investing activities was $3.0 million for the quarter ended March 31, 2008 as compared to $16.6 million for the quarter ended March 31, 2007. The $13.6 million decrease is primarily related to the decrease in business acquisition payments year over year as outlined in the table below (in thousands):

	Quarter ended March 31,
	2008	2007
Payment in connection with acquisitions (net of cash acquired and including transaction costs):
Secura	$—	$9,117
Other (1)	—	54

Performance based payments:
EA	—	1,863
CFES	515	—
LRTS	—	847
WAG	—	1,227
Cook	—	243
Neilson Elggren	1,509	1,184
Lancaster	240	372
Total performance based payments	2,264	5,736
Total acquisition related payments	$2,264	$14,907

(1)  Finalization of transaction costs incurred.

Financing activities

Net cash provided by financing activities for the quarter ended March 31, 2008 was $13.0 million, consisting primarily of $19.0 million of borrowings under our revolving line of credit offset by repayments of $6.0 million.

Net cash provided by financing activities for the quarter ended March 31, 2007 was $7.7 million, consisting primarily of $5.0 million of borrowings under our revolving line of credit, $1.7 million of proceeds from the exercise of options and $1.1 million of tax benefit from option exercises and equity compensation plans.

Commitments Related to Acquisitions and Certain Experts

We have made commitments in connection with certain expert agreements and our business acquisitions that will require us to make additional payments and bonus compensation payments if specified performance targets are achieved. In connection with the hiring of certain experts in March 2004, we paid performance and retention bonuses totaling $5.5 million in April 2008, and, if specified performance targets are achieved prior to March 2011, we will make additional performance bonus payments of up to $2.5 million. The bonus payments totaling $2.5 million are subject to amortization from the time the bonus is earned through March 2011, and the remaining bonus payments totaling $3.0 million are subject to amortization from the time the bonus is earned through March 2014. In connection with the hiring of certain experts in August 2006, if specified performance targets are achieved by December 2011, we will make performance bonus payments of up to $6.0 million. All such performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

The following table summarizes commitments in connection with our acquisitions as of March 31, 2008 (in thousands):

		Accrued
		purchase	Potential	Date
		price	remaining	of final
	Acquisition	payable at	purchase	potential
	Date	3/31/2008 (1)	price (2)	payment (3)

Secura	Mar-07	—	2,500	Dec-10
Mack Barclay	May-06	334	6,621	Jul-11
Lancaster	Dec-05	—	738	Mar-10
Neilson Elggren	Nov-05	—	2,506	Oct-10
Bates	Aug-05	—	4,950	Sep-11
Cook	Mar-05	174	600	Mar-09
EA	Mar-04	—	2,000	Mar-09
LRTS	Mar-04	—	848	Apr-09
Total		$508	$20,763

(1)                                  Included in “Payable for business acquisitions” on the condensed consolidated balance sheet.

(2)                                  Represents additional purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

(3)                                  Represents final date of any potential performance based payment.

Revolving credit facility

As of March 31, 2008, our revolving credit facility provides for current borrowings up to $100 million, of which $25 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the facility to $200 million over the life of the facility, which expires in December 2011. The facility also requires annual commitment fees on the unused portion of the facility of 0.10%-0.20% based on total debt to EBITDA ratio. As of March 31, 2008, we had $13.0 million in outstanding borrowings under the facility, and we had $1.5 million in letters of credit. The interest rate in effect for facility at March 31, 2008 was 5.25%. The borrowing arrangements contains non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period. We were in compliance with these covenants as of March 31, 2008.

Future needs

We believe funds generated by our operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Cash payments for signing, retention and performance bonuses and past business acquisitions could materially affect our anticipated cash needs, as we anticipate continuing to use signing, retention and performance bonuses to recruit and retain high level expert talent, and to achieve performance targets contained in our business acquisition agreements. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term, however there can be no assurance that inflation will not have an adverse effect on our financial results and position in the future. Foreign currency exchange rates in countries where we have operations have not had a significant impact on our operating results or financial position to date. However there can be no assurance that factors affecting exchange rates in these countries will not have an adverse effect on our financial results and position in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Cash investment policy

Our cash investment guidelines are consistent with the objectives of ensuring the preservation, liquidity and safety of funds invested.  Eligible investments include money market accounts, U.S. Treasuries, U.S. Agency securities, commercial paper, municipal bonds, AAA rated asset-backed securities, certificates of deposit and agency backed mortgage securities. We seek the highest quality credit rating available for each type of security used for investment purposes. Maturities are not to exceed 18 months.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of March 31, 2008, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have operations in Argentina, Australia, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation gain of approximately $481,000 in the quarter ended March 31, 2008. Our realized foreign transaction gains and losses were immaterial in the quarter ended March 31, 2008.

At March 31, 2008, we had U.S. dollar equivalents of approximately (i) $6.8 million in net assets with a Canadian Dollar functional currency, (ii) $8.9 million in net assets with a Euro functional currency, (iii) $2.7 million in net assets with a Argentine peso functional currency, (iv) $2.7 million in net liabilities with a United Kingdom pound sterling functional currency, and (v) $564,000 in net assets with a New Zealand dollar functional currency.

If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended, as of the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Quarterly evaluation of changes in internal controls over financial reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management has concluded that there was no such change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is likely to materially affect, our internal control over financial reporting and disclosure controls and procedures.

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

In August 2004, we served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. We have filed an answer to the complaint denying the substantive allegations of the complaint. Expert discovery in the case has been completed and the parties have completed briefing and the hearing on our summary judgment motion; the parties are awaiting ruling on the motion for summary judgment. We are not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

On September 29, 2000, we executed an Asset Purchase Agreement (the “Agreement”) with Navigant Consulting, Inc. (“Navigant”). Navigant claims we are contingently liable for certain additional purchase price amounts. The contingent amounts were measured at September 29, 2001 and equaled the excess of $5,000,000 over the sum of (i) certain Excluded Expert Fees as defined and (ii) the aggregate of each individual value amount assigned to specific LECG personnel, to the extent such individuals who did not have an employment, consulting, contracting or other relationship us, left the Company before September 29, 2001. Based on the actual number of such individuals who did not have such a relationship us on September 29, 2001, we believe that Navigant’s assertion is without merit. Amounts paid, if any, would increase the purchase price and result in additional goodwill.

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

ITEM 1A. RISK FACTORS

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

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 15% and 17% of our revenues in the first quarter of 2008 and in 2007, respectively. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results. In addition, if we are unable to retain groups of experts and their staff associated with an acquisition, this could materially harm our business and financial results.

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

We began the execution of a value recovery plan in March 2007 in an effort to improve the profit contribution of our experts and professional staff, and ultimately to improve our longer-term operating results. In connection with this plan, we incurred restructuring charges totaling $10.7 million during 2007, including one-time termination benefits, write-offs of unearned signing and performance bonuses and expert advances, and lease termination costs. In connection with this plan, the employment of some experts and professional staff with unique skills was terminated.  Other experts and employees have and may continue in the future to leave our company voluntarily due to the uncertainties associated with our business environment and their job security. In addition, we may lose revenue and we may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

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

As of March 31, 2008, our goodwill asset totaled $106.8 million, which represented approximately 29% of our total assets at that date. This goodwill asset is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at least annually and whenever significant changes in events or circumstances indicate that the carrying value may not be recoverable. In general, this means that we must determine whether the fair value of the goodwill is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to recognize the impairment of the excess goodwill as an operating expense. At October 1, 2007, we concluded that there was no impairment to our goodwill.

However, goodwill impairment analysis and measurement is a highly subjective process which requires significant judgment. A drop in our stock price and resulting market capitalization could result in a material impairment charge if we determined that the decline was other than temporary. We will continue to monitor our market capitalization for evidence of a permanent decline in the fair value of our net assets, including goodwill. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in a goodwill impairment and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

Our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of experts and by acquiring other expert services firms. However, we may be unable to identify, hire, acquire or successfully integrate new experts and consulting practices without substantial expense, delay or other operational or financial problems. And, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional experts or acquiring other expert services firms could also involve a number of additional risks, including:

•                  the diversion of management’s and key senior experts’ time, attention and resources, especially since key senior experts involved in the recruiting and acquisition process also provide consulting services that account for a significant amount of our revenues;

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area accounted for 20% of our billings in the first quarter of 2008 and in 2007. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 21% and 18% of our billings in the first quarter of 2008 and in 2007, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We provide our services primarily in connection with significant or complex decisions, disputes and regulatory proceedings that are often adversarial or involve sensitive client information. Our engagement by a given client may preclude us from accepting projects with that client’s competitors or adversaries because of conflicts of interest or other business reasons. As we increase the size of our operations, the number of conflict situations can be expected to increase. Moreover, in many industries in which we provide services, for example the petroleum and telecommunications industries, there has been a continuing trend toward business consolidations and strategic alliances, the impact of which is to reduce the number of companies that may seek our services and to increase the chances that we will be unable to accept new projects as a result of conflicts of interest. If we are unable to accept new assignments for any reason, our business may not grow and our professional staff may become underutilized, which would adversely affect our revenues and results of operations in future periods.

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

We currently have operations in Argentina, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States constituted 21% and 17% of our total revenues in the first quarter of 2008 and in 2007, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We recently received a notice from the Argentine tax authorities about a potential income and withholding tax deficiency totaling $3.3 million, including potential interest, related to the 2003 and 2004 tax returns and certain payments from LECG Buenos Aires to the U.S. parent company from 2003 to May 2005. We may receive additional notices for income and withholding deficiencies related to our 2005 and 2006 tax returns for the same issues noted by the Argentine tax authority during their audit of our 2003 and 2004 returns. We may also be subject to penalties if we are unsuccessful in defending our position. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. In addition to the tax dispute noted above, our international operations carry special financial and business risks, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1(a)*	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect
3.2*	Bylaws of LECG Corporation
3.4*	Articles of Organization of LECG Holding Company, LLC, a California limited liability company, as currently in effect
3.6*	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
4.1*	Form of the Registrant’s Common Stock Certificate
10.48**	2003 Stock Option Plan as Amended and Restated as of February 6, 2008
10.49**	Form of Restricted Stock Unit Award Agreement
31.1**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal executive officer
31.2**	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934 for principal financial officer
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No.
333-108189), as amended.

**             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: May 9, 2008	/s/ Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven R. Fife
Chief Financial Officer
(Principal Financial Officer)