Form 10-Q
period 2008-06-30
LECG CORP
filed 2008-08-11
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 31, 2008, there were 25,554,228 shares of the registrant’s common stock outstanding.

LECG CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Fee-based revenues, net	$85,359	$87,822	$172,530	$175,999
Reimbursable revenues	3,720	4,758	7,051	9,325
Revenues	89,079	92,580	179,581	185,324
Direct costs	57,176	56,943	114,348	116,937
Reimbursable costs	3,700	4,718	7,011	9,305
Cost of services	60,876	61,661	121,359	126,242
Gross profit	28,203	30,919	58,222	59,082
Operating expenses:
General and administrative expenses	22,165	22,140	43,466	43,336
Depreciation and amortization	1,426	1,786	2,961	3,675
Operating income	4,612	6,993	11,795	12,071
Interest and other expense, net	217	370	691	216
Income from continuing operations before income taxes	4,395	6,623	11,104	11,855
Income tax provision	1,784	2,681	4,508	4,800
Income from continuing operations	2,611	3,942	6,596	7,055
Income from operations of discontinued subsidiary, net of income taxes	—	278	—	431
Net income	$2,611	$4,220	$6,596	$7,486

Basic earnings per share:
Income from continuing operations	$0.10	$0.16	$0.26	$0.28
Income from operations of discontinued subsidiary	—	0.01	—	0.02
Basic earnings per share	$0.10	$0.17	$0.26	$0.30

Diluted earnings per share:
Income from continuing operations	$0.10	$0.16	$0.26	$0.28
Income from operations of discontinued subsidiary	—	0.01	—	0.01
Diluted earnings per share	$0.10	$0.17	$0.26	$0.29

Shares used in calculating net income per share
Basic	25,307	25,111	25,303	24,860
Diluted	25,525	25,505	25,522	25,413

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$10,676	$21,602
Accounts receivable, net of allowance of $930 and $866	115,476	103,444
Prepaid expenses	6,444	6,156
Deferred tax assets, net	11,402	12,301
Signing, retention and performance bonuses - current portion	14,071	16,162
Income taxes receivable	3,475	2,674
Other current assets	2,666	2,310
Note receivable - current portion	504	490
Total current assets	164,714	165,139
Property and equipment, net	11,256	12,586
Goodwill	108,797	106,813
Other intangible assets, net	8,970	9,696
Signing, retention and performance bonuses - long-term	42,498	45,523
Deferred compensation plan assets	14,354	15,599
Note receivable - long-term	2,232	2,510
Other long-term assets	5,500	1,453
Total assets	$358,321	$359,319

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$51,341	$64,577
Accounts payable and other accrued liabilities	9,658	7,856
Borrowings under line of credit	4,000	—
Payable for business acquisitions	2,284	2,750
Deferred revenue	3,681	2,989
Total current liabilities	70,964	78,172
Deferred compensation plan obligations	12,214	15,133
Deferred tax liabilities	4,505	4,505
Deferred rent	7,408	7,718
Other long-term liabilities	302	301
Total liabilities	95,393	105,829

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,550,228 and 25,444,678 shares outstanding at June 30, 2008 and December 31, 2007, respectively	26	25
Additional paid-in capital	168,580	166,325
Accumulated other comprehensive income	3,057	2,471
Retained earnings	91,265	84,669
Total stockholders’ equity	262,928	253,490
Total liabilities and stockholders’ equity	$358,321	$359,319

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$6,596	$7,486
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	66	108
Depreciation and amortization of property and equipment	2,235	2,246
Amortization of intangible assets	726	1,440
Amortization of signing, retention and performance bonuses	8,270	5,899
Tax benefit from share-based compensation	—	48
Equity-based compensation	3,039	3,010
Non cash restructuring charges	—	2,433
Other	57	(34)
Changes in assets and liabilities:
Accounts receivable	(11,385)	(11,336)
Signing, retention and performance bonuses paid	(12,578)	(16,988)
Prepaid and other current assets	462	(2,085)
Accounts payable and other accrued liabilities	1,619	(141)
Income taxes	(918)	2,227
Accrued compensation	(4,824)	900
Deferred revenue	713	281
Deferred compensation plan assets, net of liabilities	(1,672)	209
Deferred rent	(430)	115
Other assets	(4,236)	379
Other liabilities	20	20
Net cash used in operating activities	(12,240)	(3,783)
Cash flows from investing activities
Business acquisitions, net of acquired cash and earn out payments	(2,436)	(15,481)
Purchase of property and equipment	(1,099)	(2,491)
Proceeds from note receivable	264	—
Other	8	36
Net cash used in investing activities	(3,263)	(17,936)
Cash flows from financing activities
Borrowings under revolving credit facility	37,000	10,000
Repayments under revolving credit facility	(33,000)	(8,000)
Proceeds from exercise of stock options	30	1,693
Tax benefit from share-based compensation	28	1,094
Proceeds from issuance of stock - employee stock purchase plan	66	110
Other	3	59
Net cash provided by financing activities	4,127	4,956
Effect of exchange rates on changes in cash	450	766
Decrease in cash and cash equivalents	(10,926)	(15,997)
Cash and cash equivalents, beginning of year	21,602	26,489
Cash and cash equivalents, end of period	$10,676	$10,492
Supplemental disclosure
Cash paid for interest	$276	$184
Cash paid for income taxes	$5,821	$1,725

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             Basis of presentation and operations

The accompanying condensed consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiaries (collectively, the “Company” or “LECG”).

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. The Company’s experts are comprised of employees of the Company as well as exclusive independent contractors. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 18 other offices across the country. The Company also has international offices in Argentina, Australia, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom.

The condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, the condensed consolidated balance sheet as of June 30, 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows. The December 31, 2007 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for 2007.

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

Recently issued accounting standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial and Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on its Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is still evaluating the impact of adoption on its consolidated financial statements.

2.             Earnings per share and share amounts

Basic earnings per share is computed by dividing the net income or loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares as determined by the treasury stock method are included in the diluted earnings per common share calculation to the extent these shares are dilutive. If the Company has a net loss for the period, common equivalent shares are excluded from the denominator because their effect on net loss would be antidilutive.

The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$2,611	$3,942	$6,596	$7,055
Income from operations of discontinued subsidiary	—	278	—	431
Net income	$2,611	$4,220	$6,596	$7,486

Weighted average shares outstanding:
Basic	25,307	25,111	25,303	24,986
Effect of dilutive stock options and unvested restricted stock	218	394	219	447
Diluted	25,525	$25,505	25,522	$25,433
Basic earnings per share:
Income from continuing operations	$0.10	$0.16	$0.26	$0.28
Income from operations of discontinued subsidiary	—	0.01	—	0.02
Basic earnings per share	$0.10	$0.17	$0.26	$0.30
Diluted earnings per share:
Earnings from continuing operations	$0.10	$0.16	$0.26	$0.28
Income from operations of discontinued subsidiary	—	0.01	—	0.01
Diluted earnings per share	$0.10	$0.17	$0.26	$0.29

Approximately 4.6 million and 4.2 million of anti-dilutive securities for the three months ended June 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share calculation. For the six months ended June 30, 2008 and 2007, approximately 4.4 million and 4.2 million of anti-dilutive securities, respectively, were excluded from the calculation of diluted earnings per share calculation.

3.             Equity-based compensation

The Company has a 2003 Stock Option Plan (the “Plan”), under which restricted stock, restricted stock units and stock options may be granted to employees, directors and consultants. During the six months ended June 30, 2008, share based awards included restricted stock unit grants of 1,170,128 shares and restricted stock awards of 92,000 shares. In general, these restricted stock and restricted stock units vest over three to seven years with a weighted average vesting period of 3.2 and 4.9 years, respectively, and are subject to the recipient’s continuing service to LECG. The cost of restricted stock and restricted stock units is determined using the fair value of the Company’s common stock on the date of grant. The weighted average grant date fair value for restricted stock and restricted stock units awarded during the six month period was $10.18 per share, resulting in a total value of $12.8 million, which will be expensed on a straight-line basis over the vesting period.

The following table summarizes equity-based compensation and its effect on net income and earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of services
Options	$467	$727	$946	$1,502
Restricted stock	543	101	763	203
Total cost of services	1,010	828	1,709	1,705
General and administrative
Options	611	601	1,275	1,263
Restricted stock	45	21	55	42
Total general and administrative	656	622	1,330	1,305
Equity-based compensation effect on income before income tax	1,666	1,450	3,039	3,010
Income tax benefit	(676)	(587)	(1,234)	(1,219)
Equity-based compensation effect on net income	$990	$863	$1,805	$1,791

Equity-based compensation effect on earnings per share:
Basic	$0.04	$0.03	$0.07	$0.07
Diluted	$0.04	$0.03	$0.07	$0.07

4.             Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$2,611	$4,220	$6,596	$7,486
Foreign currency translation gain	105	690	586	766
Comprehensive income	$2,716	$4,910	$7,182	$8,252

5.             Segment reporting

LECG has historically managed and reported internal financial information on a consolidated, office location, and individual expert/practice group profitability basis. The individual experts/practice groups and offices through which services were provided were considered components, rather than operating segments, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as these components of the business did not have a segment manager or a sufficient level of discrete financial information necessary to assess performance and/or determine resource allocations.

As of the second quarter of 2008, the Company reorganized its historical practice groups and individual experts into two operating segments: Economics Services and Finance and Accounting Services, and then further into 11 sectors. Each of the 11 sectors is considered a component, as they do not meet the SFAS No. 131 criteria necessary to be an operating segment. The Chief Operating Decision Maker of LECG (“CODM”) considers the key profit/loss measurement of the segments to be gross profit and gross margin. Segment managers, who are accountable directly to the Company’s CEO (who is the CODM), were assigned to each operating segment. Below is a description of the two operating segments and their components:

•      Economics Services segment is comprised of the global competition, labor and employment, regulated industries, and securities sectors.

•      Global competition—offers a complete range of services on antitrust matters, including mergers and acquisition, before courts and regulatory authorities around the world. The services involve the use of economic and statistical techniques to develop independent and objective analyses concerning issues related to merger reviews, monopolization claims, cartels, quantification of damages. Experts in this area frequently testify before courts and appear before competition authorities in many jurisdictions around the world.

•      Labor and employment—advises clients on a wide variety of issues by providing litigation support, independent expert testimony, and business advisory services, including issues of statistical liability in discrimination, wrongful termination, and wage and hour claims.

•      Regulated industries—provides expertise in a broad range of regulated industries, such as energy, environment and natural resources, telecommunications,  transportation and financial claims.

•      Securities— specializes in the study of capital markets.  These leading financial economists conduct independent analyses in disputes involving allegations of securities fraud, valuation of complex securities, and capital market transactions such as mergers and acquisitions.

•      Finance and Accounting Services segment is comprised of electronic discovery, financial services, forensic accounting, healthcare, higher education, intellectual property, and international finance and accounting services sectors.

•      Electronic discovery—provides direct collaboration with outside counsel, general counsel, corporate executives, bank examiners, bankruptcy trustees, forensic accountants, fraud examiners, and damages experts to deliver objective advice in all phases of the electronic discovery process, and provides global expert and professional crisis preparedness, investigation and response services.

•      Financial services—provides banking advisory services to leading financial service firms world wide, addressing regulatory compliances, tax, and dispute resolution, and provides representation before applicable regulatory authorities and assisting clients in regulatory compliance and SEC investigations and litigation.

•      Forensic accounting—provides a broad range of expertise in accounting, auditing, computer forensics, regulatory (Securities and Exchange Commission, or SEC), valuation, tax, and securities litigation, and offers a comprehensive mix of forensic accounting services, including internal investigations, fraud investigations, and when necessary, expert witness testimony.

•      Healthcare—provides analyses and insight to clients confronting the uncertain healthcare environment by advising clients in development of strategies, designing and understanding policies, and responding to legal and regulatory challenges, and offers a broad range of litigation support, management advisory, compliance, and expert testimony services.

•      Higher education—provides strategic advice and management consulting to companies, universities, governments, and non-profit organizations with a focus on research and development and higher education.

•      Intellectual property—provides expertise in areas such as capturing value from technological innovation and knowledge assets, estimating damages due to infringement or misappropriation, definition of markets and analyses of non-infringing alternatives, transfer pricing valuation studies, and valuation of businesses, opportunities, and intangible assets.

•      International finance and accounting services—provides extensive experience in all aspects of the international arbitration arena, identifying key issues, applying appropriate economic and financial theories, and using empirical techniques to develop independent and objective analyses and opinions.

The accounting policies of the two operating segments are the same as those described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for 2007. All segment revenues are generated from external customers and there are no intersegment revenues or expenses. The Company does not allocate general and administrative operating expenses to its two segments.

Historical segment revenues, costs of services and other operational data presented in the table below have been recast as if the current management and reporting structure had been in place since the beginning of each period presented. Since the Company historically measured its business performance at a consolidated entity level and made resource allocations differently under that structure, this recasting of historical segment information is not intended to represent the actual results, or predict future results, that would have been achieved if the Company’s business had been managed under the new structure since the beginning of each period presented.

Summarized financial information by segment for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except percentages):

	Three months ended June 30,
	2008			2007
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$37,688	$47,671	$85,359	$38,540	$49,282	$87,822
Reimbursable revenues	1,781	1,939	3,720	1,462	3,296	4,758
Revenues	39,469	49,610	89,079	40,002	52,578	92,580

Direct costs	24,485	32,691	57,176	25,316	31,627	56,943
Reimbursable costs	1,856	1,844	3,700	1,394	3,324	4,718
Cost of services	26,341	34,535	60,876	26,710	34,951	61,661

Gross profit	$13,128	$15,075	28,203	$13,292	$17,627	30,919
Gross margin	33.3%	30.4%	31.7%	33.2%	33.5%	33.4%
Charges not allocated at the segment level:
General and administrative expenses			22,165			22,140
Depreciation and amortization			1,426			1,786
Interest and other expense, net			217			370
Income from continuing operations before income taxes			$4,395			$6,623

	Six months ended June 30,
	2008			2007
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$77,622	$94,908	$172,530	$75,157	$100,842	$175,999
Reimbursable revenues	2,813	4,238	7,051	2,912	6,413	9,325
Revenues	80,435	99,146	179,581	78,069	107,255	185,324

Direct costs	51,032	63,316	114,348	50,679	66,258	116,937
Reimbursable costs	2,873	4,138	7,011	2,866	6,439	9,305
Cost of services	53,905	67,454	121,359	53,545	72,697	126,242

Gross profit	$26,530	$31,692	58,222	$24,524	$34,558	59,082
Gross margin	33.0%	32.0%	32.4%	31.4%	32.2%	31.9%
Charges not allocated at the segment level:
General and administrative expenses			43,466			43,336
Depreciation and amortization			2,961			3,675
Interest and other expense, net			691			216
Income from continuing operations before income taxes			$11,104			$11,855

While the Company does not record assets at the segment level, accounts receivable reserves and signing, retention and performance bonus amortization are included in the direct costs of each segment. As such, accounts receivable and signing, retention and performance bonus assets are reflected in segment assets in the table below. Goodwill is not used by management in assessing segment performance, but is assigned to each segment for impairment testing purposes only. As such, the goodwill assigned to each segment is reflected in unallocated assets in the table below. See Note 6 for a discussion of goodwill assignment and reporting unit determination. The following table presents total assets by segment and reconciles these segment assets to total Company assets (in thousands):

	June 30,	December 31,
	2008	2007
Economics	$78,912	$75,263
Finance and Accounting	92,673	87,901
Unallocated assets	186,736	196,155
Total assets	$358,321	$359,319

No single client generated greater than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2008 and 2007. Revenues attributable to geographic location are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
United States	$67,848	$77,460	$139,341	$155,222
All foreign countries	21,231	15,120	40,240	30,102
Total revenues	$89,079	$92,580	$179,581	$185,324

At June 30, 2008 and 2007, no single client’s total receivables balance represented greater than 10% of the Company’s total receivables balance. Long-lived assets attributable to geographic location are as follows (in thousands):

	June 30,	December 31,
	2008	2007
United States	$176,823	$181,536
All foreign countries	16,784	12,644
Total long-lived assets	$193,607	$194,180

6.             Goodwill

Goodwill relates to the Company’s historical business acquisitions, reflecting the excess of purchase price over the fair value of identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at the reporting unit level at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. The Company’s annual impairment test is performed as of October 1st each year.

Factors that the Company considers important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results, significant negative industry or economic trends and permanent declines in its stock price and related market capitalization. If the Company determines that the carrying value of goodwill may not be recoverable, it will then assess impairment based on a projection of discounted future cash flows of each reporting unit, or some other fair value measurement such as the quoted market price of its stock and the resulting market capitalization, and measure the amount of impairment based on the difference between its carrying value and fair value. Further, goodwill impairment analysis and measurement is a highly subjective process which requires significant management judgment. A drop in its stock price and resulting decrease in its market capitalization could result in a material impairment charge if the Company determined that the decline in its stock price was other than temporary. At June 30, 2008 the Company concluded that its goodwill asset was not impaired. `The Company will continue to monitor its market capitalization for evidence of a permanent decline in the fair value of its net assets, including goodwill. The Company cannot be certain that a future downturn in its business, changes in market conditions or a longer-term decline in the quoted market price of its stock will not result in an impairment charge or charges in future periods, which could adversely affect the Company’s results of operations for those periods.

As described in Note 5, the Company reorganized its internal management and reporting structure during the second quarter of 2008. In conjunction with this organizational change, the Company reassessed its previously identified reporting unit (a single unit at the enterprise level) under SFAS No. 142 and determined that for goodwill impairment testing purposes, the Company’s 11 components meet the aggregation criteria outlined in paragraph 30 of SFAS No. 142 necessary to be aggregated into two reporting units. These two reporting units correspond to LECG’s two operating segments: Economics Services, and Finance and Accounting Services. For impairment testing purposes, the goodwill balance of $108.8 million at June 30, 2008 was re-assigned to the two new reporting units, based on their relative fair values as determined by a discounted cash flow analysis. Based on this analysis, approximately $50 million of goodwill was assigned to the Economics Services reporting unit, and approximately $59 million of goodwill was assigned to the Finance and Accounting Services reporting unit. Determining the fair value of each reporting unit is a highly subjective process requiring significant management judgment, and reliance upon a number of qualitative and quantitative factors and estimates, including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these qualitative and quantitative factors, estimates and judgments in applying them to the determination of relative fair value for each reporting unit. Actual future results or changes to these qualitative factors, estimates and judgments could result in impairment to one or both of our reporting units in a future period.

The changes in the carrying amount of consolidated goodwill during the period are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Balance at beginning of year	$106,813	$94,030
Goodwill recorded in connection with business acquisitions	—	7,151
Additional purchase price payments subsequently recorded for business acquisitions (1)	1,984	5,837
Other (2)	—	(205)
Balance at end of period	$108,797	$106,813

(1)	Primarily consists of additional purchase price earned by sellers subsequent to the business acquisition, as specified performance targets and conditions were met.

(2)	Represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

7.             Borrowing arrangements

As of June 30, 2008, the Company’s revolving credit facility provides for maximum borrowings of $100 million, of which $25 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the facility to $200 million over the life of the facility, which expires in December 2011. The facility also requires the Company to pay for annual commitment fees on the unused portion of the facility of 0.10%-0.20% based on total debt to EBITDA ratio. As of June 30, 2008, the Company had $4.0 million in outstanding borrowings under the facility and had $1.6 million in outstanding letters of credit. The interest rate in effect for the facility at June 30, 2008 was 5.00%. The borrowing arrangement contains non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period. The Company was in compliance with these covenants as of June 30, 2008.

8.             Accrued compensation

Accrued compensation consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
Expert compensation	$24,273	$23,671
Finders fees	11,881	15,793
Expert bonuses payable	5,181	6,636
Other payroll liabilities	3,788	1,559
Vacation payable	2,940	2,699
Professional staff compensation	1,771	2,165
Signing, retention and performance bonuses payable	788	9,550
Administrative staff compensation	719	2,504
Total accrued compensation	$51,341	$64,577

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

On September 29, 2000, the Company executed an Asset Purchase Agreement (the “Agreement”) with Navigant Consulting, Inc. (“Navigant”). Navigant claims that the Company is contingently liable for certain additional purchase price amounts. The contingent amounts were measured at September 29, 2001 and equaled the excess of $5.0 million over the sum of (i) certain Excluded Expert Fees as defined and (ii) the aggregate of each individual value amount assigned to specific LECG personnel, to the extent such individuals who did not have an employment, consulting, contracting or other relationship with the Company, left the Company before September 29, 2001. Based on the actual number of such individuals who did not have such a relationship with the Company on September 29, 2001, management believes that Navigant’s assertion is without merit. Amounts paid, if any, would increase the purchase price and result in additional goodwill.

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

Business acquisitions and certain expert hires

The Company has made commitments in connection with its business acquisitions that will require the Company to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other interval. See Note 4 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2007 for a description of the commitments and contingencies related to the acquisitions of Secura, Mack Barclay, Lancaster, Neilson Elggren, Bates, Cook, EA, and LRTS.

The accrued purchase price payable, and the total potential remaining purchase price payment at June 30, 2008, and the date of any final potential payment by acquisition are as follows (in thousands):

		Accrued
		purchase	Potential	Date
		price	remaining	of final
	Acquisition	payable at	purchase	potential
	Date	6/30/2008 (1)	price (2)	payment (3)

Additional purchase price subsequently recorded for business acquisition:
Secura	Mar-07	$—	$2,500	Dec-10
Mack Barclay (4)	May-06	2,300	4,955	Jul-11
Lancaster	Dec-05	—	738	Mar-10
Neilson Elggren	Nov-05	—	2,506	Oct-10
Bates	Aug-05	—	4,950	Sep-11
Cook	Mar-05	—	600	Mar-09
EA	Mar-04	—	2,000	Mar-09
LRTS	Mar-04	(16)	859	Apr-09
Total performance-based additions		$2,284	$19,108

(1)	Included in “Payable for business acquisitions” on the condensed consolidated balance sheet.
(2)	Represents additional purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.
(3)	Represents final date of any potential performance based payment.
(4)	The Company paid the purchase price payable balance of $2.3 million to Mack Barclay in July 2008.

The Company has made commitments in connection with certain expert employment agreements that will require the Company to pay performance bonuses if specified performance targets are met over a number of years. Some of these performance bonus agreements include provisions such that unearned amounts are recoverable from the expert if he or she were to voluntarily leave the Company or be terminated for cause prior to a specified date. In connection with the hiring of certain experts and professional staff in March 2004, the Company paid performance and retention bonuses totaling $5.5 million through June 2008, and will pay additional performance bonuses of $2.5 million if specified performance targets are achieved prior to March 2011. The bonus payments totaling $2.5 million are subject to amortization from the time the bonus is earned through March 2011, and the remaining bonus payments totaling $3.0 million are subject to amortization from the time the bonus is earned through March 2014. In connection with the hiring of certain experts and professional staff in August 2006, the Company will pay performance bonuses of $6.0 million if specified performance targets are achieved by December 2011. All such performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

Tax contingencies

In February 2008, the Argentine tax authority (“AFIP”) completed their audit of the 2003 and 2004 tax returns of the Company’s branch office, LECG Buenos Aires’ (“LECG BA”), and issued a notice in which the AFIP disallowed deductions claimed for those years for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and imposed withholding taxes on certain payments for such services made by LECG BA to LECG LLC, its direct U.S. parent company. In response to this notice, the Company elected to pay the Argentine government $1.5 million for potential tax deficiencies and $1.0 million for potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company received a second notice of potential withholding tax deficiencies in April 2008, related to May 2005 payments by LECG BA to the U.S. parent company, and the Company elected to pay the Argentine government $0.5 million for potential withholding tax deficiencies and $0.3 million for potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court.

Further, in April 2008 the Company was notified that the AFIP had begun tax penalty procedures relating to the amounts due (and paid) related to the 2003 and 2004 tax return audits. A defense to such penalties was filed by LECG BA within the statutory time limits. The AFIP has not yet issued a ruling confirming or rejecting the penalty. If the penalty is confirmed, LECG BA has the right to bring an appeal in Tax Court. No payment is required prior to disposition of the appeal, and the exact amount of the penalties cannot be determined at this time.

Amounts paid in connection with these potential income and withholding tax deficiencies would qualify for a foreign tax credit on LECG’s U.S. tax return and would result in a deferred tax asset on LECG’s balance sheet, the realization of which would be dependant upon the ability to utilize the foreign tax credit within the 10-year expiration period. The Company may receive additional notices for income and withholding tax deficiencies related to its 2005 and 2006 tax returns and cash payments made to the U.S. parent company from June 2005 to December 2007, for the same issues noted by the Argentine tax authority during their audit of the 2003 and 2004 tax returns. The Company may also be assessed additional penalties if the Company is unable to successfully defend its position. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liabilities in connection with this matter at June 30, 2008.

10.          Restructuring charges

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

In the quarter ended June 30, 2007, the Company terminated 82 billable headcount and four administrative staff in connection with this value recovery plan.  Billable headcount terminations for Economics Services and Finance and Accounting Services segments were 16 and 66, respectively.  The Company also closed four offices during the same period.  The Company recognized restructuring charges totaling $2.3 million which are reflected in the condensed consolidated statement of income for the three months ended June 30, 2007 as follows: $1.4 million in “Direct costs” and $0.9 million in “General and administrative expenses.”  Restructuring charge of $2.3 million were comprised of (i) one-time termination benefits of $1.0 million, (ii) the write-off of $0.6 million of unamortized signing bonuses, (iii) the write-off of $0.4 million of expert advances paid in excess of expert fees earned, and (iv) $0.3 million of lease buyout and rent payments for office closures.

In the six months ended June 30, 2007 the Company terminated 103 billable headcount, and four administrative staff. Billable headcount terminations for Economics Services and Finance and Accounting Services segments were 18 and 85, respectively. The Company also closed five offices during the same period. The Company recognized restructuring charges totaling $4.0 million which are reflected in the condensed consolidated statement of income for the six months ended June 30, 2007 as follows: $3.1 million in “Direct costs” and $0.9 million in “General and administrative expenses.” The six months of 2007 restructuring charges of $4.0 million were comprised of (i) one-time termination benefits of $1.2 million, (ii) the write-off of $1.6 million of unamortized signing bonuses, (iii) the write-off of $0.9 million of expert advances paid in excess of expert fees earned, and (iv) $0.3 million of lease buyout and rent payments for office closure costs.

Restructuring liability activity for the period ended June 30, 2008 is as follows (in thousands):

	One-time	Lease
	termination	termination
	benefits	costs	Total
Liability at December 31, 2007	$436	$1,037	$1,473
Cash payments	(436)	(279)	(715)
Liability at June 30, 2008	$—	$758	758

11.          Discontinued operations

On December 31, 2007, the Company completed the sale of its wholly-owned subsidiary, Silicon Valley Expert Witness Group, Inc. (“SVEWG”) for $7.0 million to a privately held company owned by the former majority shareholder of SVEWG, as disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for 2007. The following table shows selected financial data of SVEWG included in income from operations of discontinued subsidiary for the periods presented (in thousands):

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Revenues	$2,743	$5,461
Income from operations of discontinued
subsidiary before income taxes	$469	$728
Income tax provision	191	297
Income from operations of discontinued subsidiary, net of income taxes	$278	$431

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Quarterly Report on Form 10-Q contain statements concerning our future business, operating results and financial condition, and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions, which are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon the current expectations of our management as of the date of this Report. Events in the future that may cause actual results to differ materially from these forward-looking statements and our expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) our dependence on key personnel, (3) our successful management and utilization of professional staff, (4) our dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) the cost and contribution of additional hires and acquisitions, (7) successful administration of our business and financial reporting capabilities, including maintaining effective internal control over financial reporting, (8) potential professional liability, (9) intense competition, (10) risks inherent in international operations, and (11) risks inherent in successfully transitioning and managing our restructured business. Further information on these and other potential risk factors that could affect our financial results are described in our periodic filings with the Securities and Exchange Commission, including those set forth in this Report under Item 1A. “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

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

Segments

We have historically managed and reported internal financial information on a consolidated, office location, and individual expert/practice group profitability basis. The individual experts/practice groups and offices through which services were provided were considered components, rather than operating segments, under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), as these components of the business did not have a segment manager or the discrete financial information necessary to assess performance and/or determine resources allocations.

As of the second quarter of 2008, we reorganized our historical practice groups and individual experts into two operating segments: Economics Services, and Finance and Accounting Services, and then further into 11 sectors. Each of the 11 sectors is considered a component, as they do not meet the SFAS No. 131 criteria necessary to be an operating segment. The Chief Operating Decision Maker of LECG (“CODM”) considers the key profit/loss measurement of the segments to be gross profit and gross margin. Segment managers who are accountable directly to our CEO (who is the CODM) were assigned to each operating segment. Below is a description of the two operating segments and their components:

•                  Economics Services segment is comprised of global competition, labor and employment, regulated industries, and securities sectors.

•      Global competition—offers a complete range of services on antitrust matters, including mergers and acquisition, before courts and regulatory authorities around the world. The services involve the use of economic and statistical techniques to develop independent and objective analyses concerning issues related to merger reviews, monopolization claims, cartels, quantification of damages. Experts in this area frequently testify before courts and appear before competition authorities in many jurisdictions around the world.

•                  Labor and employment—advises clients on a wide variety of issues by providing litigation support, independent expert testimony, and business advisory services, including issues of statistical liability in discrimination, wrongful termination, and wage and hour claims.

•      Regulated industries—provides expertise in a broad range of regulated industries, such as energy, environment and natural resources, telecommunications,  transportation and financial claims.

•      Securities— specializes in the study of capital markets.  These leading financial economists conduct independent analyses in disputes involving allegations of securities fraud, valuation of complex securities, and capital market transactions such as mergers and acquisitions.

•                  Finance and Accounting Services segment is comprised of electronic discovery, financial services, forensic accounting, healthcare, higher education, intellectual property, and international finance and accounting services sectors.

•                  Electronic discovery—provides direct collaboration with outside counsel, general counsel, corporate executives, bank examiners, bankruptcy trustees, forensic accountants, fraud examiners, and damages experts to deliver objective advice in all phases of the electronic discovery process, and provides global expert and professional crisis preparedness, investigation and response services.

•                  Financial services—provides banking advisory services to leading financial service firms world wide, addressing regulatory compliance, tax, and dispute resolution, and provides representation before applicable regulatory authorities and assists clients in regulatory compliance and SEC investigations and litigation.

•                  Forensic accounting—provides a broad range of expertise in accounting, auditing, computer forensics, regulatory (Securities and Exchange Commission, or SEC), valuation, tax, and securities litigation, and offers a comprehensive mix of forensic accounting services, including internal investigations, fraud investigations, and when necessary, expert witness testimony.

•                  Healthcare—provides analyses and insight to clients confronting the uncertain healthcare environment by advising clients in the development of strategies, designing and understanding policies, and responding to legal and regulatory challenges, and offers a broad range of litigation support, management advisory, compliance, and expert testimony services.

•                  Higher education—provides strategic advice and management consulting to companies, universities, governments, and non-profit organizations with a focus on research and development and higher education.

•                  Intellectual property—provides expertise in areas such as capturing value from technological innovation and knowledge assets, estimating damages due to infringement or misappropriation, definition of markets and analyses of non-infringing alternatives, transfer pricing valuation studies, and valuation of businesses, opportunities, and intangible assets.

•                  International finance and accounting services—provides extensive experience in all aspects of the international arbitration arena, identifying key issues, applying appropriate economic and financial theories, and using empirical techniques to develop independent and objective analyses and opinions.

We present and discussed information about our internal management and reporting reorganization in the Results of Operations section and other parts of this Management’s Discussion and Analysis. Our historical revenues, costs of services and other operational data have been recast by segment as if our current management and reporting structure had been in place since the beginning of each period presented. Since we have historically measured our business performance at a consolidated entity level, and we made resource allocation decisions differently under that structure, this recasting of historical segment information is not intended to represent the actual results that would have been achieved if our business had been managed under the new structure since the beginning of each period presented.

Recent developments

In February 2008 the Argentine tax authority (“AFIP”) completed their audit of the 2003 and 2004 tax returns of our branch office, LECG Buenos Aires’ (“LECG BA”), and issued a notice to disallow certain deductions claimed for those years and to impose a withholding tax on certain payments made by LECG BA to LECG LLC, its direct U.S. parent company. In response to this notice, we elected to pay the Argentine government $1.5 million for potential tax deficiencies and $1.0 million for potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We received a second notice of potential withholding tax deficiencies in April 2008, related to May 2005 cash payments by LECG BA to the U.S. parent company, and we elected to pay the Argentine government $0.5 million for potential withholding tax deficiencies and $0.3 million for potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court.

Further, in April 2008 we were notified that the AFIP had begun tax penalty procedures relating to the amounts due (and paid) related to the 2003 and 2004 tax return audits. A defense to such penalties was filed by LECG BA within the statutory time limits. The AFIP has not yet issued a ruling confirming or rejecting the penalty. If the penalty is confirmed, LECG BA has the right to bring an appeal in Tax Court. No payment is required prior to disposition of the appeal, and the exact amount of the penalties cannot be determined at this time.

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

2007 Value recovery plan

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

In connection with our value recovery plan, we terminated 121 billable headcount and seven administrative staff during 2007, and 39 billable headcount in 2008 which included 20 and 140 billable headcount in the Economics Services and Finance and Accounting Services segments, respectively. We also closed seven offices and a computer facility during the same period.

In connection with the terminations and office closures described above, we recognized restructuring charges totaling $10.7 million which are reflected in our consolidated statement of income for 2007 as follows: $8.2 million in “Direct costs” and $2.5 million in “General and administrative expenses.” The 2007 restructuring charges of $10.7 million were comprised of:

(i)             one-time termination benefits of $1.7 million,

(ii)          the write-off of $3.7 million of unearned signing and performance bonuses,

(iii)       the write-off of $3.8 million of expert advances paid in excess of expert fees earned,

(iv)      $1.4 million of lease buyout and rent payments for office closures and other cash charges, and

(v)         another $0.1 million of associated office closure and stock compensation costs.

Items (ii), (iii), and (v) totaling $7.6 million are non-cash charges.

Further information regarding our restructuring charges is included in Note 15, “Restructuring charges” in Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for 2007, and Note 10, “Restructuring charges” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

On December 31, 2007, as part of our value recovery plan and our efforts to focus our practice area offerings, we disposed of our wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. (“SVEWG”) and recognized a loss on disposal of $2.2 million. We have presented SVEWG as a discontinued operation for all periods presented, consistent with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”). The results of operations, net of taxes, and the carrying value of the assets and liabilities of SVEWG are reflected in the accompanying consolidated financial statements as discontinued operations, and assets of discontinued operations and liabilities of discontinued operations, respectively. All prior periods were reclassified to conform to this presentation. These reclassifications of the prior period consolidated financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

Further financial information regarding discontinued operations is included in Note 5, “Discontinued operations” in Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for 2007, and Note 11, “Discontinued operations” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Acquisitions

Since August 2003, we have acquired 12 businesses. Most of our acquisition agreements require us to make performance-based purchase price payments annually or at other intervals if specified performance targets are achieved during specified measurement periods. These performance-based payments are recorded as additional purchase price and goodwill at the end of each specified measurement period. The results of operations of the acquired businesses are included in our operating results from the date of acquisition. Total goodwill related to these acquisitions (net of Silicon Valley Expert Witness Group, which we sold on December 31, 2007, as discussed below), including performance-based purchase price payments made or accrued through June 30, 2008, was $108.8 million.

2008 Billable headcount

The following table summarizes the change in the period end billable headcount since June 30, 2007 and December 31, 2007.

				Change since		Change since
	June 30,	December 31,	June 30,	December 31, 2007		June 30, 2007
	2008	2007	2007	Number	%	Number	%

Economics Services	298	308	307	-10	-3.2%	-9	-2.9%
Finance and Accounting Services	470	521	587	-51	-9.8%	-117	-19.9%
Consolidated	768	829	894	-61	-7.4%	-126	-14.1%

The 2008 decrease in consolidated billable headcount is primarily due to 39 terminations in connection with our 2007 recovery plan and 22 in connection with attrition, net of ongoing recruitment efforts.

The decrease in billable headcount from June 30, 2007 to June 30, 2008 is primarily due to the attrition of 69 billable headcount, net of ongoing recruiting activities and 57 billable headcount terminated in connection with our 2007 value recovery plan.

The retention of key experts and the recruitment and hiring of additional experts and professional staff, both through direct hiring and through acquisitions, contributes to the success of our business. Our retention and hiring strategy is designed to promote our competitive advantage, to deepen our existing service offerings and to enter into new service areas when strategic opportunities arise. In connection with our retention and hiring efforts in the six months ended June 30, 2008 and 2007, we paid signing, retention and performance bonuses of $12.6 million and $17.0 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense was $8.3 million and $5.9 million in the six months ended June 30, 2008 and 2007, respectively.

Operations

Revenues

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

Fee-based revenues, net are comprised of:

•                                          fees for the services of our professional staff and subcontractors;

•                                          fees for the services of our experts; and

•                                          realization allowance.

Reimbursable revenues are comprised of amounts we charge for services provided by others, and costs that are reimbursable by clients, including travel, document reproduction, subscription data services and other costs.

Cost of services

Direct costs are comprised of:

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

•                                          equity-based compensation; and

•                                          restructuring charges.

Reimbursable costs are costs incurred for services provided by others, and costs that are reimbursable by clients, including travel, document reproduction and subscription data services.

Hourly fees charged by the professional staff that supports our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their own billings, ranging from 30% to 100%, and averaging approximately 71% of their individual billings in the six months ended June 30, 2008. The majority of our experts are paid when we have received payment from our clients. We refer to these experts as “at-risk” experts. Some of our experts are compensated based on a percentage of performance targets, such as revenue or gross margin associated with engagements generated by those experts or group of experts. Experts not on either of these compensation models are compensated on a salary plus performance-based bonus model. We provide advance payments, or draws to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts’ compensation. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. If an expert’s earnings do not exceed their guaranteed draws within a reasonable period of time, we recognize an estimate of the compensation expense we will ultimately incur.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin generated by our professional staff. The number and the skill levels of the professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and the utilization of our professional staff. As an inducement to encourage experts to utilize our professional staff, “at-risk” experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. In the quarter ended June 30, 2008, these fees averaged 12.2% of professional staff revenues. Experts are required to use our professional staff unless the skills required to perform the work are not available through this pool. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

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

Income taxes

Effective January 1, 2007, we adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Our management assessed that we had no significant unrecognized tax benefits as of June 30, 2008. Consequently no additional tax liabilities have been recorded as of June 30, 2008.

Our annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modification of the effective tax rate. We estimate our 2008 annual effective income tax rate to be 40.6%.

Goodwill and other intangible assets

Goodwill relates to our historical business acquisitions, reflecting the excess of purchase price over the fair value of identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at the reporting unit level at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Our annual impairment test is performed as of October 1st each year. As of June 30, 2008, our goodwill assets totaled $108.8 million, which represented approximately 30% of our total assets at that date. We are required to test goodwill for impairment at the reporting unit level, which in general, means that we must determine whether the fair value of the goodwill asset assigned to each reporting unit is at least equal to its recorded value shown on our balance sheet. If the fair value of a reporting unit’s goodwill is less than its recorded value, we are required to recognize the impairment of the excess goodwill as an operating expense.

Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results, significant negative industry or economic trends and permanent declines in our stock price and related market capitalization. If we determine that the carrying value of goodwill may not be recoverable, we will then assess impairment based on a projection of discounted future cash flows of each reporting unit, or some other fair value measurement such as the quoted market price of our stock and the resulting market capitalization, and measure the amount of impairment based on the difference between its carrying value and fair value. Further, goodwill impairment analysis and measurement is a highly subjective process which requires significant judgment. A drop in our stock price and resulting decrease in our market capitalization, could result in a material impairment charge if we determined that the decline in our stock price was other than temporary. At June 30, 2008, we concluded that our goodwill asset was not impaired. We will continue to monitor our market capitalization for evidence of a permanent decline in the fair value of our net assets, including goodwill. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

As disclosed in Note 5, in Notes to Condensed Consolidated Financial Statements in this Form 10-Q, we reorganized our internal management and reporting structure during the second quarter of 2008. In conjunction with this organizational change, we reassessed our previously identified reporting unit (a single unit at the enterprise level) under SFAS No. 142 and determined that for goodwill impairment testing purposes, the 11 components of our business meet the criteria outlined in paragraph 30 of SFAS No. 142 necessary to be aggregated into two reporting units. These two reporting units correspond to our two operating segments: Economics Services and Finance and Accounting Services. For impairment testing purposes, our goodwill balance of $108.8 million at June 30,

2008 was re-assigned to the new reporting units based on their relative fair values as determined by a discounted cash flow analysis.  Based on this analysis, we assigned approximately $50 million of goodwill to the Economics Services reporting unit and approximately $59 million of goodwill to the Finance and Accounting Services reporting unit. Determining the relative fair value of the new reporting units and any future fair value analysis is a highly subjective process requiring significant management judgment and reliance upon a number of qualitative and quantitative factors, and estimates including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these qualitative factors, estimates and judgments in applying them to the determination of each reporting unit relative fair value. Actual future results or changes to these qualitative and quantitative factors, estimates and judgments could result in impairment to one or both of our reporting units in a future period.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-compete agreements and trade processes, and are amortized over six months to 20 years.

RESULTS OF OPERATIONS

As previously discussed, our historical practice groups and individual experts were reorganized into two operating segments during the second quarter of 2008. These two segments are referred to as Economics Services and Finance and Accounting Services. The Chief Operating Decision Maker considers the key profit/loss measurement of the segments to be gross profit and gross margin.  As such, only revenue, costs of services and gross margin are presented and discussed at the segment level. Further, we have presented and discussed information about our internal management and reporting reorganization in Results of Operations section and other parts of this Management’s Discussion and Analysis. Historical segment revenue, costs of services and other operational data have been recast as if the current management and reporting structure had been in place since the beginning of each period presented.  Since we have historically measured our business performance at a consolidated entity level and made resource allocation decisions differently under that structure, the recasting, of historical segment information throughout this Management’s Discussion and Analysis is not intended to represent the actual results that would have been achieved if our business had been managed under the new structure since the beginning of each period presented, or to predict future results.

Three and six months ended June 30, 2008 and 2007

The following table sets forth the amounts and the percentage of revenues represented by certain line items in our statement of operations for the three and six months ended June 30, 2008 and 2007, respectively.

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	($ in thousands)

Fee-based revenues, net	$85,359	95.8%	$87,822	94.9%	$172,530	96.1%	$175,999	95.0%
Reimbursable revenues	3,720	4.2%	4,758	5.1%	7,051	3.9%	9,325	5.0%
Revenues	89,079	100.0%	92,580	100.0%	179,581	100.0%	185,324	100.0%
Direct costs (1)	57,176	64.2%	56,943	61.5%	114,348	63.7%	116,937	63.1%
Reimbursable costs	3,700	4.2%	4,718	5.1%	7,011	3.9%	9,305	5.0%
Cost of Services	60,876	68.3%	61,661	66.6%	121,359	67.6%	126,242	68.1%
Gross profit	28,203	31.7%	30,919	33.4%	58,222	32.4%	59,082	31.9%
Operating expenses:
General and administrative expenses (2)	22,165	24.9%	22,140	23.9%	43,466	24.2%	43,336	23.4%
Depreciation and amortization	1,426	1.6%	1,786	1.9%	2,961	1.6%	3,675	2.0%
Operating income	4,612	5.2%	6,993	7.6%	11,795	6.6%	12,071	6.5%
Interest and other expense, net	217	0.2%	370	0.4%	691	0.4%	216	0.1%
Income from continuing operations before income taxes	4,395	4.9%	6,623	7.2%	11,104	6.2%	11,855	6.4%
Income tax provision	1,784	2.0%	2,681	2.9%	4,508	2.5%	4,800	2.6%
Income from continuing operations	2,611	2.9%	3,942	4.3%	6,596	3.7%	7,055	3.8%
Income from operations of discontinued subsidiary, net of income taxes	—	0.0%	278	0.3%	—	0.0%	431	0.2%
Net income	$2,611	2.9%	$4,220	4.6%	$6,596	3.7%	$7,486	4.0%

(1)          Includes $1.4 million and $3.1 million of restructuring charges in connection with our 2007 value recovery plan in the three and six months ended June 30, 2007, respectively.

(2)          Includes $0.9 million of restructuring charges in connection with our 2007 value recovery plan in the three and six months ended June 30, 2007, respectively.

Revenues and cost of services

The following table sets forth the consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for LECG for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands, except rate amounts)

Fee-based revenues, net	$85,359	$87,822	$(2,463)	-2.8%	$172,530	$175,999	$(3,469)	-2.0%
Reimbursable revenues	3,720	4,758	(1,038)	-21.8%	7,051	9,325	(2,274)	-24.4%
Revenues	89,079	92,580	(3,501)	-3.8%	179,581	185,324	(5,743)	-3.1%
Direct costs (1)	57,176	56,943	233	0.4%	114,348	116,937	(2,589)	-2.2%
Reimbursable costs	3,700	4,718	(1,018)	-21.6%	7,011	9,305	(2,294)	-24.7%
Cost of Services	60,876	61,661	(785)	-1.3%	121,359	126,242	(4,883)	-3.9%
Gross profit	$28,203	$30,919	$(2,716)	-8.8%	$58,222	$59,082	$(860)	-1.5%
Gross margin	31.7%	33.4%	-1.7%		32.4%	31.9%	0.5%

Billable headcount, period average	771	930	-159	-17.1%	787	960	-173	-18.0%
Average billable rate	$343	$306	$37	12.1%	$340	$303	$37	12.2%
Jr./Sr. staff utilization	76.1%	70.1%	6.0%		74.0%	69.6%	4.4%

Estimate of unrealizable revenue	$4,292	$3,979	$313	7.9%	$8,106	$8,372	$(266)	-3.2%
% of fee-based revenue recognized	4.8%	4.3%	0.5%		4.5%	4.5%	0.0%

(1)          Includes $1.4 million and $3.1 million of restructuring charges in connection with our 2007 recovery plan in the three and six months ended June 30, 2007, respectively.

Revenues

The decrease in fee-based revenues, net for the three months ended June 30, 2008 was primarily the result of a 17.1% decrease in average billable headcount, largely offset by a 12.1% increase in the average billable rate and a 6.0% increase in junior and senior staff utilization.  Average billable headcount decreased by 159 from the second quarter of 2007 to the second quarter of 2008 due primarily to terminations in connection with our 2007 value recovery plan, and voluntary attrition. The increase in the average billable rate was due primarily to billing rate increases at the beginning of 2008 and changes in the mix of billable headcount.

The decrease in fee-based revenues, net for the six months ended June 30, 2008 was primarily the result of an 18.0% decrease in average billable headcount, largely offset by a 12.2% increase in the average billable rate and a 4.4% increase in junior and senior staff utilization.  Average billable headcount decreased by 173 from the six months ended June 30, 2007 to the six months ended June 30, 2008 due primarily to terminations in connection with our 2007 value recovery plan and voluntary attrition.  The increase in the average hourly billing rate was due to billing rate increases and changes in the mix of billable headcount.

The $0.3 million increase in our estimate of revenue which we considered unrealizable for the three months ended June 30, 2008 was due to an increase in our historical trailing 12 months write offs, partially offset by a decrease in gross revenue.  The $0.3 million decrease in our estimate of revenue which we considered unrealizable for the six months ended June 30, 2008 was caused primarily by a 2.0% decrease in gross revenue as our allowance methodology is based in part on a percentage of revenue generated during the period.

Our organic growth rate, which we define as the increase in expert and professional staff revenue excluding a pro-rata portion of annual revenue recognized by acquired businesses in the 12-months prior to acquisition, decreased 2.8% and 3.0% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.  These decreases were due primarily to a decrease in the average billable headcount for the two periods which resulted from terminations in connection with our 2007 recovery plan and voluntary attrition.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three months and six months ended June 30, 2008 versus the same periods in 2007.

Revenue from our international operations was $21.2 million in the three months ended June 30, 2008, which represents 24% of total revenue as compared to 16% of total revenue in the same period of 2007. In the three months ended June 30, 2008 our international operations revenue increased by $6.1 million, or 40% as compared to the same period in 2007, primarily due to increased business activity in Europe period over period.

Revenue from our international operations was $40.2 million in the six months ended June 30, 2008, which represents 22% of total revenue as compared to 16% of total revenue in the six months ended June 30, 2007. In the six months ended June 30, 2008 our international operations revenue increased by $10.1 million, or 34% as compared to the same period in 2007, primarily due to increased business activity in Europe period over period.

Cost of services

The increase in direct costs for the three months ended June 30, 2008 compared to the same period in 2007 resulted from (i) a $0.5 million increase in expert and professional staff compensation, and (ii) an increase in signing, retention and performance bonus amortization of $1.0 million, partially offset by (iii) a decrease in restructuring charges of $1.4 million related to the termination of 82 billable headcount in connection with our 2007 value recovery plan.  Increased compensation earned by at-risk and gross margin model experts and compensation costs for new hires was partially offset by decreased salary costs resulting from headcount terminations in connection with our 2007 value recovery plan and voluntary attrition. The increase in signing, retention and performance bonus amortization was due to the capitalization of $34.0 million of bonuses since June 30, 2007, including $19.8 million of retention bonuses paid to two experts, and the resulting additional amortization.

The decrease in direct costs for the six months ended June 30, 2008 compared to the same period in 2008 resulted from (i) a $1.7 million decrease in expert and professional staff compensation, (ii) a decrease in restructuring charges of $3.1 million related to the termination of 103 billable headcount in connection with our 2007 value recovery plan, partially offset by a $2.2 million increase in signing, retention and performance bonus amortization.   Decreased salary costs resulting from headcount terminations in connection with our 2007 value recovery plan and voluntary attrition were partially offset by increased compensation earned by at-risk experts and by certain experts on a gross margin model and compensation costs for new hires.  The increase in signing, retention and performance bonus amortization was due to the capitalization of $34.0 million of signing, retention and performance bonuses since June 30, 2007, including $19.8 million of retention bonuses paid to two experts, and the resulting additional amortization.

We granted approximately 1.2 million restricted stock units and/or shares to certain experts on May 15, 2008 under a new equity initiative implemented during the second quarter 2008.  In the three and six months ended June 30, 2008, equity compensation increases from the new grants were largely offset by reduced expense related to equity compensation grants that fully vested between June 30, 2007 and June 30, 2008.  Equity compensation costs are expected to increase by approximately $0.3 million in the third quarter of 2008 due to 90 days of compensation expense in the third quarter of 2008 versus 45 days in the second quarter of 2008, related to the second quarter 2008 restricted stock grants.

Reimbursable costs decreased primarily due to lower out-of-pocket expenses for matters worked on during the three and six months ended June 30, 2008 compared to the same periods in 2007.

Gross margin

The 1.7% decrease in our gross margin to 31.7% in the second quarter 2008 compared to 33.4% over the prior period was primarily due to a 2.8% decrease in fee-based revenues and a 0.4% increase in direct costs.  The increase in direct costs included a $1.2 million increase in signing, retention, and performance bonus amortization and equity-based compensation, and a $0.5 million increase in expert and professional staff compensation, offset by a $1.4 million decrease in restructuring charges in connection with our 2007 value recovery plan.

The 0.5% increase in our gross margin to 32.4% in the six months ended June 30, 2008 compared to 31.9% in the same period of 2007 was primarily due to a decrease in direct costs of 2.2% while there was a 2.0% decrease in fee-based revenues.  The decrease in direct costs included a $1.7 million decrease in expert and professional staff compensation, and a decrease in restructuring charges of $3.1 million, partially offset by a $2.2 million increase in signing, retention and performance bonus amortization.

Segment results

Economics Services

The following table sets forth the revenues, cost of services, gross profit and gross margins and certain operating metrics for our Economic Services segment for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$37,688	$38,540	$(852)	-2.2%	$77,622	$75,157	$2,465	3.3%
Reimbursable revenues	1,781	1,462	319	21.8%	2,813	2,912	(99)	-3.4%
Revenues	39,469	40,002	(533)	-1.3%	80,435	78,069	2,366	3.0%
Direct costs (1)	24,485	25,316	(831)	-3.3%	51,032	50,679	353	0.7%
Reimbursable costs	1,856	1,394	462	33.1%	2,873	2,866	7	0.2%
Cost of Services	26,341	26,710	(369)	-1.4%	53,905	53,545	360	0.7%
Gross profit	$13,128	$13,292	$(164)	-1.2%	$26,530	$24,524	$2,006	8.2%
Gross margin	33.3%	33.2%	0.1%		33.0%	31.4%	1.6%

Billable headcount, period average	301	312	-11	-3.5%	303	314	-11	-3.5%
Average billable rate	$369	$341	$28	8.2%	$368	$337	$31	9.2%
Jr./Sr. staff utilization	77.5%	77.2%	0.3%		77.5%	76.0%	1.5%

Estimate of unrealizable revenue	$1,610	$1,295	$315	24.3%	$3,676	$2,916	$760	26.1%
% of fee-based revenue recognized	4.1%	3.3%	0.8%		4.5%	3.7%	0.8%

(1)          Includes $0.2 million of restructuring charges in connection with our 2007 recovery plan in the three and six months ended June 30, 2007.

Revenues

The decrease in fee-based revenues, net for the three months ended June 30, 2008 compared to the same period in 2007 was primarily the result of a 3.5% decrease in the average billable headcount, partially offset by an 8.2% increase in the average billable rate.  Average billable headcount decreased by 11 for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 due primarily to the 2007 value recovery plan.  Professional staff utilization improved by 0.3%.  The increase in the average billable rate resulted from billing rate increases at the beginning of 2008 partially offset by an increase in the mix of professional staff versus expert billable hours.

The increase in fee-based revenues, net for the six months ended June 30, 2008 was the result of a 9.2% increase in the average billable rate and a 1.5% increase in professional staff utilization, partially offset by the decrease in average billable headcount. Average billable headcount decreased by 11 for the six months ended June 30, 2008, relative to June 30, 2007 due primarily to the 2007 value recovery plan.

The $0.3 million and $0.8 million increases in our estimate of revenue which we considered unrealizable for the three and six months ended June 30, 2008, respectively, was primarily due to an increase in our historical trailing 12 months write offs.  The increase for the six months ended June 30, 2008 was also impacted by a 4.1% increase in gross fee revenue.

Reimbursable revenues increased primarily due to higher out-of-pocket expenses for matters worked on during the three months ended June 30, 2008 compared to the same period in 2007.  Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the six months ended June 30, 2008 compared to the same period in 2007.

Cost of services

The decrease in direct costs in the three months ended June 30, 2008 compared to the same period in 2007 was driven by (i) a $1.2 million decrease in expert and professional staff compensation, and (ii) a $0.2 million decrease in restructuring charges related to the termination of 16 billable headcount in connection with our 2007 value recovery plan, partially offset by an increase in signing, retention and performance bonus amortization of $0.6 million.  The decrease in expert and professional staff compensation was primarily driven by lower billable headcount and lower compensation earned by at-risk experts.  The increase in signing, retention and performance bonus amortization was primarily due to the capitalization of signing, retention and performance bonuses paid since June 30, 2007, including a $10.0 million retention bonus paid to a key expert, and the resulting additional amortization.

The increase in direct costs for the six months ended June 30, 2008 compared to the same period in 2007 was driven by (i) a $1.5 million increase in signing, retention and performance bonus amortization, partially offset by (ii) a $0.7 million decrease in expert and professional staff compensation, (iii) a $0.2 million decrease in restructuring charges related to the termination of 18 billable headcount in connection with our 2007 value recovery plan, and (iv) a $0.2 million decrease in equity-based compensation.  The decrease in expert and professional staff compensation was primarily driven by lower billable headcount and lower compensation earned by at-risk experts. The increase in signing, retention and performance bonus amortization was primarily due to the capitalization of signing, retention and performance bonuses paid since June 30, 2007, including a $10.0 million retention bonus paid to a key expert, and the resulting additional amortization. The decrease in equity-based compensation expense was due to reduced expense related to equity compensation grants that fully-vested between June 30, 2007 and June 30, 2008, partially offset by expense associated with restricted stock grants made to certain experts on May 15, 2008 under a new equity initiative implemented during the second quarter 2008.

Reimbursable costs increased primarily due to higher out-of-pocket expenses for matters worked on during the three months ended June 30, 2008 compared to the same period in 2007.

Gross margin

A slight increase in the gross margin to 33.3% in the second quarter 2008 compared to 33.2% in the same period of 2007 was primarily due to a 3.3% decrease in direct costs offset by a 2.2% decrease in fee-based revenues.  The $0.8 million decrease in direct costs reflected a $1.2 million decrease in expert and professional staff compensation and, a $0.2 million decrease in restructuring charges, partially offset by a net increase of $0.6 million in signing, retention, and performance amortization and equity-based compensation.

The 1.6% increase in our gross margin to 33.0% in the six months ended June 30, 2008 compared to 31.4% in the same period of 2007 was primarily due to a 3.3% increase in fee-based revenues offset by an increase of 0.7% in direct costs.  The $0.4 million increase in direct costs reflected a $1.3 million net increase in signing, retention and performance bonus amortization and equity-based compensation, partially offset by a $0.7 million decrease in expert and professional staff compensation, and a decrease in restructuring charges of $0.2 million.

Finance and Accounting Services

The following table sets forth the revenues, cost of services, gross profit and gross margin and certain operating metrics for our Finance and Accounting Services segment for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands, except rate amounts)

Fee-based revenues, net	$47,671	$49,282	$(1,611)	-3.3%	$94,908	$100,842	$(5,934)	-5.9%
Reimbursable revenues	1,939	3,296	(1,357)	-41.2%	4,238	6,413	(2,175)	-33.9%
Revenues	49,610	52,578	(2,968)	-5.6%	99,146	107,255	(8,109)	-7.6%
Direct costs (1)	32,691	31,627	1,064	3.4%	63,316	66,258	(2,942)	-4.4%
Reimbursable costs	1,844	3,324	(1,480)	-44.5%	4,138	6,439	(2,301)	-35.7%
Cost of Services	34,535	34,951	(416)	-1.2%	67,454	72,697	(5,243)	-7.2%
Gross profit	$15,075	$17,627	$(2,552)	-14.5%	$31,692	$34,558	$(2,866)	-8.3%
Gross margin	30.4%	33.5%	-3.1%		32.0%	32.2%	-0.2%

Billable headcount, period average	470	618	-148	-23.9%	484	646	-162	-25.1%
Average billable rate	$324	$282	$42	14.9%	$320	$281	$39	13.9%
Jr./Sr. staff utilization	75.1%	66.6%	8.5%		71.7%	66.5%	5.2%

Estimate of unrealizable revenue	$2,682	$2,684	$(2)	-0.1%	$4,430	$5,456	$(1,026)	-18.8%
% of fee-based revenue recognized	5.3%	5.2%	0.1%		4.5%	5.1%	-0.6%

(1)          Includes $1.2 million and $2.9 million of restructuring charges in connection with the 2007 recovery plan during  the three and six months ended June 30, 2007, respectively.

Revenues

The decrease in fee-based revenues, net for the three months ended June 30, 2008 compared to the same period in 2007 was primarily the result of a 23.9% decrease in the average billable headcount, offset by a 14.9% increase in the average billable rate and a 8.5% increase in professional staff utilization.  Average billable headcount decreased by 148 for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 due primarily to terminations in connection with the 2007 recovery plan and voluntary attrition. The increase in the average billable rate was caused by billing rate increases at the beginning of 2008 and an increase in expert versus professional staff billable hours.

The decrease in fee-based revenues, net for the six months ended June 30, 2008 compared to the same period in 2007 was primarily the result of a 25.1% decrease in the average billable headcount, partially offset by a 13.9% increase in the average billable rate and a 5.2% increase in professional staff utilization.  Average billable headcount decreased by 162 for the six months ended June 30, 2008 to June 30, 2007 due primarily to terminations in connection with the 2007 recovery plan and voluntary attrition.  The increase in the average billable rate was caused by billing rate increases at the beginning of 2008 and an increase in expert versus professional staff billable hours.

The $1.0 million decrease in our estimate of revenue which we considered unrealizable for the six months ended June 30, 2008 was primarily due to a decrease in our historical trailing 12 months write offs and a 6.5% decrease in gross fee-based revenue.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three and six months ended June 30, 2008.

Cost of services

The increase in direct costs for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to (i) a $1.7 million increase in expert and professional staff compensation, (ii) a $0.4 million increase in signing, retention and performance bonus amortization, and (iii) a $0.2 million increase in equity-based compensation, partially offset by (iv) a $1.2 million decrease in restructuring charges related to the termination of 66 billable headcount in connection with our 2007 value recovery plan.  The increase in expert and professional staff compensation was due to increased compensation earned by at-risk experts and certain gross margin model experts, higher compensation for salaried experts and professional staff due to higher performance-based arrangements based on utilization targets, partially offset by decreased salary costs related to terminations in connection with our 2007 value recovery plan and voluntary attrition.  The increase in signing, retention and performance bonus amortization was primarily due to the capitalization of bonuses recognized since June 30, 2007, including a $9.8 million retention bonus to a key expert, and the resulting additional amortization   The increase in equity-based compensation expense is due to expense associated with restricted stock grants made to certain experts on May 15, 2008 under a new equity initiative implemented during the second quarter 2008, as well as other grants made since June 30, 2007.

The decrease in direct costs for the six months ended June 30, 2008 compared to the same period in 2007 was due to (i) a $2.9 million decrease in restructuring charges related to the termination of 82 billable headcount in connection with our 2007 value recovery plan, (ii) a $1.0 million decrease in expert and professional staff compensation, partially offset by (iii) a $0.7 million increase in signing, retention and performance bonus amortization, and (iv) a $0.3 million increase in equity-based compensation.  The decrease in expert and professional staff compensation is due to decreased salary costs as a result of headcount terminations in connection with our 2007 value recovery plan and voluntary attrition, partially offset by increased compensation earned by at-risk experts and certain gross margin model experts and an increase in compensation for salaried and professional staff due to higher performance-based arrangements based on utilization targets.  The increase in signing, retention and performance bonus amortization is primarily due to the capitalization of bonuses recognized since June 30, 2007, including a $9.8 million retention bonus paid to one expert, and the resulting additional amortization.  The increase in equity-based compensation expense is due to expense associated with restricted stock grants made to certain experts on May 15, 2008 under a new equity initiative implemented during the second quarter 2008, as well as other grants made since June 30, 2007.

Reimbursable costs decreased primarily due to lower out-of-pocket expenses for matters worked on during the three and six months ended June 30, 2008.

Gross margin

The 3.1% decrease in the gross margin to 30.4% in the three months ended June 30, 2008 from 33.5% in the same period of 2007 is primarily due to a 3.3% decrease in fee-based revenues, net and a 3.4% increase in direct costs.  The $1.1 million increase in direct costs includes a $1.7 million increase in expert and professional staff compensation, a $0.6 million increase in signing, retention and performance bonus amortization and equity-based compensation, partially offset by a decrease in restructuring charges of $1.2 million.

The 0.2% decrease in the gross margin to 32.0% in the six months ended June 30, 2008 from 32.2% in the same period of 2007 is primarily due to a 5.9% decrease in fee-based revenues, net partially offset by a 4.4% decrease in direct costs.  The $2.9 million decrease in direct costs includes a $2.9 million decrease in restructuring charges, a $1.0 million decrease in expert and professional staff compensation, partially offset by a $1.0 million increase in signing, retention and performance bonus amortization and equity-based compensation.

Operating expenses

The following table sets forth our operating expenses for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands)
General and administrative expenses	$22,165	$22,140	$25	0.1%	$43,466	$43,336	$130	0.3%
Depreciation and amortization	1,426	1,786	(360)	-20.2%	2,961	3,675	(714)	-19.4%
Total operating expenses	$23,591	$23,926	$(335)	-1.4%	$46,427	$47,011	$(584)	-1.2%

General and administrative expenses were flat in the three months ended June 30, 2008 compared to the same period in 2007. However, recruiting fees in connection with hiring experts and professional staff increased period over period by $1.1 million. We anticipate incurring additional fees for recruiting as we hire experts and professional staff in practice areas consistent with our strategic plan. Offsetting the increase in recruiting costs were decreases in administrative compensation, marketing related costs, miscellaneous expense and occupancy costs.  Occupancy costs decreased by $0.1 million in connection with three office closures related to our 2007 value recovery plan.  Our office count decreased from 33 offices at June 30, 2007 to 30 offices at June 30, 2008. General and administrative expenses in the three month period ended June 30, 2008 included $0.9 million of restructuring charges in connection with our 2007 value recovery plan.

General and administrative expenses were generally flat for the six months ended June 30, 2008 compared to the same period in 2007. Recruiting fees increased by $0.8 million primarily due to increased hiring activities over 2007. Marketing and related costs increased $0.6 million, primarily due to increased events and conferences costs, and  business development costs incurred to generate new business, public relations and branding initiatives designed to increase the awareness of the LECG brand,  partially offset by decreases in website development and advertising costs. Outside services including legal, accounting and personnel service fees decreased $0.3 million while occupancy costs decreased by $0.3 million in connection with three office closures related to our 2007 value recovery plan. General and administrative expenses in the six month period ended June 30, 2008 included $0.9 million of restructuring charges in connection with our 2007 value recovery plan.

The decrease in depreciation and amortization for the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to the full amortization during 2007 of certain intangible assets acquired in connection with the acquisitions of Mack Barclay and Neilson Elggren.  Partially offsetting this decrease was additional amortization expense related to the intangible assets acquired in connection with the March 2007 acquisition of Secura.

Interest and other expenses, net

The following table sets forth our Interest and other expense (income), net for the three and six months ended June 30, 2008 and 2007, respectively.

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands)
Interest and other expense, net	$217	$370	$(153)	-41.4%	$691	$216	$475	219.9%

The decrease in interest and other expense, net in the three months ended June 30, 2008 compared to the same period in 2007 is due to increased foreign currency gains of $0.1 million.

The increase in interest and other expense, net in the six months ended June 30, 2008 compared to the same period in 2007 is due to net mark-to-market losses on our deferred compensation plan assets and liabilities of $0.4 million, a $0.1 million increase in interest expense due to higher borrowings on our line of credit.

Income tax provision

The following table sets forth our Income tax provision for the three and six months ended June 30, 2008 and 2007, respectively.

	Three months ended June 30,				Six months ended June 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands)
Income tax provision	$1,784	$2,681	(897)	-33.5%	$4,508	$4,800	$(292)	-6.1%

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our annual effective tax rate for 2008 will be 40.6%, which is a slight increase over the prior year effective tax rate of 40.5%. The decrease in the income tax provision from the three and six months ended June 30, 2007 compared to the same periods in 2008 is due to decreased income from continuing operations

Discontinued operations

On December 31, 2007, we completed the sale of our wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. (“SVEWG”) for $7.0 million to a privately held company owned by the former majority shareholder of SVEWG, as disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for 2007. The following table shows selected financial data of SVEWG included in income from operations of discontinued subsidiary for the periods presented (in thousands):

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Revenues	$2,743	$5,461
Income from operations of discontinued subsidiary before income taxes	$469	$728
Income tax provision	191	297
Income from operations of discontinued subsidiary, net of income taxes	$278	$431

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $10.7 million in cash and cash equivalents, primarily held in money market accounts. Our principal financing need continues to be funding the growth of our operations, including our current operating lease commitments, performance bonuses, performance-based purchase price payments related to prior acquisitions, and to a lesser extent, funding retention and signing bonuses and strategic acquisitions. Important elements of our business include the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas. We expect to continue to recruit and hire top-level experts and talented professional staff in order to deepen our existing service offerings through a mix of individual hires, group hires and acquisitions.

Our current sources of liquidity are our cash on hand, cash generated by our operations, and our revolving credit facility, which expires December 2011. The current borrowing capacity of our credit facility is $100 million, of which $25 million can be used to secure letters of credit. The credit arrangement includes the option, subject to conditions, to increase the line to $200 million over the life of the facility. At June 30, 2008, we had $4.0 million in outstanding borrowings under our revolving credit facility, and we had outstanding letters of credit of $1.6 million.

Cash flows

	Six months ended June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,240)	$(3,783)
Investing activities	(3,263)	(17,936)
Financing activities	4,127	4,956
Effect of exchange rates on changes in cash	450	766
Decrease in cash and cash equivalents	$(10,926)	$(15,997)

Operating activities

Net cash used in operations in the six months ended June 30, 2008 was $12.2 million, compared to $3.8 million used in the six months ended June 30, 2007. The increase in cash used in operations over the prior period was primarily due to a $4.6 million increase in other assets and a $5.7 million decrease in accrued compensation. Significant sources of cash provided by operations in the six months ended June 30, 2008 were net income of $6.6 million, the add-back of $14.3 million of non-cash expenses.  Significant uses of cash in our operations in the six months ended June 30, 2008 were: a $11.4 million increase in our accounts receivable, $12.6 million for signing, retention and performance bonuses paid during the quarter, a $4.8 million decrease in accrued compensation and a $4.2 million increase in other assets. The increase in other assets during the reported period is primarily related to the $3.3 million payment made to the Argentine tax authority, which was recorded as a non-current other receivable. See Note 9, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information related to this payment.

Signing, retention and performance bonuses have been an integral part of our recruitment and retention effort, and amounts paid in future periods to recruit and retain top level talent may continue to be a significant use of our cash. Substantially all of the signing , retention and performance bonuses we issue have contractual vesting periods ranging from one to 15 years, whereby we are entitled to recover the signing bonus on a pro rata basis in the event the recipient voluntary leaves or is terminated for cause prior to the end of the vesting period. However, the maximum vesting period for amortization purposes is seven years.

For the six months ended June 30, 2007, significant sources of cash provided by operations were from net income of $7.5 million and the add-back of $15.2 million of non-cash expenses. Cash used in operations included an increase in accounts receivable of $11.3 million, a decrease in income taxes of $2.2 million and payments of $17.0 million for signing and performance bonuses in the six months ended June 30, 2007.

Investing activities

Net cash used in investing activities was $3.3 million for the six months ended June 30, 2008 as compared to $17.9 million for the six months ended June 30, 2007. The $14.6 million decrease is primarily related to the $13.0 million decrease in business acquisition payments year over year as outlined in the table below (in thousands):

	Six months ended June 30,
	2008	2007
Payment in connection with acquisitions (net of cash acquired and including transaction costs):

Secura	$—	$9,195

Performance based payments:
EA	—	1,863
LRTS	515	847
WAG	—	1,227
Cook	171	243
Neilson Elggren	1,510	1,234
Lancaster	240	372
Beach	—	500
Total performance based payments	2,436	6,286
Total acquisition related payments	$2,436	$15,481

Investing activities in the six months ended June 30, 2008 and 2007, also included investment in property and equipment of $1.1 million and $2.5 million, respectively, primarily related to hardware and software additions. Investing activities in the six months ended June 30, 2008 also included $0.3 million of monthly payments received on our note receivable in connection with the sale of our wholy-owned subsidary SVEWG, Inc. on December 31, 2007.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2008 was $4.1 million, consisting primarily of $37.0 million of borrowings under our revolving line of credit offset by repayments of $33.0 million.

Net cash provided by financing activities for the six months ended June 30, 2007 was $5.0 million, consisting primarily of $10.0 million of borrowings under our revolving line of credit offset by repayment of $8.0 million, $1.7 million of proceeds from the exercise of options and $1.1 million of tax benefit from option exercises and equity compensation plans.

Commitments Related to Acquisitions and Certain Experts

We have made commitments in connection with certain expert agreements and our business acquisitions that will require us to make additional payments and bonus compensation payments if specified performance targets are achieved. In connection with the hiring of certain experts in March 2004, we paid performance and retention bonuses totaling $5.6 million through June 2008, and, if specified performance targets are achieved prior to March 2011, we will make additional performance bonus payments of up to $2.5 million. The bonus payments totaling $2.5 million are subject to amortization from the time the bonus is earned through March 2011, and the remaining bonus payments totaling $3.0 million are subject to amortization from the time the bonus is earned through March 2014. In connection with the hiring of certain experts in August 2006, if specified performance targets are achieved by December 2011, we will make performance bonus payments of up to $6.0 million. All such performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

The following table summarizes commitments in connection with our acquisitions as of June 30, 2008 (in thousands):

		Accrued
		purchase	Potential	Date
		price	remaining	of final
	Acquisition	payable at	purchase	potential
	Date	6/30/2008 (1)	price (2)	payment (3)

Additional purchase price subsequently recorded for business acquisition:
Secura	Mar-07	$—	$2,500	Dec-10
Mack Barclay (4)	May-06	2,300	4,955	Jul-11
Lancaster	Dec-05	—	738	Mar-10
Neilson Elggren	Nov-05	—	2,506	Oct-10
Bates	Aug-05	—	4,950	Sep-11
Cook	Mar-05	—	600	Mar-09
EA	Mar-04	—	2,000	Mar-09
LRTS	Mar-04	(16)	859	Apr-09
Total performance-based additions		$2,284	$19,108

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

(4)                                  We paid the purchase price payable balance of $2.3 million to Mack Barclay in July 2008.

Revolving credit facility

As of June 30, 2008, our revolving credit facility provides for current borrowings up to $100 million, of which $25 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the facility to $200 million over the life of the facility, which expires in December 2011. The facility also requires us to pay annual commitment fees on the unused portion of the facility of 0.10%-0.20% based on total debt to EBITDA ratio. As of June 30, 2008, we had $4.0 million in outstanding borrowings under the facility, and we had $1.6 million in letters of credit. The interest rate in effect for facility at June 30, 2008 was 5.0%. The borrowing arrangements contains non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period. We were in compliance with these covenants as of June 30, 2008.

Future needs

We believe funds generated by our operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Cash payments for signing, retention and performance bonuses and past business acquisitions could materially affect our anticipated cash needs, as we may continue to use signing, retention and performance bonuses to recruit and retain high level expert talent, and to achieve performance targets contained in our business acquisition agreements. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Inflation has not had a material impact on our operating results or financial position to date, nor do we expect inflation to have an impact in the short-term, however there can be no assurance that inflation will not have an adverse effect on our financial results and position in the future. Foreign currency exchange rates in countries where we have operations have not had a significant adverse impact on our operating results or financial position to date. However there can be no assurance that factors affecting exchange rates in these countries will not have an adverse effect on our financial results and position in the future.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of June 30, 2008, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have operations in Argentina, Australia, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation gain of approximately $0.1 million and $0.6 million in the three and six months ended June 30, 2008, respectively. Our realized foreign transaction gains and losses were immaterial in the three and six months ended June 30, 2008.

At June 30, 2008, we had U.S. dollar equivalents of approximately (i) $6.4 million in net assets with a Canadian Dollar functional currency, (ii) $7.6 million in net assets with a Euro functional currency, (iii) $3.6 million in net assets with a Argentine peso functional currency, (iv) $0.6  million in net assets with a United Kingdom pound sterling functional currency, and (v) $0.8 million in net assets with a New Zealand dollar functional currency.

If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended, as of the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

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

Quarterly evaluation of changes in internal controls over financial reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management has concluded that there was no such change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is likely to materially affect, our internal control over financial reporting and disclosure controls and procedures.

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

On September 29, 2000, we executed an Asset Purchase Agreement (the “Agreement”) with Navigant Consulting, Inc. (“Navigant”). Navigant claims we are contingently liable for certain additional purchase price amounts. The contingent amounts were measured at September 29, 2001 and equaled the excess of $5.0 million over the sum of (i) certain Excluded Expert Fees as defined and (ii) the aggregate of each individual value amount assigned to specific LECG personnel, to the extent such individuals who did not have an employment, consulting, contracting or other relationship us, left the Company before September 29, 2001. Based on the actual number of such individuals who did not have such a relationship us on September 29, 2001, we believe that Navigant’s assertion is without merit. Amounts paid, if any, would increase the purchase price and result in additional goodwill.

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

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 16% and 17% of our revenues for the six months ended June 30, 2008 and in 2007, respectively. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results. In addition, if we are unable to retain groups of experts and their staff associated with an acquisition, this could materially harm our business and financial results.

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

As of June 30, 2008, our goodwill asset totaled $108.8 million, which represented approximately 30% of our total assets at that date. This goodwill asset is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at the reporting unit level at least annually and whenever significant changes in events or circumstances indicate that the carrying value may not be recoverable. In general, this means that we must determine whether the fair value of the goodwill asset assigned to each reporting unit is at least equal to its recorded value. If the fair value of the goodwill is less than the recorded value, we are required to recognize the impairment of the excess goodwill as an operating expense.

Factors that we consider important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results, significant negative industry or economic trends and permanent declines in our stock price and related market capitalization. If we determine that the carrying value of goodwill may not be recoverable, we will then assess impairment based on a projection of discounted future cash flows of each reporting unit, or some other fair value measurement such as the quoted market price of our stock and the resulting market capitalization, and measure the amount of impairment based on the difference between its carrying value and fair value. Our annual impairment test is performed as of October 1st each year.

However, goodwill impairment analysis and measurement is a highly subjective process which requires significant management judgment. A drop in our stock price and resulting decrease in our market capitalization, could result in a material impairment charge if we determined that the decline in our stock price was other than temporary. We will continue to monitor our market capitalization for evidence of a permanent decline in the fair value of our net assets, including goodwill. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

As disclosed in Note 5, in Notes to Condensed Consolidated Financial Statements, we reorganized our internal management and reporting structure during the second quarter of 2008. In conjunction with this organizational change, we reassessed our previously identified reporting unit (a single unit at the enterprise level) under SFAS No. 142 and determined that for goodwill impairment testing purposes, the 11 components of our business meet the criteria outlined in paragraph 30 of SFAS No. 142 necessary to be aggregated into two reporting units. These two reporting units correspond to our two operating segments: Economics Services, and Finance and Accounting Services. For impairment testing purposes, our goodwill balance of $108.8 million at June 30, 2008 was re-assigned to the new reporting units based on their relative fair values as determined by a discounted cash flow analysis.  Based on this analysis, we assigned approximately $50 million of goodwill to the Economics Services reporting unit and approximately $59 million of goodwill to the Finance and Accounting Services reporting unit. Determining the relative fair value of the new reporting units and any future fair value analysis is a highly subjective process requiring significant management judgment and reliance upon a number of qualitative and quantitative factors, and estimates including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these qualitative and quantitative factors, estimates and judgments in applying them to the determination of each reporting unit relative fair value. Actual future results or changes to these qualitative factors, estimates and judgments could result in impairment to one or both of our reporting units in a future period.

If we are unable to manage the growth of our business successfully, our financial results and business prospects could suffer.

From 2003 to 2008 we experienced significant growth in the number of our experts and professional staff. We also expanded our practice areas and opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. In 2007 we recognized restructuring charges of $10.7 million primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past two years. We also closed eight facilities during 2007. In 2006, we experienced increased and unplanned selling, general and administrative costs.

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area accounted for 23% and 21% of our billings in the six months of 2008 and in 2007, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 19% and 19% of our billings in the six months of 2008 and in 2007, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We currently have operations in Argentina, Australia, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States constituted 22% and 16% of our total revenues in the six months of 2008 and in 2007, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We recently received two notices from the Argentine tax authorities about a potential income and withholding tax deficiency totaling $3.3 million, including potential interest, related to the 2003 and 2004 tax returns and certain payments from LECG Buenos Aires to the U.S. parent company from 2003 to May 2005. In response to these notices, we elected to pay the Argentine government the $3.3 million in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We may receive additional notices for income and withholding deficiencies related to our 2005 and 2006 tax returns for the same issues noted by the Argentine tax authority during their audit of our 2003 and 2004 returns. We may also be subject to penalties if we are unsuccessful in defending our position. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. In addition to the tax dispute noted above, our international operations carry special financial and business risks, including:

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 6, 2008 to consider and vote upon two matters. The first matter related to the election of seven director nominees, Garrett F. Bouton, David J. Teece, Michael J. Jeffery, Alison Davis, William W. Liebeck,

Ruth M. Richardson and William J. Spencer, to serve a one-year term or until their respective successors are duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Garrett F. Bouton	17,730,979	5,497,947
David J. Teece	21,145,319	2,083,607
Michael J. Jeffery	22,770,917	458,009
Alison Davis	23,141,027	87,899
William Liebeck	18,098,900	5,130,026
Ruth M. Richardson	17,731,379	5,497,547
William J. Spencer	18,098,800	5,130,126

The second matter related to the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. 22,573,753 votes were cast for ratification, 640,407 were cast against, and there were 14,765 abstentions.

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

LECG CORPORATION
(Registrant)

Date: August 8, 2008	/s/ Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven R. Fife
Chief Financial Officer
(Principal Financial Officer)