Form 10-Q
period 2008-09-30
LECG CORP
filed 2008-11-06
CIK 1192305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 25,555,443 shares of the registrant’s common stock outstanding.

LECG CORPORATION AND SUBSIDIARIES
FORM 10-Q

1

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Fee-based revenues, net	$83,221	$92,104	$255,751	$268,103
Reimbursable revenues	2,829	4,770	9,880	14,095
Revenues	86,050	96,874	265,631	282,198
Direct costs	55,581	59,132	169,929	176,069
Reimbursable costs	3,058	4,739	10,069	14,044
Cost of services	58,639	63,871	179,998	190,113
Gross profit	27,411	33,003	85,633	92,085
Operating expenses:
General and administrative expenses	21,831	20,300	65,297	63,636
Depreciation and amortization	1,498	1,764	4,459	5,439
Operating income	4,082	10,939	15,877	23,010
Interest and other expense, net	725	145	1,416	361
Income from continuing operations before income taxes	3,357	10,794	14,461	22,649
Income tax provision	1,362	4,441	5,870	9,241
Income from continuing operations	1,995	6,353	8,591	13,408
Income from operations of discontinued subsidiary, net of income taxes	—	187	—	618
Net income	$1,995	$6,540	$8,591	$14,026

Basic earnings per share:
Income from continuing operations	$0.08	$0.25	$0.34	$0.54
Income from operations of discontinued subsidiary	—	0.01	—	0.02
Basic earnings per share	$0.08	$0.26	$0.34	$0.56

Diluted earnings per share:
Income from continuing operations	$0.08	$0.25	$0.34	$0.53
Income from operations of discontinued subsidiary	—	0.01	—	0.02
Diluted earnings per share	$0.08	$0.26	$0.34	$0.55

Shares used in calculating earnings per share
Basic	25,340	25,205	25,316	25,060
Diluted	25,526	25,570	25,528	25,511

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$12,305	$21,602
Accounts receivable, net of allowance of $958 and $866	109,988	103,444
Prepaid expenses	6,919	6,156
Deferred tax assets, net	11,159	12,301
Signing, retention and performance bonuses - current portion	14,911	16,162
Income taxes receivable	4,395	2,674
Other current assets	2,393	2,310
Note receivable - current portion	511	490
Total current assets	162,581	165,139
Property and equipment, net	11,179	12,586
Goodwill	114,135	106,813
Other intangible assets, net	8,607	9,696
Signing, retention and performance bonuses - long-term	39,397	45,523
Deferred compensation plan assets	12,394	15,599
Note receivable - long-term	2,090	2,510
Other long-term assets	5,225	1,453
Total assets	$355,608	$359,319

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$48,196	$64,577
Accounts payable and other accrued liabilities	10,661	7,856
Payable for business acquisitions - current	4,254	2,750
Deferred revenue	3,075	2,989
Total current liabilities	66,186	78,172
Payable for business acquisitions - long-term	1,055	—
Deferred compensation plan obligations	11,315	15,133
Deferred tax liabilities	4,505	4,505
Deferred rent	7,156	7,718
Other long-term liabilities	400	301
Total liabilities	90,617	105,829

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,554,228 and 25,444,678 shares outstanding at September 30, 2008 and December 31, 2007, respectively	26	25
Additional paid-in capital	170,343	166,325
Accumulated other comprehensive income	1,362	2,471
Retained earnings	93,260	84,669
Total stockholders’ equity	264,991	253,490
Total liabilities and stockholders’ equity	$355,608	$359,319

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$8,591	$14,026
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Bad debt expense	99	141
Depreciation and amortization of property and equipment	3,370	3,512
Amortization of intangible assets	1,089	1,942
Amortization of signing, retention and performance bonuses	12,391	8,633
Equity-based compensation	4,900	4,367
Excess tax benefits from equity-based compensation	(40)	(1,199)
Non cash restructuring charges	—	2,433
Other	58	(35)
Changes in assets and liabilities:
Accounts receivable	(8,422)	(11,924)
Signing, retention and performance bonuses paid	(14,983)	(19,864)
Prepaid and other current assets	401	(1,769)
Accounts payable and other accrued liabilities	3,146	(983)
Income taxes	(1,550)	4,961
Accrued compensation	(6,838)	1,820
Deferred revenue	134	507
Deferred compensation plan assets, net of liabilities	(613)	(1,165)
Deferred rent	(668)	(15)
Other assets	(3,913)	452
Other liabilities	282	112
Net cash (used in) provided by operating activities	(2,566)	5,952
Cash flows from investing activities
Business acquisitions, net of acquired cash and earn out payments	(4,736)	(19,183)
Purchase of property and equipment	(2,156)	(3,313)
Proceeds from note receivable	399	—
Other	(46)	7
Net cash used in investing activities	(6,539)	(22,489)
Cash flows from financing activities
Borrowings under revolving credit facility	55,000	10,000
Repayments under revolving credit facility	(55,000)	(10,000)
Proceeds from exercise of stock options	43	1,806
Excess tax benefits from equity-based compensation	40	1,199
Proceeds from issuance of stock - employee stock purchase plan	66	110
Other	—	59
Net cash provided by financing activities	149	3,174
Effect of exchange rates on changes in cash	(341)	422
Decrease in cash and cash equivalents	(9,297)	(12,941)
Cash and cash equivalents, beginning of year	21,602	26,489
Cash and cash equivalents, end of period	$12,305	$13,548
Supplemental disclosure
Cash paid for interest	$381	$230
Cash paid for income taxes	$7,327	$3,878

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

The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. The Company’s experts are comprised of employees as well as exclusive independent contractors. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 19 other offices across the country. The Company also has international offices in Argentina, Australia, Belgium, Canada, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom.

The condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, the condensed consolidated balance sheet as of September 30, 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows. The December 31, 2007 balance sheet is derived from LECG’s audited financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for 2007.

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Recently issued accounting standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is still evaluating the impact of adoption on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (“SFAS 160”). FAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company does not expect SFAS No. 160 to have a material impact on its Consolidated Financial Statements.

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

The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$1,995	$6,353	$8,591	$13,408
Income from operations of discontinued subsidiary	—	187	—	618
Net income	$1,995	$6,540	$8,591	$14,026

Weighted average shares outstanding:
Basic	25,340	25,205	25,316	25,060
Effect of dilutive stock options and unvested restricted stock	186	365	212	451
Diluted	25,526	$25,570	25,528	$25,511
Basic earnings per share:
Income from continuing operations	$0.08	$0.25	$0.34	$0.54
Income from operations of discontinued subsidiary	—	0.01	—	0.02
Basic earnings per share	$0.08	$0.26	$0.34	$0.56
Diluted earnings per share:
Earnings from continuing operations	$0.08	$0.25	$0.34	$0.53
Income from operations of discontinued subsidiary	—	0.01	—	0.02
Diluted earnings per share	$0.08	$0.26	$0.34	$0.55

Approximately 5.0 million and 4.2 million of anti-dilutive securities for the three months ended September 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2008 and 2007, approximately 4.6 million and 4.2 million of anti-dilutive securities, respectively, were excluded from the calculation of diluted earnings per share.

3.                                      Equity-based compensation

The following table summarizes equity-based compensation and its effect on net income and earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of services
Options	$433	$623	$1,379	$2,125
Restricted stock	707	100	1,470	303
Total cost of services	1,140	723	2,849	2,428
General and administrative
Options	622	600	1,897	1,863
Restricted stock	99	34	154	76
Total general and administrative	721	634	2,051	1,939
Equity-based compensation effect on income before income tax	1,861	1,357	4,900	4,367
Income tax benefit	(756)	(558)	(1,989)	(1,782)
Equity-based compensation effect on net income	$1,105	$799	$2,911	$2,585

Equity-based compensation effect on earnings per share:
Basic	$0.04	$0.03	$0.12	$0.10
Diluted	$0.04	$0.03	$0.11	$0.10

4.                                      Comprehensive income

Comprehensive income represents net income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$1,995	$6,540	$8,591	$14,026
Foreign currency translation (loss) gain	(1,694)	778	(1,109)	1,514
Comprehensive income	$301	$7,318	$7,482	$15,540

5.                                      Segment reporting

As of the second quarter of 2008, the Company reorganized its historical practice groups and individual experts into two operating segments: Economics Services and Finance and Accounting Services. Below is a description of the two operating segments:

•                  Economics Services segment is comprised of global competition, labor and employment, regulated industries, and securities sectors.

•                  Global competition—offers a complete range of services on antitrust matters, including mergers and acquisition, before courts and regulatory authorities around the world. The services involve the use of economic and statistical techniques to develop independent and objective analyses concerning issues related to merger reviews, monopolization claims, cartels, and quantification of damages. Experts in this area frequently testify before courts and appear before competition authorities in many jurisdictions around the world.

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

•                  Electronic discovery—provides direct collaboration with outside counsel, general counsel, corporate executives, bank examiners, bankruptcy trustees, forensic accountants, fraud examiners, and damages experts to deliver objective advice and testimony in all phases of the electronic discovery process including litigation preparedness, computer forensics and data analytics.

•                  Financial services—provides banking advisory services to leading financial service firms world wide, addressing regulatory compliance, tax, and dispute resolution, and provides representation before applicable regulatory authorities and assists clients in regulatory compliance and SEC investigations and litigation.

•                  Forensic accounting—provides a broad range of expertise in accounting, auditing, computer forensics, regulatory (SEC), valuation, tax, and securities litigation, and offers a comprehensive mix of forensic accounting services, including internal investigations, fraud investigations, and when necessary, expert witness testimony.

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

•                  International finance and accounting services—provides expert finance and accounting services to clients outside the United States, with particular emphasis on investigations, damages analysis and expert testimony in international arbitrations.

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

Historical segment revenues, costs of services and other operational data presented in the table below have been recast as if the current management and reporting structure had been in place since the beginning of each period presented. Since the Company historically measured its business performance at a consolidated entity level and made resource allocations differently under that structure, the recasting of historical segment information is not intended to predict future results or to represent the actual results that would have been achieved if the Company’s business had been managed under the current structure since the beginning of each period presented.

Summarized financial information by segment for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except percentages):

	Three months ended September 30,
	2008			2007
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$36,658	$46,563	$83,221	$41,040	$51,064	$92,104
Reimbursable revenues	745	2,084	2,829	1,360	3,410	4,770
Revenues	37,403	48,647	86,050	42,400	54,474	96,874

Direct costs	23,525	32,056	55,581	27,331	31,801	59,132
Reimbursable costs	945	2,113	3,058	1,368	3,371	4,739
Cost of services	24,470	34,169	58,639	28,699	35,172	63,871

Gross profit	$12,933	$14,478	27,411	$13,701	$19,302	33,003

Gross margin	34.6%	29.8%	31.9%	32.3%	35.4%	34.1%
Charges not allocated at the segment level:
General and administrative expenses			21,831			20,300
Depreciation and amortization			1,498			1,764
Interest and other expense, net			725			145
Income from continuing operations before income taxes			$3,357			$10,794

	Nine months ended September 30,
	2008			2007
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$114,280	$141,471	$255,751	$116,197	$151,906	$268,103
Reimbursable revenues	3,558	6,322	9,880	4,272	9,823	14,095
Revenues	117,838	147,793	265,631	120,469	161,729	282,198

Direct costs	74,557	95,372	169,929	78,010	98,059	176,069
Reimbursable costs	3,818	6,251	10,069	4,234	9,810	14,044
Cost of services	78,375	101,623	179,998	82,244	107,869	190,113

Gross profit	$39,463	$46,170	85,633	$38,225	$53,860	92,085

Gross margin	33.5%	31.2%	32.2%	31.7%	33.3%	32.6%
Charges not allocated at the segment level:
General and administrative expenses			65,297			63,636
Depreciation and amortization			4,459			5,439
Interest and other expense, net			1,416			361
Income from continuing operations before income taxes			$14,461			$22,649

While the Company does not record assets at the segment level, realization allowance reserve charges and signing, retention and performance bonus amortization are included in the direct costs of each segment. As such, accounts receivable and signing, retention and performance bonus assets are reflected in segment assets in the table below. Goodwill is not used by management in assessing segment performance. Goodwill is assigned to each segment for impairment testing purposes only, and therefore is reflected in unallocated assets in the table below. See Note 6 for a discussion of goodwill assignment for impairment testing purposes and reporting unit determination. The following table presents total assets by segment and reconciles these segment assets to total Company assets (in thousands):

	September 30,	December 31,
	2008	2007
Economics	$73,062	$75,263
Finance and Accounting	90,835	87,901
Unallocated assets	191,711	196,155
Total assets	$355,608	$359,319

No single client generated greater than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2008 and 2007. Revenues attributable to geographic location are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
United States	$66,489	$81,544	$205,830	$236,766
United Kingdom	9,994	8,239	31,163	25,416
All foreign countries	9,567	7,091	28,638	20,016
Total revenues	$86,050	$96,874	$265,631	$282,198

At September 30, 2008 and December 31, 2007, no single client’s total receivables balance represented greater than 10% of the Company’s total receivables balance. Long-lived assets attributable to geographic location are as follows (in thousands):

	September 30,	December 31,
	2008	2007
United States	$176,386	$181,536
All foreign countries	16,641	12,644
Total long-lived assets	$193,027	$194,180

6.                                      Goodwill

Goodwill relates to the Company’s historical business acquisitions, reflecting the excess of purchase price over the fair value of identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at the reporting unit level at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. The Company’s annual impairment test is performed during the fourth quarter of each year using an October 1st measurement date.

Factors that the Company considers important in determining whether to perform an impairment review, on a date other than October 1st, include significant underperformance relative to forecasted operating results, significant negative industry or economic trends and permanent declines in its stock price and related market capitalization. If the Company determines that the carrying value of goodwill may not be recoverable, it will assess impairment based on a projection of discounted future cash flows of each reporting unit, or some other fair value measurement such as the quoted market price of its stock and the resulting market capitalization, and then measure the amount of impairment, if necessary, based on the difference between its carrying value and implied fair value.

Goodwill impairment analysis and measurement is a highly subjective process which requires significant management judgment. A drop in the Company’s stock price and the resulting decrease in the Company’s market capitalization could be an indicator of goodwill impairment if the Company determined that the decline in its stock price was other than temporary. The Company will continue to monitor its market capitalization for evidence of a permanent decline in the fair value of its net assets, including goodwill. However, the Company cannot be certain that a future downturn in its business, changes in market conditions or a longer-term decline in its market capitalization will not result in an impairment charge or charges in future periods. Any such changes would adversely affect the Company’s results of operations for those periods.

As described in Note 5, the Company reorganized its internal management and reporting structure during the second quarter of 2008. In conjunction with this organizational change, the Company reassessed its previously identified reporting unit (a single unit at the enterprise level) under SFAS No. 142 and determined that for goodwill impairment testing purposes, the Company’s 11 components met the aggregation criteria outlined in paragraph 30 of SFAS No. 142 necessary to be aggregated into two reporting units. These two reporting units correspond to LECG’s two operating segments: Economics Services, and Finance and Accounting Services. Determining the relative fair value of each reporting unit, and performing future fair value analyses, is a highly subjective process requiring significant management judgment, and reliance upon a number of qualitative and quantitative factors, and is based upon estimates including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these qualitative and quantitative factors, estimates and judgments, and in applying them to the determination of relative fair value for each reporting unit. Actual future results or changes to these qualitative factors, estimates and judgments could result in impairment to one or both of our reporting units in a future period.

For annual impairment testing purposes, the Company’s goodwill balance of $114.1 million was assigned to reporting units as follows:  1) approximately $50.0 million of goodwill to the Economics Services reporting unit and 2) approximately $64.1 million of goodwill to the Finance and Accounting Services reporting unit.

The changes in the carrying amount of consolidated goodwill during the period are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Balance at beginning of year	$106,813	$94,030
Goodwill recorded in connection with business acquisitions	—	7,151
Additional purchase price payments subsequently recorded for business acquisitions (1)	7,322	5,837
Other (2)	—	(205)
Balance at end of period	$114,135	$106,813

(1)	Primarily consists of additional purchase price earned by sellers subsequent to the business acquisition, as specified performance targets and conditions were met.
(2)	Represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

7.                                      Borrowing arrangements

As of September 30, 2008, the Company’s revolving credit facility provides for maximum borrowings of $100 million, of which $25 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the facility to $200 million over the life of the facility, which expires in December 2011. The facility also requires the Company to pay for annual commitment fees on the unused portion of the facility of 0.10%-0.20% based on total debt to EBITDA ratio. As of September 30, 2008, the Company had no outstanding borrowings under the facility and had $1.5 million in outstanding letters of credit. The interest rate in effect for the facility at September 30, 2008 was 5.0%. The borrowing arrangement contains non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period. The Company was in compliance with these covenants as of September 30, 2008.

8.                                      Accrued compensation

Accrued compensation consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Expert compensation	$28,783	$30,307
Project origination fees	11,469	15,793
Other payroll liabilities	2,133	1,559
Vacation payable	2,757	2,699
Professional staff compensation	1,420	2,165
Administrative staff compensation	1,100	2,504
Signing, retention and performance bonuses payable	534	9,550
Total accrued compensation	$48,196	$64,577

9.                                      Commitments and contingencies

Legal proceedings

In September 2004, National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. (“MMC”) filed a complaint against the Company and one of its experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of the Company’s hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that the Company interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by the Company and contains a demand for a jury trial.

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company filed an answer to the complaint denying the substantive allegations of the complaint and expert discovery in the case has been completed.  The Company and one of its experts filed a motion for summary judgment.  In September 2008, the court granted the Company’s motion for summary judgment in full; and denied in part and granted in part the expert’s motion for summary judgment.  NERA has indicated its intent to file a motion for reconsideration of the court’s ruling. The Company is not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

Business acquisitions and certain expert hires

The Company has made commitments in connection with its business acquisitions that will require the Company to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other measurement period. See Note 4 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2007 for a description of the commitments and contingencies related to the acquisitions of Secura, Mack Barclay, Lancaster, Neilson Elggren, Bates, Cook, EA, and LRTS.

In September 2008, the Company entered into an amendment to the BMB Mack Barclay, Inc. asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $4.7 million by July 2011, if certain performance targets were achieved through April 2011. Under the terms of the amendment, the Company will make guaranteed payments totaling $4.1 million, of which $3.0 million is due December 31, 2008 and the remaining $1.1 million is due July 1, 2010.

The accrued purchase price payable, and the total potential remaining purchase price payment at September 30, 2008, and the date of any final potential payment by acquisition are as follows (in thousands):

		Accrued
		purchase	Potential	Date
		price	remaining	of final
	Acquisition	payable at	purchase	potential
	Date	9/30/2008 (1)	price (2)	payment (3)

Secura	Mar-07	$—	$2,500	Dec-10
Mack Barclay	May-06	4,055	—	—
Lancaster	Dec-05	—	738	Mar-10
Neilson Elggren	Nov-05	—	2,506	Oct-10
Bates	Aug-05	1,283	3,667	Sep-11
Cook	Mar-05	—	600	Mar-09
EA	Mar-04	—	2,000	Mar-09
LRTS	Mar-04	(29)	836	Apr-09
Total additions		$5,309	$12,847

(1)	Included in “Payable for business acquisitions” on the condensed consolidated balance sheet.
(2)	Represents additional purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.
(3)	Represents final date of any potential payment.

The Company has made commitments in connection with certain expert employment agreements that will require the Company to pay performance bonuses if specified performance targets are met over a number of years. Some of these performance bonus agreements include provisions such that unearned amounts are recoverable from the expert if he or she were to voluntarily leave the Company or be terminated for cause prior to a specified date. In connection with the hiring of certain experts and professional staff in March 2004, the Company paid performance and retention bonuses totaling $5.5 million in 2008, and will pay additional performance bonuses of $2.5 million if specified performance targets are achieved prior to March 2011. The bonus payments totaling $2.5 million are subject to amortization from the time the bonus is earned through March 2011, and the remaining bonus payments totaling $3.0 million are subject to amortization from the time the bonus is earned through March 2014. In connection with the hiring of certain experts and professional staff in August 2006, the Company will pay performance bonuses of $6.0 million if specified performance targets are achieved by December 2011. All such performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

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

The Company received two additional notices of potential withholding tax deficiencies in April 2008 and October 2008, related to May 2005 payments by LECG BA to the U.S. parent company.  The Company elected to pay the Argentine government $0.5 million for potential withholding tax deficiencies and $0.3 million for potential interest related to the April 2008 notice in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine Tax Court. With the October 2008 notice, the AFIP imposed an additional $0.3 million of withholding deficiencies related to the May 2005 payments. The Company believes it does not owe this additional amount and is still evaluating its response to the AFIP.

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

Amounts paid in connection with these potential income and withholding tax deficiencies would qualify for a foreign tax credit on LECG’s U.S. tax return and would result in a deferred tax asset on LECG’s balance sheet, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the 10-year expiration period. The Company may receive additional notices for income and withholding tax deficiencies related to its 2005 and 2006 tax returns and cash payments made to the U.S. parent company from June 2005 to December 2007, for the same issues noted by the Argentine tax authority during their audit of the 2003 and 2004 tax returns. The Company may also be assessed additional penalties if the Company is unable to successfully defend its position. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liabilities in connection with this matter at September 30, 2008.

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

In the nine months ended September 30, 2007 the Company terminated 103 billable headcount, and four administrative staff. Billable headcount terminations for Economics Services and Finance and Accounting Services segments were 18 and 85, respectively. The Company also closed five offices during the same period. The Company recognized restructuring charges totaling $4.0 million which are reflected in the condensed consolidated statement of income for the nine months ended September 30, 2007 as follows: $3.1 million in “Direct costs” and $0.9 million in “General and administrative expenses.” The restructuring charges of $4.0 million were comprised of one-time termination benefits of $1.2 million, the write-off of $1.6 million of unamortized signing bonuses, the write-off of $0.9 million of expert advances paid in excess of expert fees earned, and $0.3 million of lease buyout and rent payments for office closure costs.

Restructuring liability charges for the period ended September 30, 2008 are as follows (in thousands):

	One-time	Lease
	termination	termination
	benefits	costs	Total
Liability at December 31, 2007	$436	$1,037	$1,473
Cash payments	(436)	(416)	(852)
Restructuring charge recovery	—	(500)	(500)
Liability at September 30, 2008	$—	$121	$121

The restructuring charge recovery in the quarter ended September 30, 2008 relates to the changes in estimated costs of rent payments for a facility vacated in 2007. In September 2008, the Company sublet this facility earlier and on more favorable terms than originally estimated. As a result, the Company reversed the remaining $0.5 million of this restructuring liability to general and administrative expenses during the quarter ended September 30, 2008.

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

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Revenues	$2,775	$8,236
Income from operations of discontinued subsidiary before income taxes	$316	$1,044
Income tax provision	129	426
Income from operations of discontinued subsidiary, net of income taxes	$187	$618

12.                               Deferred compensation plans

In March 2004, the Company adopted a deferred compensation plan under which highly compensated employees are eligible to defer up to 15% of their bonuses, salary, expert fees and project origination fees and qualifying stock option gains. Employee deferrals are invested in Company-owned life insurance products through a trust. As of September 30, 2008, long-term assets include $12.4 million relating to the company-owned insurance product associated with the deferred compensation plan, and the long-term liability recorded in connection with the deferred compensation plan is $11.3 million. The Company recognized $0.6 million and $0.1 million of charges from market fluctuations in the fair value of the deferred compensation plan investments for the three months ended September 30, 2008 and 2007, respectively. The charges are reflected in interest and other expense, net. The Company recognized $1.0 million and $0.2 million of charges from market fluctuations in the fair value of the deferred compensation plan investments for the nine months ended September 30, 2008 and 2007, respectively, to interest and other expense, net.

13.                               Subsequent events

In November 2008, the Company entered into an amendment to the Bates Private Capital Inc. asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $4.9 million by September 2011, if certain performance targets were achieved through July 2011. Under the terms of the amendment, the Company will make guaranteed payments totaling $3.9 million, of which $2.0 million was paid on November 3, 2008 and the remaining $1.9 million is due on January 15, 2009.

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

Segments

As of the second quarter of 2008, we reorganized our historical practice groups and individual experts into two operating segments: Economics Services, and Finance and Accounting Services Below is a description of the two operating segments:

•                  Economics Services segment is comprised of global competition, labor and employment, regulated industries, and securities sectors.

•                  Global competition—offers a complete range of services on antitrust matters, including mergers and acquisition, before courts and regulatory authorities around the world. The services involve the use of economic and statistical techniques to develop independent and objective analyses concerning issues related to merger reviews, monopolization claims, cartels, and quantification of damages. Experts in this area frequently testify before courts and appear before competition authorities in many jurisdictions around the world.

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

•                  Electronic discovery—provides direct collaboration with outside counsel, general counsel, corporate executives, bank examiners, bankruptcy trustees, forensic accountants, fraud examiners, and damages experts to deliver objective advice and testimony in all phases of the electronic discovery process including litigation preparedness, computer forensics and data analytics.

•                  Financial services—provides banking advisory services to leading financial service firms world wide, addressing regulatory compliance, tax, and dispute resolution, and provides representation before applicable regulatory authorities and assists clients in regulatory compliance and SEC investigations and litigation.

•                  Forensic accounting—provides a broad range of expertise in accounting, auditing, computer forensics, regulatory (SEC), valuation, tax, and securities litigation, and offers a comprehensive mix of forensic accounting services, including internal investigations, fraud investigations, and when necessary, expert witness testimony.

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

•                  International finance and accounting services—provides expert finance and accounting services to clients outside the United States, with particular emphasis on investigations, damages analysis and expert testimony in international arbitrations.

We present and discuss information about our internal management and reporting in the Results of Operations section and other parts of this Management’s Discussion and Analysis. Our historical revenues, costs of services and other operational data have been recast by segment as if our current management and reporting structure had been in place since the beginning of each period presented. Since we have historically measured our business performance at a consolidated entity level, and we made resource allocation decisions differently under that structure, this recasting of historical segment information is not intended to represent the actual results that would have been achieved if our business had been managed under the current structure since the beginning of each period presented.

2007 Value recovery plan

In February 2007, our Board of Directors approved an action program intended to increase our profitability and stockholder value. This value recovery plan included expert headcount reduction, based on analysis of practice group and individual expert contribution margins, staff leverage, and our strategic direction, increased controls over general and administrative expenditures, including office closures, more stringent acquisition evaluation criteria, and professional staff and administrative staff headcount reductions through both attrition and involuntary terminations. The actions taken to date associated with the value recovery plan have improved our professional staff utilization, infrastructure and management disciplines, and we anticipate that these results will allow higher levels of profitability as we expand the business.

In connection with our value recovery plan, we terminated 121 billable headcount and seven administrative staff during 2007, and 39 billable headcount in 2008 which included 20 and 140 billable headcount in the Economics Services and Finance and Accounting Services segments, respectively. We also closed seven offices and a computer facility during the same period in 2007.

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

2008 Billable headcount

The following table summarizes the change in the period end billable headcount since September 30, 2007 and December 31, 2007.

				Change since		Change since
	September 30,	December 31,	September 30,	December 31, 2007		September 30, 2007
	2008	2007	2007	Number	%	Number	%

Economics Services	298	308	315	-10	-3%	-17	-5%
Finance and Accounting Services	503	521	547	-18	-3%	-44	-8%
Consolidated	801	829	862	-28	-3%	-61	-7%

The decrease in consolidated billable headcount since December 31, 2007 is primarily due to 39 terminations in connection with our 2007 recovery plan and 7 terminations due to attrition, net of ongoing recruitment efforts. These decreases were partially offset by the hiring of 18 financial advisory and litigation consulting professionals.

The decrease in billable headcount from September 30, 2007 to September 30, 2008 is primarily due to 57 terminations in connection with our 2007 value recovery plan and 22 terminations due to attrition, net of ongoing recruitment efforts. These decreases were partially offset by the hiring of 18 financial advisory and litigation consulting professionals.

The retention of key experts and the recruitment and hiring of additional experts and professional staff, both through direct hiring and through acquisitions, contributes to the success of our business. Our retention and hiring strategy is designed to promote our competitive advantage, to deepen our existing service offerings and to enter into new service areas when strategic opportunities arise. In connection with our retention and hiring efforts in the nine months ended September 30, 2008 and 2007, we paid signing, retention and performance bonuses of $15.0 million and $19.9 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense was $12.4 million and $8.6 million in the nine months ended September 30, 2008 and 2007, respectively.

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

•                                          fees for the services of our experts and affiliates; and

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

•                                           compensation to subcontractors and affiliates;

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

Hourly fees charged by the professional staff that supports our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their own billings, ranging from 30% to 100%, and averaging approximately 72% of their individual billings in the nine months ended September 30, 2008. The majority of our experts are paid when we have received payment from our clients. We refer to these experts as “at-risk” experts. Some of our experts are compensated based on a percentage of performance targets, such as revenue or gross margin associated with engagements generated by those experts or group of experts. Experts not on either of these compensation models are compensated on a salary plus performance-based bonus model. We provide advance payments, or draws to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts’ compensation. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. If an expert’s earnings do not exceed their guaranteed draws within a reasonable period of time, we recognize an estimate of the compensation expense we will ultimately incur.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin generated by our professional staff. The number and the skill levels of the professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and the utilization of our professional staff. As an inducement to encourage experts to utilize our professional staff, “at-risk” experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. In the quarter ended September 30, 2008, these fees averaged 12.2% of professional staff revenues. Experts are required to use our professional staff unless the skills required to perform the work are not available through this pool. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

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

Income taxes

Effective January 1, 2007, we adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Our management assessed that we had no significant unrecognized tax benefits as of September 30, 2008. Consequently, no additional tax liabilities have been recorded as of September 30, 2008.

Our annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modification of the effective tax rate. We estimate our 2008 annual effective income tax rate to be 40.6%.

Goodwill and other intangible assets

Goodwill relates to our historical business acquisitions, reflecting the excess of purchase price over the fair value of identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at the reporting unit level at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Our annual impairment test is performed during the fourth quarter of each year using an October 1st measure date. As of September 30, 2008, our goodwill assets totaled $114.1 million, which represented approximately 32% of our total assets at that date. We are required to test goodwill for impairment at the reporting unit level, which in general, means that we must determine whether the implied fair value of the goodwill asset assigned to each reporting unit is at least equal to its carrying value. If the implied fair value of a reporting unit’s goodwill is less than its carrying value, we are required to recognize the impairment charge of the excess goodwill as an operating expense.

Factors that we consider important in determining whether to perform an impairment review, on a date other than October 1st, include significant underperformance relative to forecasted operating results, significant negative industry or economic trends and permanent declines in our stock price and related market capitalization. If we determine that the carrying value of goodwill may not be recoverable, we will then assess impairment based on a projection of discounted future cash flows of each reporting unit, or some other fair value measurement such as the quoted market price of our stock and the resulting market capitalization, and measure the amount of impairment based on the difference between its carrying value and fair value.

Goodwill impairment analysis and measurement is a highly subjective process which requires significant judgment. A drop in our stock price and resulting decrease in our market capitalization could be an indicator of goodwill impairment if we determined that the decline in our stock price was other than temporary. We will continue to monitor our market capitalization for evidence of a permanent decline. However, we cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in our market capitalization will not result in an impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

As disclosed in Note 5, in Notes to Condensed Consolidated Financial Statements in this Form 10-Q, we reorganized our internal management and reporting structure during the second quarter of 2008. In conjunction with this organizational change, we reassessed our previously identified reporting unit (a single unit at the enterprise level) under SFAS No. 142 and determined that for goodwill impairment testing purposes, the 11 components of our business meet the criteria outlined in paragraph 30 of SFAS No. 142 necessary to be aggregated into two reporting units. These two reporting units correspond to our two operating segments: Economics Services and Finance and Accounting Services. Determining the relative fair value of each reporting unit, and performing future fair value analyses, is a highly subjective process requiring significant management judgment and reliance upon a number of qualitative and quantitative factors, and is based upon estimates including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these qualitative factors, estimates and judgments, and in applying them to the determination of each reporting unit’s relative fair value. Actual future results or changes to these qualitative and quantitative factors, estimates and judgments could result in impairment to one or both of our reporting units in a future period.

For annual impairment testing purposes, our goodwill balance of $114.1 million was assigned to reporting units as follows:  1) approximately $50.0 million of goodwill to the Economics Services reporting unit and 2) approximately $64.1 million of goodwill to the Finance and Accounting Services reporting unit.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of customer-related intangibles, including customer relationships and contract rights, as well as non-compete agreements and trade processes, and are amortized over nine months to 20 years.

RESULTS OF OPERATIONS

As previously discussed, our historical practice groups and individual experts were reorganized into two operating segments during the second quarter of 2008. These two segments are referred to as Economics Services and Finance and Accounting Services. The Chief Operating Decision Maker considers the key profit/loss measurement of the two segments to be gross profit and gross margin.  As such, only revenue, costs of services and gross margin are presented and discussed at the segment level. Historical segment revenue, costs of services and other operational data have been recast as if the current management and reporting structure had been in place since the beginning of each period presented.  Since we have historically measured our business performance at a consolidated entity level and made resource allocation decisions differently under that structure, the recasting of historical segment information throughout this Management’s Discussion and Analysis is not intended to represent the actual results that would have been achieved if our business had been managed under the new structure since the beginning of each period presented, or intended to predict future results.

Three and nine months ended September 30, 2008 and 2007

The following table sets forth the amounts and the percentage of revenues represented by certain line items in our statement of operations for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	($ in thousands)

Fee-based revenues, net	$83,221	96.7%	$92,104	95.1%	$255,751	96.3%	$268,103	95.0%
Reimbursable revenues	2,829	3.3%	4,770	4.9%	9,880	3.7%	14,095	5.0%
Revenues	86,050	100.0%	96,874	100.0%	265,631	100.0%	282,198	100.0%
Direct costs (1)	55,581	64.6%	59,132	61.0%	169,929	64.0%	176,069	62.4%
Reimbursable costs	3,058	3.6%	4,739	4.9%	10,069	3.8%	14,044	5.0%
Cost of services	58,639	68.1%	63,871	65.9%	179,998	67.8%	190,113	67.4%
Gross profit	27,411	31.9%	33,003	34.1%	85,633	32.2%	92,085	32.6%
Operating expenses:
General and administrative expenses (2)	21,831	25.4%	20,300	21.0%	65,297	24.6%	63,636	22.6%
Depreciation and amortization	1,498	1.7%	1,764	1.8%	4,459	1.7%	5,439	1.9%
Operating income	4,082	4.7%	10,939	11.3%	15,877	6.0%	23,010	8.2%
Interest and other expense, net	725	0.8%	145	0.1%	1,416	0.5%	361	0.1%
Income from continuing operations before income taxes	3,357	3.9%	10,794	11.1%	14,461	5.4%	22,649	8.0%
Income tax provision	1,362	1.6%	4,441	4.6%	5,870	2.2%	9,241	3.3%
Income from continuing operations	1,995	2.3%	6,353	6.6%	8,591	3.2%	13,408	4.8%
Income from operations of discontinued subsidiary, net of income taxes	—	—	187	0.2%	—	—	618	0.2%
Net income	$1,995	2.3%	$6,540	6.8%	$8,591	3.2%	$14,026	5.0%

(1)          Includes $0 and $3.1 million of restructuring charges in connection with our 2007 value recovery plan in the three and nine months ended September 30, 2007, respectively.

(2)          Includes $0 and $0.9 million of restructuring charges in connection with our 2007 value recovery plan in the three and nine months ended September 30, 2007, respectively. Includes a $0.5 million benefit from the reversal of restructuring charges in connection with our 2007 value recovery plan in the three and nine months ended September 30, 2008.

Revenues and cost of services

The following table sets forth the consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for LECG for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$83,221	$92,104	$(8,883)	-9.6%	$255,751	$268,103	$(12,352)	-4.6%
Reimbursable revenues	2,829	4,770	(1,941)	-40.7%	9,880	14,095	(4,215)	-29.9%
Revenues	86,050	96,874	(10,824)	-11.2%	265,631	282,198	(16,567)	-5.9%
Direct costs (1)	55,581	59,132	(3,551)	-6.0%	169,929	176,069	(6,140)	-3.5%
Reimbursable costs	3,058	4,739	(1,681)	-35.5%	10,069	14,044	(3,975)	-28.3%
Cost of services	58,639	63,871	(5,232)	-8.2%	179,998	190,113	(10,115)	-5.3%
Gross profit	$27,411	$33,003	$(5,592)	-16.9%	$85,633	$92,085	$(6,452)	-7.0%
Gross margin	31.9%	34.1%	-2.2%		32.2%	32.6%	-0.4%

Billable headcount, period average	786	876	-90	-10.3%	786	932	-146	-15.7%
Average billable rate	$335	$310	$25	8.1%	$338	$305	$33	10.8%
Jr./Sr. staff paid utilization rate	75.0%	76.2%	-1.2%		74.3%	71.7%	2.6%

Estimate of unrealizable revenue	$2,754	$4,043	$(1,289)	-31.9%	$10,860	$12,415	$(1,555)	-12.5%
% of fee-based revenue recognized	3.2%	4.2%	-1.0%		4.1%	4.4%	-0.3%

(1)          Includes $0 and $3.1 million of restructuring charges in connection with our 2007 recovery plan in the three and nine months ended September 30, 2007, respectively.

Revenues

The decrease in fee-based revenues, net for the three months ended September 30, 2008 was primarily the result of a 10.3% decrease in average billable headcount and a 1.2% decrease in staff utilization, partially offset by an 8.1% increase in the average billable rate.  Average billable headcount decreased by 90 from the third quarter of 2007 to the third quarter of 2008 due primarily to terminations in connection with our 2007 value recovery plan and voluntary attrition. The increase in the average billable rate was due primarily to billing rate increases at the beginning of 2008 and changes in the mix of billable hours to higher bill rate experts.

The decrease in fee-based revenues, net for the nine months ended September 30, 2008 was primarily the result of a 15.7% decrease in average billable headcount, partially offset by a 10.8% increase in the average billable rate and a 2.6% increase in staff utilization.  Average billable headcount decreased by 146 from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 due primarily to terminations in connection with our 2007 value recovery plan and voluntary attrition.  The increase in the average hourly billing rate was due to billing rate increases and changes in the mix of billable hours to higher bill rate experts.

The $1.3 million decrease in our estimate of unrealizable revenue for the three months ended September 30, 2008 was due to a decrease in our historical trailing 12 months write offs, which is the basis of our estimate, and a 10.6% decrease in gross fee-based revenue.  The $1.6 million decrease in our estimate of unrealizable revenue for the nine months ended September 30, 2008 was due to a decrease in our historical trailing 12 months write offs and a 5.0% decrease in gross fee-based revenue.

Our organic revenue, which we define as expert and professional staff revenue excluding a pro-rata portion of annual revenue recognized by acquired businesses in the 12-months prior to acquisition, decreased 9.6% and 5.3% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  These decreases were due primarily to a decrease in the average billable headcount for the two periods which resulted from terminations in connection with our 2007 recovery plan and voluntary attrition.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three months and nine months ended September 30, 2008 versus the same periods in 2007.

Revenues from our international operations were $19.6 million in the three months ended September 30, 2008, which represents 23% of total revenue as compared to 16% of total revenue in the same period of 2007. In the three months ended September 30, 2008 our international operations revenue increased by $4.2 million, or 28% as compared to the same period in 2007, primarily due to increased business activity in Europe and Asia-Pacific period over period.

Revenues from our international operations were $59.8 million in the nine months ended September 30, 2008, which represents 23% of total revenue as compared to 16% of total revenue in the nine months ended September 30, 2007.  In the nine months ended September 30, 2008 our international operations revenue increased by $14.4 million, or 32% as compared to the same period in 2007, primarily due to increased business activity primarily in Europe and to a lesser extent in Asia-Pacific period over period.

Cost of services

The decrease in direct costs for the three months ended September 30, 2008 compared to the same period in 2007 resulted from a 10.3% reduction in headcount in connection with our 2007 value recovery plan and voluntary attrition.  Decreased salary costs for professional staff and decreased compensation earned by at-risk and gross margin model experts were partially offset by increased salary and related costs for newly hired experts on the salary/bonus compensation model.  Also offsetting the decrease in direct costs was an increase in signing, retention and performance bonus amortization of $1.4 million which was due to the capitalization and the resulting additional amortization of bonuses since September 30, 2007, including $19.8 million of retention bonuses paid to two experts.

The decrease in direct costs for the nine months ended September 30, 2008 compared to the same period in 2008 resulted from a 15.7% reduction in headcount in connection with our 2007 value recovery plan and voluntary attrition.  Decreased salary costs for professional staff and decreased compensation earned by at-risk experts were partially offset by an increase in salary and related costs for newly hired experts on the salary/bonus compensation model.  Also offsetting the decrease in direct costs was an increase in signing, retention and performance bonus amortization of $3.6 million which was due to the capitalization and the resulting additional amortization of bonuses since September 30, 2007, including $19.8 million of retention bonuses paid to two experts.

We granted approximately 1.2 million restricted stock units and/or shares to certain experts on May 15, 2008 under a new equity initiative implemented during the second quarter 2008.  In both the three and nine months ended September 30, 2008, equity compensation increased by $0.4 million

Reimbursable costs decreased primarily due to lower out-of-pocket expenses for matters worked on during the three and nine months ended September 30, 2008 compared to the same periods in 2007.

Gross margin

The 2.2% decrease in our gross margin to 31.9% in the third quarter 2008 compared to 34.1% in the same period in 2007 was primarily due to a 9.6% decrease in fee-based revenues, net and a 6.0% decrease in direct costs.  The decrease in direct costs included a $5.4 million decrease in expert and professional staff compensation offset by a $1.8 million increase in signing, performance and retention bonus amortization and equity-based compensation.

The 0.4% decrease in our gross margin to 32.2% in the nine months ended September 30, 2008 compared to 32.6% in the same period of 2007 was primarily due to 4.6% decrease in fee-based revenues, net and a 3.5% decrease in direct costs.  The decrease in direct costs included a $7.0 million decrease in expert and professional staff compensation and reflects the $3.1 million in restructuring charges in 2007 partially offset by a $4.0 million increase in signing, performance and retention bonus amortization and equity-based compensation.

Segment results

Economics Services

The following table sets forth the revenues, cost of services, gross profit and gross margins, and certain operating metrics for our Economic Services segment for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$36,658	$41,040	$(4,382)	-10.7%	$114,280	$116,197	$(1,917)	-1.6%
Reimbursable revenues	745	1,360	(615)	-45.2%	3,558	4,272	(714)	-16.7%
Revenues	37,403	42,400	(4,997)	-11.8%	117,838	120,469	(2,631)	-2.2%
Direct costs (1)	23,525	27,331	(3,806)	-13.9%	74,557	78,010	(3,453)	-4.4%
Reimbursable costs	945	1,368	(423)	-30.9%	3,818	4,234	(416)	-9.8%
Cost of services	24,470	28,699	(4,229)	-14.7%	78,375	82,244	(3,869)	-4.7%
Gross profit	$12,933	$13,701	$(768)	-5.6%	$39,463	$38,225	$1,238	3.2%
Gross margin	34.6%	32.3%	2.3%		33.5%	31.7%	1.8%

Billable headcount, period average	296	314	-18	-5.7%	301	314	-13	-4.1%
Average billable rate	$358	$337	$21	6.2%	$364	$337	$27	8.0%
Jr./Sr. staff paid utilization rate	78.2%	80.0%	-1.8%		77.7%	77.4%	0.3%

Estimate of unrealizable revenue	$1,067	$1,590	$(523)	-32.9%	$4,743	$4,506	$237	5.3%
% of fee-based revenue recognized	2.8%	3.7%	-0.9%		4.0%	3.7%	0.3%

(1)          Includes $0 and $0.2 million of restructuring charges in connection with our 2007 recovery plan in the three and nine months ended September 30, 2007, respectively.

Revenues

The decrease in fee-based revenues, net for the three months ended September 30, 2008 compared to the same period in 2007 was primarily the result of a 5.7% decrease in the average billable headcount and a 1.8% decrease in professional staff utilization, partially offset by a 6.2% increase in the average billable rate.  Average billable headcount decreased by 18 for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 due primarily to the 2007 value recovery plan.

The decrease in fee-based revenues, net for the nine months ended September 30, 2008 was the result of a 4.1% decrease in the average billable headcount partially offset by an 8.0% increase in the average billable rate.  Average billable headcount decreased by 13 for the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to the 2007 value recovery plan.

The $0.5 million decrease in our estimate of unrealizable revenue for the three months ended September 30, 2008, was primarily due to a decrease in our historical trailing 12 months write offs, which is the basis of our estimate, and a decrease in our gross fee-based revenue.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three and nine months ended September 30, 2008 compared to the same periods in 2007.

Cost of services

The decrease in direct costs in the three months ended September 30, 2008 compared to the same period in 2007 was driven by a $4.7 million decrease in expert and professional staff compensation partially offset by a $0.9 million increase in non-cash compensation.  The decrease in expert and professional staff compensation was primarily driven by lower billable headcount as a result of our 2007 value recovery plan, and lower compensation earned by at-risk experts.  The $0.9 million increase in signing, retention and performance bonus amortization was primarily due to the capitalization of signing, retention and performance bonuses paid since September 30, 2007, including a $10.0 million retention bonus paid to a key expert, and the resulting additional amortization.

The decrease in direct costs for the nine months ended September 30, 2008 compared to the same period in 2007 was driven by a $5.5 million decrease in expert and professional staff compensation, and a $0.2 million decrease in restructuring charges related to the termination of 13 billable headcount in connection with our 2007 value recovery plan, partially offset by a $2.2 million increase in non-cash compensation.  The decrease in expert and professional staff compensation was primarily driven by lower billable headcount and lower compensation earned by at-risk experts partially offset by increased compensation for certain experts on the gross margin model. The $2.4 million increase in signing, retention and performance bonus amortization was primarily due to the capitalization of signing, retention and performance bonuses paid since September 30, 2007, including a $10.0 million retention bonus paid to a key expert, and the resulting additional amortization. Equity-based compensation decreased by $0.2 million due to the expiration of vesting periods for certain options largely offset by increased compensation for new equity compensation grants in May 2008.

Reimbursable costs decreased $0.4 million primarily due to lower out-of-pocket expenses for matters worked on during each of the three and nine months ended September 30, 2008 compared to the same period in 2007.

Gross margin

The 2.3% increase in our gross margin to 34.6% in the third quarter of 2008 compared to 32.3% in the same period of 2007 was primarily due to a 10.7% decrease in fee-based revenues, net and a 13.9% decrease in direct costs.  The $3.8 million decrease in direct costs reflected a $4.7 million decrease in expert and professional staff compensation partially offset by a net increase of $0.9 million in signing, retention, and performance amortization and equity-based compensation.

The 1.8% increase in our gross margin to 33.5% in the nine months ended September 30, 2008 compared to 31.7% in the same period of 2007 was primarily due to a 1.6% decrease in fee-based revenues, net and a decrease of 4.4% in direct costs.  The $3.5 million decrease in direct costs reflected a $5.5 million decrease in expert and professional staff compensation and a $0.2 million decrease in restructuring charges, offset by an increase of $2.2 million in signing, retention and performance bonus amortization and equity-based compensation.

Finance and Accounting Services

The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Finance and Accounting Services segment for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$46,563	$51,064	$(4,501)	-8.8%	$141,471	$151,906	$(10,435)	-6.9%
Reimbursable revenues	2,084	3,410	(1,326)	-38.9%	6,322	9,823	(3,501)	-35.6%
Revenues	48,647	54,474	(5,827)	-10.7%	147,793	161,729	(13,936)	-8.6%
Direct costs (1)	32,056	31,801	255	0.8%	95,372	98,059	(2,687)	-2.7%
Reimbursable costs	2,113	3,371	(1,258)	-37.3%	6,251	9,810	(3,559)	-36.3%
Cost of services	34,169	35,172	(1,003)	-2.9%	101,623	107,869	(6,246)	-5.8%
Gross profit	$14,478	$19,302	$(4,824)	-25.0%	$46,170	$53,860	$(7,690)	-14.3%
Gross margin	29.8%	35.4%	-5.6%		31.2%	33.3%	-2.1%

Billable headcount, period average	490	562	-72	-12.8%	486	618	-132	-21.4%
Average billable rate	$319	$292	$27	9.2%	$320	$285	$35	12.3%
Jr./Sr. staff paid utilization rate	72.9%	74.0%	-1.1%		72.1%	68.7%	3.4%

Estimate of unrealizable revenue	$1,687	$2,453	$(766)	-31.2%	$6,117	$7,909	$(1,792)	-22.7%
% of fee-based revenue recognized	3.5%	4.6%	-1.1%		4.1%	4.9%	-0.8%

(1)          Includes $0 and $2.9 million of restructuring charges in connection with the 2007 recovery plan during the three and nine months ended September 30, 2007, respectively.

Revenues

The decrease in fee-based revenues, net for the three months ended September 30, 2008 compared to the same period in 2007 was primarily the result of a 12.8% decrease in the average billable headcount and a 1.1% decrease in staff utilization, partially offset by a 9.2% increase in the average billable rate.  Average billable headcount decreased by 72 for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007, due primarily to terminations in connection with the 2007 recovery plan and voluntary attrition. The increase in the average billable rate was caused by billing rate increases at the beginning of 2008 and an increase in expert versus professional staff billable hours.

The decrease in fee-based revenues, net for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily the result of a 21.4% decrease in the average billable headcount, partially offset by a 12.3% increase in the average billable rate and a 3.4% increase in staff utilization.  Average billable headcount decreased by 132 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to terminations in connection with the

2007 recovery plan and voluntary attrition.  The increase in the average billable rate was caused by billing rate increases at the beginning of 2008 and an increase in expert versus professional staff billable hours.

The $0.8 and $1.8 million decreases in our estimate of unrealizable revenue for the three and nine months ended September 30, 2008, respectively, was primarily due to a decrease in our historical trailing 12 months write offs, which is the basis of our estimate, and an 9.8% and a 7.7% decrease in gross fee-based revenue, respectively.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three and nine months ended September 30, 2008.

Cost of services

The increase in direct costs for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to a $0.9 million increase in non-cash equity based compensation and bonus amortization, partially offset by a $0.6 million decrease in expert and professional staff compensation.  The $0.5 million increase in signing, retention and performance bonus amortization was primarily due to the capitalization of bonuses recognized since September 30, 2007, including a $9.8 million retention bonus to a key expert, and the resulting additional amortization   The $0.4 million increase in equity-based compensation expense is due to expense associated with restricted stock grants made to certain experts on May 15, 2008 under a new equity initiative implemented during the second quarter 2008, as well as other grants made since September 30, 2007.  The $0.6 million decrease in expert and professional staff compensation was due to decreased salary costs as a result of headcount terminations in connection with our 2007 value recovery plan and voluntary attrition as well as decreased compensation earned by certain experts on the gross margin model, partially offset by increased compensation earned by at-risk experts, and salary and related costs for newly hired experts.

The decrease in direct costs for the nine months ended September 30, 2008 compared to the same period in 2007 was due to a $2.9 million reduction in restructuring charges related to the termination of 132 billable headcount in connection with our 2007 value recovery plan and a $1.6 million decrease in expert and professional staff compensation costs, partially offset by a $1.2 million increase in signing, retention and performance bonus amortization and a $0.6 million increase in equity-based compensation.  The decrease in expert and professional staff compensation is due to decreased salary costs as a result of headcount terminations in connection with our 2007 value recovery plan and voluntary attrition, partially offset by increased compensation earned by at-risk experts, an increase in bonus compensation for salaried and professional staff due to higher performance-based arrangements based on utilization targets, and salary and related costs for newly hired experts.  The increase in signing, retention and performance bonus amortization is primarily due to the capitalization of bonuses recognized since September 30, 2007, including a $9.8 million retention bonus paid to one expert, and the resulting additional amortization.  The increase in equity-based compensation expense is due to expense associated with restricted stock grants made to certain experts on May 15, 2008 under a new equity initiative implemented during the second quarter 2008, as well as other grants made since September 30, 2007.

Reimbursable costs decreased primarily due to lower out-of-pocket expenses for matters worked on during the three and nine months ended September 30, 2008.

Gross margin

The 5.6% decrease in the gross margin to 29.8% in the three months ended September 30, 2008 from 35.4% in the same period of 2007 is primarily due to an 8.8% decrease in fee-based revenues, net with a 0.8% increase in direct costs.  The $0.3 million increase in direct costs includes a $0.9 million increase in signing, retention and performance bonus amortization and equity-based compensation, partially offset by a $0.6 million decrease in expert and professional staff compensation.

The 2.1% decrease in the gross margin to 31.2% in the nine months ended September 30, 2008 from 33.3% in the same period of 2007 is primarily due to a 6.9% decrease in fee-based revenues, net with a 2.7% decrease in direct costs.  The $2.7 million decrease in direct costs is comprised of a $2.9 million reduction in restructuring charges related to the termination of 132 billable headcount in connection with our 2007 value recovery plan and a $1.6 million decrease in expert and professional staff compensation costs, partially offset by a $1.8 million increase in signing, retention and performance bonus amortization and equity-based compensation.

Operating expenses

The following table sets forth our operating expenses for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands)
General and administrative expenses	$21,831	$20,300	1,531	7.5%	$65,297	$63,636	$1,661	2.6%
Depreciation and amortization	1,498	1,764	(266)	-15.1%	4,459	5,439	(980)	-18.0%
Total operating expenses	$23,329	$22,064	$1,265	5.7%	$69,756	$69,075	$681	1.0%

Our general and administrative expenses are comprised of compensation costs for our administrative staff, including salaries, bonuses, benefit costs and equity-based compensation; facility costs; legal, accounting and financial advisory fees; recruiting and training costs; marketing and advertising costs; travel expenses incurred by management; costs related to computers, telecommunications and supplies; and other operating expenses.

The increase in general and administrative expenses for the three months ended September 30, 2008 compared to the same period in 2007 was primarily the result of $0.5 million or 5.6% increase in compensation, a $0.8 million or 87.5% increase in recruiting and training costs, a $0.6 million or 53.9% increase in marketing expense, partially offset by a $0.5 million benefit from the reversal of a restructuring liability related to closure of a facility in 2007.

The increase in compensation was primarily due to increased health insurance premiums. Recruiting and training costs increased period over period in connection with hiring experts and professional staff. In 2007, hiring and training efforts were suspended due to our 2007 value recovery plan. We anticipate incurring additional fees for recruiting as we hire experts and professional staff in practice areas consistent with our strategic plan. Marketing and related costs increased primarily due to increased events and conferences costs, and business development costs incurred to generate new business, public relations and branding initiatives designed to increase the awareness of the LECG brand, partially offset by decreases in website development costs. In September 2008, we sublet a facility earlier and on more favorable terms than originally estimated. As a result we reversed, as a credit to general and administrative expenses, the remaining $0.5 million of this restructuring liability during the third quarter of 2008.

The increase in general and administrative expenses for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily the result of a $1.7 million or 57.7% increase in recruiting and training costs, a $1.2 million or 29% increase in marketing expense, partially offset by a $1.4 million change in restructuring charges. Recruiting and training fees increased primarily due to increased hiring activities over 2007. Marketing and related costs increased primarily due to increased events and conferences costs, and business development costs incurred to generate new business, public relations and branding initiatives designed to increase the awareness of the LECG brand, partially offset by decreases in website development and advertising costs. General and administrative expenses included a $0.5 million benefit from the reversal of restructuring charges due to the sublease of a facility earlier and on more favorable terms than originally estimated in the nine month period ended September 30, 2008 compared to a $0.9 million of restructuring charges in the nine month ended September 30, 2007 in connection with our 2007 value recovery plan.

The decrease in depreciation and amortization for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to the full amortization during 2008 of certain intangible assets acquired in connection with the acquisitions of CFES, Mack Barclay, Neilson Elggren and Secura.

Interest and other expenses, net

The following table sets forth our Interest and other expense (income), net for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands)
Interest and other expense, net	$725	$145	$580	400.0%	$1,416	$361	$1,055	292.2%

The increase in interest and other expense, net in the three months ended September 30, 2008 compared to the same period in 2007 is due to net mark-to-market losses on our deferred compensation plan assets and liabilities of $0.5 million, and a $0.1 million increase in foreign currency loss.

The increase in interest and other expense, net in the nine months ended September 30, 2008 compared to the same period in 2007 is due to net mark-to-market losses on our deferred compensation plan assets and liabilities of $0.9 million, and a $0.2 million increase in interest expense primarily due to higher borrowings on our line of credit.

Income tax provision

The following table sets forth our Income tax provision for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
	($ in thousands)
Income tax provision	$1,362	$4,441	(3,079)	-69.3%	$5,870	$9,241	(3,371)	-36.5%

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. We estimate that our annual effective tax rate for 2008 will be 40.6%, which is a slight increase over the prior year estimated effective tax rate of 40.8%. The decrease in the income tax provision from the three and nine months ended September 30, 2007 compared to the same periods in 2008 is due to decreased income from continuing operations

Discontinued operations

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

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Revenues	$2,775	$8,236
Income from operations of discontinued subsidiary before income taxes	$316	$1,044
Income tax provision	129	426
Income from operations of discontinued subsidiary, net of income taxes	$187	$618

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had $12.3 million in cash and cash equivalents, primarily held in money market accounts. Our principal financing need continues to be funding the growth of our operations, including our current operating lease commitments, performance bonuses, performance-based purchase price payments related to prior acquisitions, and to a lesser extent, funding retention and signing bonuses and strategic acquisitions. Important elements of our business include the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas. We expect to continue to recruit and hire top-level experts and talented professional staff in order to deepen our existing service offerings through a mix of individual hires, group hires and acquisitions.

Our current sources of liquidity are our cash on hand, cash generated by our operations, and our revolving credit facility, which expires December 2011. The current borrowing capacity of our credit facility is $100 million, of which $25 million can be used to secure letters of credit. The credit arrangement includes the option, subject to conditions, to increase the line to $200 million over the life of the facility. At September 30, 2008, we had no outstanding borrowings under our revolving credit facility and we had outstanding letters of credit of $1.5 million.

Cash flows

	Nine months ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,566)	$5,952
Investing activities	(6,539)	(22,489)
Financing activities	149	3,174
Effect of exchange rates on changes in cash	(341)	422
Net decrease in cash and cash equivalents	$(9,297)	$(12,941)

Operating activities

Net cash used in operations in the nine months ended September 30, 2008 was $2.6 million, compared to $6.0 million provided by operations in the nine months ended September 30, 2007. The increase in cash used in operations over the prior period was primarily due to a $4.4 million increase in other assets, a $8.7 million decrease in accrued compensation, a $6.5 million decrease in income taxes, and partially offset by a $3.5 million decrease in accounts receivable and a $4.1 million decrease in accounts payable and accrued liabilities. Significant sources of cash provided by operations in the nine months ended September 30, 2008 were net income of $8.6 million, and the add-back of $21.9 million of non-cash expenses.  Significant uses of cash in our operations in the nine months ended September 30, 2008 were: $8.4 million increase in our accounts receivable, $15.0 million increase of signing, retention and performance bonuses paid during the period, $3.7 million net decrease in accrued compensation, accounts payable and other accrued liabilities, $3.9 million increase in other assets, and $1.6 million decrease in income taxes. The increase in other assets during the reported period is primarily related to the $3.3 million payment made to the Argentine tax authority, which was recorded as a non-current other receivable. See Note 9, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information related to this payment

Signing, retention and performance bonuses have been an integral part of our recruitment and retention effort, and amounts paid in future periods to recruit and retain top level talent may continue to be a significant use of our cash. Substantially all of the signing, retention and performance bonuses have contractual vesting periods ranging from one to 15 years, through which we are entitled to recover the signing bonus on a pro rata basis in the event the recipient voluntary leaves or is terminated for cause prior to the end of the vesting period. However, the maximum vesting period for expense amortization purposes is seven years.

For the nine months ended September 30, 2007, significant sources of cash provided by operations were from net income of $14.0 million and the add-back of $19.8 million of non-cash expenses. Cash used in operations included an increase in accounts receivable of $11.9 million and payments of $19.9 million for signing and performance bonuses in the nine months ended September 30, 2007.

Investing activities

Net cash used in investing activities was $6.5 million for the nine months ended September 30, 2008 as compared to $22.5 million for the nine months ended September 30, 2007. The $16.0 million decrease is primarily related to the $14.4 million decrease in business acquisition payments year over year as outlined in the table below (in thousands):

	Nine months ended September 30,
	2008	2007
Payment in connection with acquisitions (net of cash acquired and including transaction costs):
Secura	$—	$9,196

Performance based payments:
Mack Barclay	2,300	1,845
EA	—	1,863
CFES	—	1,856
LRTS	515	847
WAG	—	1,227
Cook	171	243
Neilson Elggren	1,510	1,234
Lancaster	240	372
Beach	—	500
Total payments	4,736	9,987
Total acquisition related payments	$4,736	$19,183

Investing activities in the nine months ended September 30, 2008 and 2007, also included investment in property and equipment of $2.2 million and $3.3 million, respectively, primarily related to hardware and software additions. Investing activities in the nine months ended September 30, 2008 also included $0.4 million of payments received on our note receivable in connection with the sale of our wholly-owned subsidiary SVEWG, Inc. on December 31, 2007.

Financing activities

We borrowed and repaid $55.0 million under our revolving credit line during the nine months ended September 30, 2008.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $3.2 million, consisting primarily of $10.0 million of borrowings under our revolving line of credit offset by repayment of $10.0 million, $1.8 million of proceeds from the exercise of stock options and $1.2 million of excess tax benefits from equity based compensation.

Commitments related to acquisitions and certain experts

We have made commitments in connection with certain expert agreements and our business acquisitions that require us to make additional bonus compensation payments and purchase price payments if specified performance targets are achieved. In connection with the hiring of certain experts in March 2004, we paid performance and retention bonuses totaling $5.5 million in 2008, and, if specified performance targets are achieved prior to March 2011, we will make additional performance bonus payments of up to $2.5 million. The bonus payments totaling $2.5 million are subject to amortization from the time the bonus is earned through March 2011, and the remaining bonus payments totaling $3.0 million are subject to amortization from the time the bonus is earned through March 2014. In connection with the hiring of certain experts in August 2006, if specified performance targets are achieved by December 2011, we will make performance bonus payments of up to $6.0 million. All such performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

In September 2008, we entered into an amendment to the BMB Mack Barclay, Inc. asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $4.7 million by July 2011, if certain performance targets were achieved through April 2011. Under the terms of the amendment, we will make guaranteed payments totaling $4.1 million, of which $3.0 million is due December 31, 2008 and the remaining $1.1 million is due July 1, 2010.

In November 2008, we entered into an amendment to the Bates Private Capital Inc. asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $4.9 million by September 2011, if certain performance targets were achieved through July 2011. Under the terms of the amendment, we will make guaranteed payments totaling $3.9 million, of which $2.0 million was paid on November 3, 2008 and the remaining $1.9 million is due on January 15, 2009.

The following table summarizes commitments in connection with our acquisitions as of September 30, 2008 (in thousands):

		Accrued
		purchase	Potential	Date
		price	remaining	of final
	Acquisition	payable at	purchase	potential
	Date	9/30/2008 (1)	price (2)	payment (3)

Secura	Mar-07	$—	$2,500	Dec-10
Mack Barclay	May-06	4,055	—	—
Lancaster	Dec-05	—	738	Mar-10
Neilson Elggren	Nov-05	—	2,506	Oct-10
Bates	Aug-05	1,283	3,667	Sep-11
Cook	Mar-05	—	600	Mar-09
EA	Mar-04	—	2,000	Mar-09
LRTS	Mar-04	(29)	836	Apr-09
Total additions		$5,309	$12,847

(1)                                  Included in “Payable for business acquisitions” on our condensed consolidated balance sheet.

(2)                                  Represents additional purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

(3)                                  Represents final date of any potential payment.

Tax contingencies

In February 2008, the Argentine tax authority (“AFIP”) completed their audit of the 2003 and 2004 tax returns of our branch office, LECG Buenos Aires’ (“LECG BA”), and issued a notice in which the AFIP disallowed deductions claimed for those years for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and imposed withholding taxes on certain payments for such services made by LECG BA to LECG LLC, our direct U.S. parent company. In response to this notice, we elected to pay the Argentine government $1.5 million for potential tax deficiencies and $1.0 million for potential interest in order to avoid the accrual of additional interest, while reserving its right to defend our position in Argentine tax court.

We received two additional notices of potential withholding tax deficiencies in April 2008 and October 2008, related to May 2005 payments by LECG BA to the U.S. parent company.  We elected to pay the Argentine government $0.5 million for potential withholding tax deficiencies and $0.3 million for potential interest related to the April 2008 notice in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine Tax Court. With the October 2008 notice, the AFIP imposed an additional $0.3 million of withholding deficiencies related to the May 2005 payments. We believe it does not owe this additional amount and is still evaluating its response to the AFIP.

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

Amounts paid in connection with these potential income and withholding tax deficiencies would qualify for a foreign tax credit on LECG’s U.S. tax return and would result in a deferred tax asset on LECG’s balance sheet, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the 10-year expiration period. We may receive additional notices for income and withholding tax deficiencies related to its 2005 and 2006 tax returns and cash payments made to the U.S. parent company from June 2005 to December 2007, for the same issues noted by the Argentine tax authority during their audit of the 2003 and 2004 tax returns. We may also be assessed additional penalties if the Company is unable to successfully defend its position. We believe that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, we have not recognized any additional tax liabilities in connection with this matter at September 30, 2008.

Revolving credit facility

As of September 30, 2008, our revolving credit facility provides for current borrowings up to $100 million, of which $25 million is available for letters of credit. Borrowings under the facility are guaranteed by LECG Corporation and its domestic subsidiaries. The facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the facility to $200 million over the life of the facility, which expires in December 2011. The facility also requires us to pay annual commitment fees on the unused portion of the facility of 0.10%-0.20% based on total debt to EBITDA ratio. As of September 30,

2008, we had no outstanding borrowings under the facility, and we had $1.5 million in letters of credit. The interest rate in effect for facility at September 30, 2008 was 5.0%. The borrowing arrangements contains non-financial and financial covenants, including leverage and debt coverage ratios as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period. We were in compliance with these covenants as of September 30, 2008.

Future needs

We believe funds generated by our operations and the amounts available to us under our revolving credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months. Cash payments for signing, retention and performance bonuses and for additional purchase price from past business acquisitions could materially affect our anticipated cash needs, as we may continue to use signing, retention and performance bonuses to recruit and retain high level expert talent, and we may continue to achieve performance targets contained in our business acquisition agreements. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of September 30, 2008, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Currency risk

We currently have operations in Argentina, Australia, Belgium, Canada, France, Italy, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation loss of approximately $1.7 million and $1.1 million in the three and nine months ended September 30, 2008, respectively. Our realized foreign transaction gains and losses were immaterial in the three and nine months ended September 30, 2008.

At September 30, 2008, we had U.S. dollar equivalents of approximately $6.3 million in net assets with a Canadian Dollar functional currency, $6.3 million in net assets with a Euro functional currency, $3.9 million in net assets with a Argentine peso functional currency, $2.3 million in net assets with a United Kingdom pound sterling functional currency, and $0.9 million in net assets with a New Zealand dollar functional currency.

If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended, as of the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective.

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

Quarterly evaluation of changes in internal controls over financial reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management has concluded that there was no such change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is likely to materially affect, our internal control over financial reporting and disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts. This action arises out of our hiring of a professional in March 2004 who was formerly employed by NERA. The complaint alleges that during and after his employment with NERA, this expert violated contractual commitments and fiduciary duties to NERA. The complaint further alleges that we interfered with NERA’s contractual relations and advantageous business relationship, misappropriated confidential business information and goodwill, and engaged in unfair and deceptive trade practices. The complaint asks for unspecified damages and disgorgement of wrongful gain, invalidation of an indemnification agreement provided to this expert by us and contains a demand for a jury trial.

In August 2004, we served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. We have filed an answer to the complaint denying the substantive allegations of the complaint and expert discovery in the case has been completed.  We and one of our experts filed a motion for summary judgment.  In September, 2008, the court granted our motion for summary judgment in full; and denied in part and granted in part the expert’s motion for summary judgment.  NERA has indicated its intent to file a motion for reconsideration of the court’s ruling. We are not able to determine the outcome or resolution of the complaint, or to estimate the amount or potential range of loss with respect to this complaint.

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

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 13% of our revenues for the nine months ended September 30, 2008 and 2007. If any of these individuals or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results. In addition, if we are unable to retain groups of experts and their staff associated with an acquisition, this could materially harm our business and financial results.

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

As of September 30, 2008, our goodwill asset totaled $114.1 million, which represented approximately 32% of our total assets at that date. This goodwill asset is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at the reporting unit level at least annually and whenever significant changes in events or circumstances indicate that the carrying value may not be recoverable. In general, this means that we must determine whether the implied fair value of the goodwill asset assigned to each reporting unit is at least equal to its carrying value. If the implied fair value of the goodwill is less than its carrying value, we are required to recognize the impairment charge for the excess goodwill as an operating expense.  Our annual impairment test is performed during the fourth quarter of each year using an October 1st measure date.

Factors that we consider important in determining whether to perform an impairment review, on a date other than October 1st, include significant underperformance relative to forecasted operating results, significant negative industry or economic trends and permanent declines in our stock price and related market capitalization. If we determine that the carrying value of goodwill may not be recoverable, we will then assess impairment based on a projection of discounted future cash flows of each reporting unit, or some other fair value measurement such as the quoted market price of our stock and the resulting market capitalization, and measure the amount of impairment based on the difference between its carrying value and fair value.

However, goodwill impairment analysis and measurement is a highly subjective process which requires significant management judgment. A drop in our stock price and resulting decrease in our market capitalization could be an indicator of goodwill impairment if we determined that the decline in our stock price was other than temporary. We will continue to monitor our market capitalization for evidence of a permanent decline. However, we cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in our market capitalization will not result in an impairment charge or charges in future periods, which could adversely affect our results of operations for those periods.

As disclosed in Note 5, in Notes to Condensed Consolidated Financial Statements in this Form 10-Q, we reorganized our internal management and reporting structure during the second quarter of 2008. In conjunction with this organizational change, we reassessed our previously identified reporting unit (a single unit at the enterprise level) under SFAS No. 142 and determined that for goodwill impairment testing purposes, the 11 components of our business meet the criteria outlined in paragraph 30 of SFAS No. 142 necessary to be aggregated into two reporting units. These two reporting units correspond to our two operating segments: Economics Services and Finance and Accounting Services. Determining the relative fair value of each reporting unit, and any future fair value analyses, is a highly subjective process requiring significant management judgment and reliance upon a number of qualitative and quantitative factors, and is based upon estimates including operating results, business plans, economic projections, anticipated future cash flows, and market place data. There are inherent uncertainties related to these qualitative factors, estimates and judgments, and in applying them to the determination of each reporting unit’s relative fair value. Actual future results or changes to these qualitative and quantitative factors, estimates and judgments could result in impairment to one or both of our reporting units in a future period.

If we are unable to manage the growth of our business successfully, our financial results and business prospects could suffer.

Since 2003 we have experienced significant growth in the number of our experts and professional staff. We also expanded our practice areas and opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. In 2007 we recognized restructuring charges of $10.7 million primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past two years. We also closed eight facilities during 2007. In 2006, we experienced increased and unplanned selling, general and administrative costs.

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area accounted for 23% and 20% of our billings in the nine months ended September 30, 2008 and 2007, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 19% of our billings in the nine months ended September 30, 2008 and 2007. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We currently have operations in Argentina, Australia, Belgium, Canada, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States constituted 23% and 16% of our total revenues in the nine months of 2008 and in 2007, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We recently received three notices from the Argentine tax authorities about a potential income and withholding tax deficiency totaling $3.6 million, including potential interest, related to the 2003 and 2004 tax returns and certain payments from LECG Buenos Aires to the U.S. parent company from 2003 to May 2005. In response to these notices, we elected to pay the Argentine government $3.3 million of the $3.6 million in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We may receive additional notices for income and withholding deficiencies related to our 2005 and 2006 tax returns for the same issues noted by the Argentine tax authority during their audit of our 2003 and 2004 returns. We may also be subject to penalties if we are unsuccessful in defending our position. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. In addition to the tax dispute noted above, our international operations carry special financial and business risks, including:

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Amendments to prior acquisition agreements

In September 2008, we entered into an amendment to the BMB Mack Barclay, Inc. asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $4.7 million by July 2011, if certain performance targets were achieved through April 2011. Under the terms of the amendment, we will make guaranteed payments totaling $4.1 million, of which $3.0 million is due December 31, 2008 and the remaining $1.1 million is due July 1, 2010.

In November 2008, we entered into an amendment to the Bates Private Capital Inc. asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $4.9 million by September 2011, if certain performance targets were achieved through July 2011. Under the terms of the amendment, we will make guaranteed payments totaling $3.9 million, of which $2.0 million was paid on November 3, 2008 and the remaining $1.9 million is due on January 15, 2009.

Form of executive change of control agreement

On November 5, 2008, the Compensation Committee of the Company’s Board of Directors approved a new form of Change of Control Agreement (“COC Agreement”), which the Company expects to enter into with five of its executive officers (Michael Jeffery, Chief Executive Officer; Steven Fife, Chief Financial Officer; Tina Bussone, Head of HR & Operations; Christopher Aitken, Head of Business Development; and Deanne Tully, General Counsel) and with the heads of the Company’s two segments, Economics Services and Finance and Accounting Services.  Certain of the Company’s executive officers already had provisions in their employment arrangements relating to severance payments and other benefits that would be payable to them in the event of termination of their employment with the Company in connection with a change of control, while other executive officers and the two segment heads did not previously have such arrangements.  The new form of agreement is intended to supersede any prior arrangements, and to provide substantially the same terms to each of the five executive officers and two segment heads (each, an “executive”).

The new form of COC Agreement will define a “change of control” as (A) a transaction in which a controlling interest (51% or more) of the outstanding stock of the Company is acquired by a single acquirer, or group of acquirers working together, or (B) any transfer, sale or other disposition of all or substantially all of the assets of the Company.  The right to payments and benefits for an executive are triggered if the executive (i) is not offered a position with the Company in connection with the change of control, (ii) is terminated from employment by the Company during the twelve months following the date of the change of control, other than a termination “for cause” or as a result of a permanent disability; (iii) elects, within sixty days of the date of the change of control, not to continue in his/her position with the Company following the change of control; or (iv) the executive resigns from employment with the Company for “good reason” during the twelve months following the date of the change of control.  In any of these triggering events, the executive will be entitled to receive (a) two years base salary; (b) any guaranteed bonuses due in the year in which the change of control occurs; (c) 18 months COBRA benefits paid for by the Company; and (d) accelerated vesting of all equity grants (restricted stock, restricted stock units, stock options, etc.) then held by the executive; and any provisions for repayment to the Company of any previously paid bonuses or advances will be eliminated.  The cash payments will be made in a lump sum.  The payments and benefits will be structured to comply with Section 409A of the Internal Revenue Code, and will be reduced as necessary to avoid triggering excise taxes under Section 280G of the Internal Revenue Code.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1(a)*	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect
3.2*	Bylaws of LECG Corporation
3.4*	Articles of Organization of LECG Holding Company, LLC, a California limited liability company, as currently in effect
3.6*	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
4.1*	Form of the Registrant’s Common Stock Certificate
10.50	Restricted Stock Unit Award agreement between the Registrant and Michael J. Jeffery, effective September 2, 2008
10.51

First Amendment to Asset Purchase Agreement dated September 13, 2008, effective as of July 1, 2008, by and among LECG Corporation, LECG, LLC, MBI Liquidation Inc., a California corporation formerly known as BMB Mack Barclay, Inc., and other persons identified therein

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

LECG CORPORATION
(Registrant)

Date: November 6, 2008	/s/ Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven R. Fife
Chief Financial Officer
(Principal Financial Officer)