Form 10-K
period 2008-12-31
LECG CORP
filed 2009-03-31
CIK 1192305

Use these links to rapidly review the document
INDEX TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The approximate aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $168,556,616* (based on the closing price for the common stock on the NASDAQ Global Select Market).

         As of February 27, 2009, there were 25,559,253 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2008.

*
Excludes the common stock held by executive officers, directors and stockholders whose ownership equals or exceeds 10% of the common stock outstanding at June 30, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

INDEX

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

        The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms "believes", "expects", "will"' "could", "plans", "anticipates", "estimates", "predicts", "intends", "potential", "continue", "should", "may", or the negative of these terms or similar expressions are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that may cause actual results to differ materially from our expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business and to collect timely payment from our clients, (6) our ability to maintain our credit facility, (7) the cost and contribution of additional hires and acquisitions, (8) successful administration of our business and financial reporting capabilities, (9) potential professional liability, (10) intense competition, (11) risks inherent in international operations, and (12) risks inherent in successfully transitioning and managing our restructured business. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. "Risk Factors." We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

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

        On September 29, 2000, 35 of our experts, including four of our founding experts, with equity sponsorship led by a private equity group, executed a management buyout of substantially all of the assets and certain of the liabilities of LECG, Inc. for a purchase price of approximately $44.3 million. On November 13, 2003 we completed our initial public offering in which we issued 8,625,000 shares of our Common Stock at $17.00 per share and received net proceeds of $134.1 million. The entity that operated our business from September 2000 until the completion of the initial public offering was LECG, LLC, a limited liability company and wholly owned subsidiary of LECG Holding Company, LLC. Following completion of the initial public offering, the sole shareholder of LECG Holding Company, LLC was LECG Corporation ("LECG").

        Our total expert and professional staff headcount was 495 at December 31, 2003, and was 783 at December 31, 2008. Since August 2003, we completed 12 acquisitions in order to add expert and professional staff, to expand into new practice areas, and to strengthen our existing practice areas. We have also made individual and group hires, including experienced professionals from consulting firms, government, and educational institutions.

        Our office locations had expanded from 24 at December 31, 2003 to 31 at December 31, 2008, including 18 offices in the United States and 13 offices in 11 foreign countries.

Segments

        We have historically managed and reported our internal financial information on a consolidated, office location, and individual expert/practice group profitability basis. During 2008, we reorganized our historical practice groups and individual experts into two operating segments: Economics Services, and Finance and Accounting Services. Below is a description of our two operating segments:

  •
  Economics Services segment is composed of global competition, labor and employment, regulated industries, and securities sectors as follows:

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

  •
  Labor and employment—provides litigation support, independent expert testimony, and business advisory services, including issues of statistical liability in discrimination, wrongful termination, and wage and hour claims.

  •
  Regulated industries—provides expertise in a broad range of regulated industries, such as energy, environment and natural resources, telecommunications, transportation and financial claims.

  •
  Securities—specializes in the study of capital markets. These leading financial economists conduct independent analyses in disputes involving allegations of securities fraud, valuation of complex securities, and capital market transactions such as mergers and acquisitions.

  •
  Finance and Accounting Services segment is composed of electronic discovery, financial services, forensic accounting, healthcare, higher education, intellectual property, and international finance and accounting services sectors as follows:

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

        We present and discuss information about our internal management and reporting in the Results of Operations section and other parts of Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT FOR EXPERT SERVICES

Demand for expert services

        Management, courts, arbitration panels, tribunals, regulatory authorities, legislative bodies and boards of directors throughout the world use independent expert analysis and advice to help resolve disputes through litigation, arbitration and negotiation, as well as to understand and address the impact of regulation and legislation. These processes generate ongoing demand for original authoritative economic, financial and statistical analyses, usually irrespective of the business cycle. The credibility of expert analysis and advice is enhanced if the work is independent, is prepared by highly qualified individuals and is informed by the objective facts and circumstances concerned. Judges, jurors, arbitrators, legislators, senior executives and boards of directors tend to give greater weight to experts who do not have a vested interest in the outcome. When trying to resolve or assess important, complex issues, it is frequently insufficient to rely on already published studies. Typically, original and forensic analysis must be conducted based on specific data, documents and facts.

Dispute resolution and decision-making

        Disputes are an inherent element of the economy and generally occur regardless of the business cycle. Disputes that require expert analysis and advice typically have significant financial impact for the parties involved, and as the costs of, or potential for adverse outcomes increase, the demand for expert services grows. Expert analysis and advice can also help shape policy choices and can help guide affected parties' responses. The dispute resolution and decision-making processes can be assisted by independent, objective expert analysis of facts, data, causes and consequences.

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

Addressing client challenges

        Expert services are highly specialized and their effective delivery requires identifying individuals with substantive knowledge of the specific problems or issues under consideration, quality reputations and the ability to clearly communicate and defend analyses and advice under rigorous questioning or cross- examination. On-time performance is critical, especially when there are deadlines for reports and appearances before judges, juries, arbitrators and legislators. In addition, clients expect that experts will be efficient in leveraging the capabilities of professional staff to manage costs.

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

Representative practice area expertise

        Our experts have specific expertise in practice areas that include competition policy/antitrust; complex damages including intellectual property, environmental claims; market and regulatory design; valuation analysis; labor and employment; forensic accounting; electronic discovery, bankruptcy and securities litigation. Many of our projects span multiple practice areas, and many of our staff work in several practice areas. We have also developed new practice areas, such as labor and employment, bankruptcy and reorganization and securities litigation, as the issues facing our clients evolve and new business opportunities arise.

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

Representative clients

        We provide expert services to Fortune Global 500 corporations, major law firms and local, state and federal governments and agencies in the United States and other countries throughout the world. Our ten largest clients represented 13%, 18%, and 15% of our revenues in 2008, 2007 and 2006, respectively. No single client accounted for more than 3% of our revenues in any of those periods. We are frequently approached directly by law firms on behalf of clients to provide independent testimony, authoritative studies and/or strategic advice in matters involving litigation, arbitration, negotiation, legislation or regulation. In these cases, our engagement and billing arrangements are often with such law firms.

International operations

        We have international offices in Argentina, Australia, Belgium, Canada, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Our international revenues accounted for 23%, 17% and 14% of our consolidated revenues in 2008, 2007 and 2006, respectively. International practice areas include competition policy and antitrust, finance and damages, regulatory expertise and transfer pricing. Through our European operations, we provide law firms, businesses, regulators, and governmental agencies with independent and objective advice and analysis on matters of economics, finance and strategy. Our international experts and professional staff work across a range of industries and have particular expertise in communications and media, energy and utilities, and financial services.

        Financial information about our geographic areas and risks associated with our international operations appear in Note 16 of Notes to Consolidated Financial Statements included under "Segment Reporting" in this Form 10-K report and in Item 1A: "Risk Factors."

EMPLOYEES

        As of December 31, 2008, we had 965 employees and 82 exclusive independent contractors, consisting of 343 experts, 440 professional staff and 264 administrative staff members.

Experts and professional staff

Experts

        We classify our experts as directors or principals. As of December 31, 2008, we had 343 experts, consisting of 254 directors and 89 principals. Directors tend to be more experienced than principals, and generally have more established reputations. Directors are expected to generate more engagements than principals. Principals are hired from outside the Company or promoted from the ranks of senior professionals after they have achieved a sufficient reputation of their own and developed the ability to attract new business. Directors tend to be paid a higher percentage of their individual billings, which we refer to as pass-through rates, and may receive other forms of variable compensation not typically offered to principals. Our agreements with our directors and principals generally provide for exclusivity with us in consideration for consulting fees determined by the expert's time billed and collected, as well as project origination fees for work originated or managed by the expert. The agreements generally are terminable at will and generally do not restrict competition with us following termination. However, our agreements generally limit post-departure solicitation of certain clients and staff. From time to time, we will allow experts to accept engagements outside the firm, and we also engage experts not otherwise associated with us.

        In addition to our experts, we had affiliate relationships with more than 300 individuals, who worked with us on a non-exclusive basis during 2008. Fee-based revenue from affiliates accounted for approximately 1.4% of our revenues in 2008. We compensate these affiliates similarly to the majority of our experts; that is, they are paid upon our receipt of payment from clients.

        We offer our experts a generous compensation model, a collegial atmosphere, high autonomy and transparency of compensation through contractually agreed pass-through rates on billed and collected work, as well as project origination fees. We refer to this variable compensation as the "expert model." Under the expert model, our experts are compensated based on a percentage of their own billings, or pass-through rates, ranging from 30% to 100%, and currently average approximately 71% of their individual billings. The possibility of generous compensation is coupled with high accountability as each expert's compensation on a project is linked to our ability to collect on that project, leaving the expert at risk for payment from us. As of December 31, 2008, approximately 64% of our experts participated in this variable compensation model. We also compensate certain experts based on specified revenue and gross margin targets that are calculated and evaluated on groups of experts and staff working together throughout the year. Experts not participating in either of these variable compensation models are paid a fixed salary and are typically eligible for bonus compensation based on revenue, leverage and other criteria.

        We allow our experts to retain significant control over their time commitments. This flexibility enables our experts to pursue the educational, research, publishing and professional activities that add to their reputations and increase their value as experts.

        Our experts have entered into agreements with us in which they have agreed that they will exclusively utilize our support staff in connection with their expert services work, whenever the staff with the required level of expertise is available. In calculating incentive compensation for individual experts under the expert model, we deduct the cost of an expert's own executive assistants, employment related taxes and certain benefits, as well as a portion of the cost of business development activities. While some of our experts are exclusive independent contractors, most are our employees.

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

        Many of our competitors have significantly greater personnel, financial, technical and marketing resources as well as greater name recognition than we do. We also expect to continue to face competition from new entrants because the barriers to entry into consulting services are relatively low.

        We believe the principal competitive factors in our markets include:

  •
  reputation of the firm and experts;

  •
  client referrals;

  •
  ability to access leading experts and staff;

  •
  ability to provide project management skills;

  •
  ability to be responsive and to meet deadlines;

  •
  ability to communicate findings to relevant parties; and

  •
  fee structure.

        We believe that we compete favorably with respect to each of these factors.

AVAILABLE INFORMATION

        Our internet address is www.lecg.com. Documents we have filed with the Securities and Exchange Commission ("SEC"), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports can be accessed through the investor relations link on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

        Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against

us. Our top five experts accounted for 15%, 17% and 17% of our revenues in 2008, 2007, and 2006, respectively. If any of these individuals, our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

        In addition, if we are unable to attract, develop, and retain highly qualified experts, professional staff and administrative personnel, our ability to adequately manage and staff our existing projects and obtain new projects could be impaired, which would adversely affect our business, our financial results and our prospects for growth. Qualified professionals are in great demand, and we face significant competition for both experts and professional staff with the requisite credentials and experience. Our competition comes from other consulting firms, research firms, governments, universities and other similar enterprises. Many of these competitors may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Increasing competition for these professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations. The loss of services from, or the failure to recruit, a significant number of experts, professional staff or administrative personnel could harm our business, including our ability to secure and complete new projects.

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

  •
  general economic conditions.

        Forecasting demand for our services and managing staffing levels and transitions in the face of the uncertainties in engagement demand is quite difficult, especially during the current U.S. and European economic slow-down. If we are unable to achieve and maintain high utilization as well as maintain or increase the billing rates for our billable professional staff, our financial results could suffer materially.

We rely on our credit facility to provide us with sufficient working capital to operate our business.

        Historically, we have relied upon our revolving credit facility ("Facility") to provide us with adequate working capital to operate our business. The current economic downturn adds uncertainty to our revenue levels and cash flow from operations, which may increase our dependence on our Facility, but also increases the likelihood we may fall out of compliance with our debt covenants. Non-compliance with those covenants could result in our lenders restricting or terminating our borrowing ability, accelerating the time for repayment of outstanding borrowings, or increasing the cost of borrowing under the Facility. If our lenders reduce or terminate our access to amounts under our Facility, we may not have sufficient capital to fund our operating needs and/or we may need to secure additional financing to fund our working capital requirements or to repay outstanding debt under our Facility. Lenders may be less flexible and willing to provide waivers or to extend credit in the current economic downturn than they have been historically. We cannot be certain that we will be successful in complying with our covenants or maintaining the availability to us of amounts under our Facility or, if necessary, that we will be able to raise additional capital, or that any amount, if raised, will be sufficient to meet our cash requirements. Also, if we are not able to maintain our borrowing availability under our Facility and/or raise additional capital when needed, we may be forced to curtail our operations.

Recent turmoil in the credit markets and in the financial services industry may impact our ability to collect receivables on a timely basis and may negatively impact our cash flow.

        Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval. While the ultimate outcome of these events cannot be predicted, they could adversely impact the availability of financing and working capital to our clients and therefore adversely impact our ability to collect amounts due from such clients or cause them to terminate their contracts with us completely.

Our client projects may be terminated or initiated suddenly, which may negatively impact our financial results.

        Our projects generally center on decisions, disputes, proceedings or transactions in which clients are seeking expert advice and opinions. Our projects can terminate suddenly and without advance notice to us. Our clients may decide at any time to settle their disputes or proceedings, to abandon or defer their transactions or to take other actions that result in the early termination of a project. Our clients are ordinarily under no contractual obligation to continue using our services. If an engagement is terminated unexpectedly, or even upon the planned completion of a project, our professionals working on that engagement may be underutilized until we assign and transition them to other projects. The termination, deferral or significant reduction in the scope of a single large engagement could negatively impact our results of operations in a given reporting period.

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

The implementation of our 2008 and 2007 restructuring activities, which has involved workforce reductions and office closures, may not successfully achieve improved long-term operating results.

        In the fourth quarter of 2008, we implemented a number of restructuring actions intended to better align our cost structure with current business levels and market conditions. In connection with the restructuring actions, we incurred charges totaling $6.4 million during the fourth quarter of 2008, including one-time termination benefits, write-offs of unearned signing bonuses, and lease termination costs. During 2007, as part of our 2007 value recovery plan, we incurred restructuring charges totaling $10.7 million, including one-time termination benefits, write-offs of unearned signing and performance bonuses and expert advances, and lease termination costs. As a result of these restructuring actions, our fee-generating head count was reduced, and the employment of some experts and professional staff with unique skills was terminated. In the future, other experts and employees may leave our company voluntarily due to the uncertainties associated with our business environment and their job security, and we have experienced and may continue to experience morale issues. In addition, we may lose revenue and miss opportunities to generate revenue and we may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

Our estimated restructuring accruals may not be adequate.

        While our management uses all available information to estimate restructuring charges, particularly facilities costs, our estimated accruals for restructuring related to our 2008 activities and the 2007 value recovery plan may prove to be inadequate. If our actual sublease revenues or the results of our exiting negotiations differ from our assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

Impairment charges could reduce our results of operations.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we test goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. We conduct testing for impairment during the fourth quarter of each year using an October 1st measurement date. Various uncertainties, including changes in business trends, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets. For example, we recorded a goodwill impairment charge of $118.8 million and other impairment charges of $5.4 million for the year ended December 31, 2008. Although any such impairment charge would be a non-cash expense, further impairment of our intangible assets could materially increase our expenses and reduce our results of operations.

Changes in our effective tax rate may harm our results of operations.

        A number of factors may increase our future effective tax rates, including:

  •
  the jurisdictions in which profits are determined to be earned and taxed;

  •
  the resolution of issues arising from tax audits with various tax authorities;

  •
  changes in the valuation of our deferred tax assets and liabilities;

  •
  adjustments to estimated taxes upon finalization of various tax returns;

  •
  increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions;

  •
  changes in available tax credits or limitations on our ability to utilize foreign tax credits;

  •
  changes in share-based compensation;

  •
  changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

  •
  the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

        Any significant increase in our future effective tax rates could reduce net income for future periods

If we are unable to manage the growth of our business successfully, our financial results and business prospects could suffer.

        Over the past several years we experienced significant growth in the number of our experts and professional staff. We also expanded our practice areas and opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. In 2008 and 2007 we recognized restructuring charges net of adjustments of $5.9 million and $10.7 million, respectively, primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past two years. We also closed two and eight facilities during 2008 and 2007, respectively. In 2008, 2007 and 2006, we experienced increased and sometimes unplanned selling, general and administrative costs.

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

        A portion of our business strategy is dependent in part upon our ability to grow by hiring individuals or groups of experts and by acquiring other expert services firms. However, we may be unable to identify, hire, acquire or successfully integrate new experts and consulting practices without substantial expense, delay or other operational or financial problems. And, we may be unable to achieve the financial, operational and other benefits we anticipate from any hiring or acquisition. Hiring additional experts or acquiring other expert services firms could also involve a number of additional risks, including:

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

        Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 23%, 20%, and 23% of our billings in 2008, 2007, and 2006, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 18%, 18%, and 21% of our billings in 2008, 2007, and 2006, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

        We currently have operations in Argentina, Australia, Belgium, Canada, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States, were 23%, 17%, and 14% in 2008, 2007, and 2006, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We have been involved in a tax dispute with the Argentine tax authority since 2007 regarding a potential income tax deficiency related to our 2003 and 2004 tax returns and a withholding tax deficiency in connection with our 2005 withholding tax return totaling approximately $3.3 million, which includes potential interest if our position is not ultimately sustained. We paid this amount and filed an appeal with the tax authorities, objecting to their position and requesting a refund. However, we may also be subject to penalties if our position is not ultimately sustained, and may receive additional notices for income and withholding deficiencies for 2005 and 2006 for the same issues noted by the Argentine tax authority during their audit of our 2003 and 2004 income tax returns and our 2005 withholding tax returns. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. In addition to the tax dispute noted above, our international operations carry special financial and business risks, including:

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

Our disputes with National Economic Research Associates, Inc. could harm our business and financial results.

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

This facility accommodates our principal administrative and finance operations. We also have significant offices in the following cities:

  •
  Washington, D.C.: approximately 56,000 square feet of office space, under a lease that expires in May 2011,

  •
  Chicago, Illinois: approximately 28,000 square feet of office space under a lease that expires in 2015,

  •
  Lake Oswego, Oregon: approximately 23,000 square feet of office space under a lease that expires in 2014,

  •
  San Diego, California: approximately 20,000 square feet of office space, under a lease that expires in July 2016,

  •
  Century City, California: approximately 26,000 square feet office space, under a lease that expires in 2010, and

  •
  London, United Kingdom, approximately 23,000 square feet of office space under a lease that expires in March 2019, with an option to cancel in March 2014.

        We occupy leased facilities in a total of 17 cities throughout the United States and in 13 cities in other countries, including Argentina, Australia, Belgium, Canada, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. We also have two leased facilities that we are in the process of vacating. The cost of closing these offices has been accrued as a restructuring liability at December 31, 2008. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that we will be able to obtain additional leased facilities on commercially reasonable term to meet our future needs.

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

        In August 2004, we served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. We have filed an answer to the complaint denying the substantive allegations of the complaint, and expert discovery in the case has been completed. We and one of our experts filed a motion for summary judgment. In September, 2008, the court granted our motion for summary judgment in full; and denied in part and granted in part the expert's motion for summary judgment. NERA has indicated its intent to file a motion for reconsideration of the court's ruling.

        We are also a party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful termination by experts and professional staff who formerly worked for us, and claims for payment of disputed amounts relating to agreements in which we have acquired businesses. The outcomes of these matters are uncertain, and we are not able to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. However, in the opinion of our management, the outcomes of these matters, individually or in the aggregate, would not have a material adverse effect on our business, financial position or results of operations.

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

        Deanne M. Tully was appointed General Counsel and Secretary in June 2008. Prior to joining LECG, Ms. Tully was general counsel and secretary for Tier Technologies (NASDAQ: TIER) and senior counsel at Dillingham Construction Corporation. She has extensive experience in business, legal compliance, and corporate governance issues. Ms. Tully began her legal career in private practice as a trial attorney specializing in complex commercial matters and government contracts. She received an AB With Honors in Russian History from the University of California at Berkeley and her JD from the University of California, Hastings College of the Law where she was editor-in-chief of the International and Comparative Law Review.

        Christopher Aitken has served as Executive Vice President and Head of Corporate Development from August 2007 through February 13, 2009. Prior to assuming this role, Mr. Aitken served as a Managing Director in LECG's New York Office since August 2004. Prior to joining LECG, he was a Managing Director at BearingPoint and a Partner in the Business Consulting practice at Arther Andersen. Mr. Aitken holds a Bachelor of Commerce (Honors) in Information Systems and Finance from the University of New South Wales in Sydney, Australia where he graduated with first class honors and was awarded the university medal. Mr. Aitken resigned from his role as Executive Vice President and Head of Corporate Development and terminated his full-time employment with the Company as of February 13, 2009.

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

	Low	High
For the Year Ended December 31, 2008
First Quarter	$8.13	$14.62
Second Quarter	$8.43	$10.71
Third Quarter	$7.40	$10.59
Fourth Quarter	$4.00	$7.90
For the Year Ended December 31, 2007
First Quarter	$12.90	$18.55
Second Quarter	$14.35	$15.48
Third Quarter	$13.34	$16.44
Fourth Quarter	$14.38	$17.87

        As of February 27, 2009, there were approximately 70 holders of record of our Common Stock. This number does not include stockholders for whom shares were held in a "nominee" or "street" name. We believe there are approximately 3,500 beneficial owners of our Common Stock.

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

Issuer purchases of equity securities

        No purchases of our equity securities were made by or on behalf of LECG during the three months ended December 31, 2008.

Unregistered sales of equity securities

        There were no unregistered sales of equity securities during the year ended December 31, 2008.

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

	Value of investments
	11/13/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	2/27/2009
LECG Corporation	100.00	134.65	109.71	102.24	108.71	88.59	39.47	15.94
Peer Group	100.00	108.07	128.21	131.73	130.11	185.10	143.67	117.38
NASDAQ Composite Index	100.00	101.83	110.58	112.10	122.77	134.81	80.16	70.04

ITEM 6.    SELECTED FINANCIAL DATA

        We have derived the following selected consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our audited consolidated financial statements. The selected consolidated financial data reported below includes the financial results of the following businesses as of their acquisition dates, which affects the comparability of the consolidated financial statement information from different periods: Secura (March 2007), Mack Barclay (May 2006), Lancaster (December 2005), Beach (December 2005), Neilson (November 2005), Bates (August 2005), Cook (March 2005), WAG (October 2004), EA (March 2004) and LRTS (March 2004). Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Operations" and the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these acquisitions and their effect on our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Fee-based revenues, net	$322,714	$351,544	$326,660	$264,910	$202,895
Reimbursable revenues	12,965	18,885	18,625	13,163	10,423

Revenues	335,679	370,429	345,285	278,073	213,318
Direct costs	221,476	228,069	211,619	169,136	130,140
Reimbursable costs	13,339	18,557	18,264	13,174	11,279

Cost of services	234,815	246,626	229,883	182,310	141,419
Gross profit	100,864	123,803	115,402	95,763	71,899
Operating expenses:
General and administrative expenses	88,021	83,901	73,165	53,817	39,673
Depreciation and amortization	5,939	7,284	6,793	4,306	3,698
Goodwill impairment	118,800	—	—	1,063	—
Other impairments	5,358	—	—	—	—
Restructuring charges	5,937	10,689	—	—	—
Divestiture charges	3,136	—	—	—	—

Operating (loss) income	(126,327)	21,929	35,444	36,577	28,528
Interest income	445	635	861	809	358
Interest expense	(636)	(508)	(670)	(346)	(238)
Other income (expense), net	(1,849)	(502)	(402)	(10)	6

(Loss) income from continuing operations before income taxes	(128,367)	21,554	35,233	37,030	28,654
Income tax (benefit) expense	(41,680)	8,753	14,340	15,185	11,742

(Loss) income from continuing operations	(86,687)	12,801	20,893	21,845	16,912

Discontinued operations(1):
Income from operations of discontinued subsidiary, net of income taxes of $0, $535, $394, $365 and $132	—	778	574	531	192
Loss on disposal of subsidiary	—	(2,219)	—	—	—

(Loss) income from discontinued operations	—	(1,441)	574	531	192

Net (loss) income	$(86,687)	$11,360	$21,467	$22,376	$17,104

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Basic earnings per share:
(Loss) income from continuing operations	$(3.42)	$0.51	$0.86	$0.94	$0.77
(Loss) income from discontinued operations	—	(0.06)	0.02	0.02	0.01

Basic earnings per share	$(3.42)	$0.45	$0.88	$0.96	$0.78

Diluted earnings per share:
(Loss) income from continuing operations	$(3.42)	$0.51	$0.83	$0.89	$0.72
(Loss) income from discontinued operations	—	(0.06)	0.02	0.02	0.01

Diluted earnings per share	$(3.42)	$0.45	$0.85	$0.91	$0.73

Shares used in calculating earnings per share
Basic	25,330	25,117	24,345	23,409	21,905
Diluted	25,330	25,499	25,250	24,557	23,429

(1)
Reflects our SVEWG subsidiary as discontinued operations for 2004 through 2006 as we sold this subsidiary on December 31, 2007.

	As of December 31,
Consolidated balance sheet data	2008	2007	2006	2005	2004
	(in thousands)
Cash and cash equivalents	$19,510	$21,602	$26,489	$35,722	$42,082
Total assets	256,207	359,319	327,153	272,885	214,711
Revolving credit facility	—	—	—	—	—
Total stockholder's equity	168,606	253,490	231,114	195,066	154,387

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms "believes," "expects," "will," "could," "plans," "anticipates," "estimates," "predicts," "intends," "potential," "continue," "should," "may," or the negative of these terms or similar expressions are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) our ability to maintain our credit facility, (7) the cost and contribution of additional hires and acquisitions, (8) successful administration of our business and financial reporting capabilities including maintaining effective internal control over financial reporting, (9) potential professional liability, (10) intense competition, (11) risks inherent in international operations, and (12) risks inherent in successfully transitioning and managing our restructured business. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. "Risk Factors." We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Certain business developments in 2008

        As of December 31, 2008, we recorded non-cash charges for goodwill and other asset impairments totaling $124.2 million related to both our Economics Services and Finance and Accounting Services operating segments based on assessments performed in connection with the preparation of our 2008 annual consolidated financial statements. Also, in the fourth quarter of 2008, we executed a number of restructuring actions intended to better align our cost structure with current business and market conditions. These actions included a workforce reduction of 35 billable headcount and 37 administrative staff, the closure of two offices and the divestiture of a portion of our Milan, Italy practice. We recognized restructuring charges totaling $9.6 million, consisting of non-cash charges of $2.4 million related to the write-off of unamortized signing and performance bonuses, cash charges of $4.1 million related to one-time termination benefits and lease termination costs and a non-cash charge of $3.1 million related to the divestiture.

        Further financial information regarding our goodwill impairment, other intangible asset impairments, and restructuring, divestiture and other asset impairment charges is included in Note 4, Note 5 and Note 14, in Notes to Consolidated Financial Statements contained in this Annual Report Form 10-K.

Revenue, operating profit and cash flow drivers

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

        Our operating profit is calculated by subtracting our operating expenses from our gross profit. Our operating expenses include general and administrative expenses comprised of compensation for personnel in executive and operational management, finance and accounting, human resources, information technology and marketing, as well as facility costs, professional services, recruiting, marketing and business development costs. Our operating expenses also include depreciation of property and equipment and amortization of intangible assets. Restructuring charges, consisting of one-time termination benefits, write-offs of unearned signing and performance bonuses and lease termination costs, reduced our operating profit in 2008 and 2007. Also, goodwill and other impairments and divestiture charges reduced our operating profit in 2008.

        Our operating cash flow is driven by our operating profit, our accounts receivable levels, and payments of signing, retention and performance bonuses we make to our experts and professional staff. We have made and will continue to make signing, retention and performance bonus payments. We use our operating cash flow to fund our investing activities, including business acquisition payments. We have made and may be required to make future performance-based purchase price payments for acquisitions completed between 2004 and 2007.

Billable headcount

        The retention of key experts and the recruitment and hiring of additional experts and professional staff, through both direct hiring and through acquisitions, contributes to the success and growth of our business and directly impacts our ability to generate revenue. Our retention and hiring strategy is intended to maintain our competitive advantage, to deepen our existing service offerings and to enter into new service areas when such opportunities arise. The following table summarizes billable headcount by segment as of December 31, 2008 and the two prior years.

				Change since December 31,
	December 31,			2008 to 2007		2007 to 2006
	2008	2007	2006	Number	%	Number	%
Economics Services	287	308	320	(21)	(7)%	(12)	(4)%
Finance and Accounting Services	496	521	689	(25)	(5)%	(168)	(24)%

Consolidated	783	829	1,009	(46)	(6)%	(180)	(18)%

        The decrease in consolidated billable headcount since December 31, 2007 is primarily due to 35 terminations in connection with our 2008 restructuring activities and 11 terminations due to attrition, net of ongoing recruitment efforts.

        The decrease in billable headcount from December 31, 2006 to December 31, 2007 is primarily due to 121 terminations in connection with our 2007 value recovery plan, a decrease of 26 experts due to the termination of our joint venture interest in LECG Korea, LLC in January 2007, and 48 terminations due to attrition, net of ongoing recruitment efforts. These decreases were partially offset by the hiring of 15 financial advisory and litigation consulting professionals in connection with our acquisition of Secura in March 2007.

Signing, retention, and performance bonuses and associated bonus amortization

        In connection with our retention and hiring efforts in 2008, 2007, and 2006, we paid signing, retention and performance bonuses of $17.4 million, $38.4 million, and $23.6 million, respectively,

which are amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense was $16.5 million, $12.1 million, and $8.8 million in 2008, 2007, and 2006, respectively. Future amortization expense for bonuses recognized as of December 31, 2008 is expected to be (in thousands):

2009	$15,282
2010	12,512
2011	8,582
2012	5,982
2013	5,070
Thereafter	2,830

Total	$50,258

Acquisitions

        Since August 2003, we have acquired 12 businesses. Most of our acquisition agreements require us to make performance-based purchase price payments annually or at other intervals if specified performance targets are achieved during specified measurement periods. These performance-based payments are recorded as additional purchase price and goodwill at the end of each specified measurement period. We have made acquisition-related payments of $9.7 million, $23.8 million, $22.2 million, $32.1 million and $27.8 million in 2008, 2007, 2006, 2005 and 2004, respectively, including the initial purchase price payments, the fair value of our common stock issued, transaction costs, and performance-based purchase price and guaranteed payments. The results of operations of the acquired businesses are included in our operating results from the date of acquisition. Our payments related to prior acquisitions are described in the Contractual Obligations and Commitments section of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gross margin

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

        Our revenue results for any given reporting period are impacted principally by our professional staff utilization rate, the number of business days in each period, the number of professional staff available to work, and the number of hours worked by our experts. For example, during the fourth quarter of each year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which could negatively impact our utilization rate. The number of hours worked by our experts and staff is affected by the number of vacation days taken by them as well as the number of holidays in each quarter. Also, we typically have fewer business days available in the fourth quarter of each year, which can reduce revenues in that period.

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

  •
  amortization of signing, retention and performance bonuses that are subject to vesting over time; and

  •
  equity-based compensation.

        Reimbursable costs are costs incurred for services provided by others, and costs that are reimbursable by clients, including travel, document reproduction and subscription data services.

        Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, and averaging approximately 71%, 70% and 72% of their individual billings on particular projects in 2008, 2007 and 2006, respectively. Such experts are paid when we have received payment from our clients. We refer to these experts as "at-risk" experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated under a salary plus performance-based bonus model. We make advance payments, or draws, to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts' fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert's draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert's earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.

        Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. These fees have averaged 12%, 11% and 10% of professional staff revenues in 2008, 2007, and 2006, respectively. Experts are generally required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

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

        Revenues primarily arise from time and expense contracts, which are recognized in the period in which the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and we have received payment for the services performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Fixed price and performance-based contracts revenues are not a material component of total revenues.

        We recognize revenue net of an estimate for amounts that will not be collected from the client due to fee adjustments. This estimate is based on several factors, including our historical percentage of fee adjustments and review of unbilled and billed receivables. These estimates are reviewed by management on a regular basis.

Equity-based compensation

        Stock-based compensation arrangements covered by Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS No. 123R") currently include stock option grants and restricted stock awards under our 2003 Stock Option Plan and purchases of common stock by our employees at a discount to the market price under our Employee Stock Purchase Plan ("ESPP"). Under SFAS No. 123R, the value of the portion of the option or award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in our

Consolidated Statements of Operations. Stock-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

        We use the Black-Scholes option valuation model adjusted for the estimated historical forfeiture rate for the respective grant to determine the estimated fair value of our stock-based compensation arrangements on the date of grant ("grant date fair value"), and we expense this value ratably over the service period of the option or performance period of the restricted stock award. Expense amounts are allocated among cost of revenue and general and administrative expenses based on the function of the employee receiving the grant. The Black-Scholes option pricing model requires the input of subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options or common stock purchased under the ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of our stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and which could materially impact our fair value determination.

Income taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's consolidated financial statements or tax returns. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows. As of December 31, 2008, we have a total valuation allowance against our deferred tax assets of $4.6 million, which is primarily comprised of $3.7 million recorded in 2008 as a result of our assessment of the likelihood of using our foreign tax credits prior to their expiration, and $0.9 million, which was recognized in 2007 in connection with the capital loss incurred from the sale of subsidiary. We believe the remainder of our deferred tax assets as of December 31, 2008 will ultimately be realized.

        We adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No 109. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement.

Goodwill and other intangible assets

        Goodwill relates to our business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), requires that goodwill and intangible assets with indefinite lives not be amortized, but rather tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Our annual impairment test is performed during the fourth quarter of each year using an October 1st measurement date.

        Factors that we consider important in determining whether to perform an impairment review on a date other than October 1st, include significant underperformance relative to forecasted operating results, significant negative industry or economic trends, and permanent declines in our stock price and related market capitalization. If we determine that the carrying value of goodwill may not be recoverable, we will assess impairment based on a projection of discounted future cash flows for each reporting unit, or some other fair value measurement such as the quoted market price of our stock and the resulting market capitalization, and then measure the amount of impairment, if necessary, based on the difference between the carrying value of our reporting units assigned goodwill and the implied fair value. As a result of our 2008 annual impairment test, we recognized a goodwill impairment charge of $118.8 million in the fourth quarter of 2008 as follows: $50.0 million related to the Economics Services segment and $68.8 million related to the Finance and Accounting Services segment. See "Note 4. Goodwill" in Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a discussion of the 2008 goodwill impairment charge.

        Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, contract rights, non-compete agreements and trade processes and are generally amortized over six months to 20 years. We evaluate the recoverability of its other intangible assets over their remaining useful life when changes in events or circumstances warrant an impairment review. If the carrying value of an intangible asset is determined to be impaired and unrecoverable over its originally estimated useful life, we will record an impairment charge to reduce the asset's carrying value to its fair value and then amortize the remaining value prospectively over the revised remaining useful life. We generally determine the fair value of our intangible asset using a discounted cash flow model as quoted market prices for these types of assets is not readily available. Due to changes in events and circumstances in the fourth quarter of 2008, we performed an impairment test and determined that certain amounts related to our intangible assets were not recoverable. As a result, we recorded a $4.5 million impairment charge related to the net carrying value of our customer relationship and trade name intangible assets. See "Note 5. Other intangible assets" in Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a discussion of the 2008 intangible assets impairment charges.

        There were no goodwill and other assets impairments related to continuing operations during 2007 and 2006.

RESULTS OF OPERATIONS

        As previously discussed, our historical practice groups and individual experts were reorganized into two operating segments during the second quarter of 2008. These two segments are referred to as Economics Services and Finance and Accounting Services. The Chief Operating Decision Maker considers the key profit/loss measurement of the two segments to be gross profit and gross margin. As such, only revenue, costs of services and gross margin are presented and discussed at the segment level. Historical segment revenue, costs of services and other operational data have been recast as if the current management and reporting structure had been in place since the beginning of each period presented. Since we have historically measured our business performance at a consolidated entity level and made resource allocation decisions differently under that structure, the recasting of historical segment information throughout this Management's Discussion and Analysis is not intended to represent the actual results that would have been achieved if our business had been managed under the new structure since the beginning of each period presented, or intended to predict future results.

Years Ended December 31, 2008, 2007 and 2006

        The following table sets forth the amounts and the percentage of revenues represented by certain line items in our Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006, respectively. Our Consolidated Statements of Operations include the financial results of the following businesses which we acquired as of the dates indicated: Secura (March 2007) and Mark Barclay (May 2006).

	Year ended December 31,
	2008		2007		2006
	($ in thousands)
Fee-based revenues, net	$322,714	96.1%	$351,544	94.9%	$326,660	94.6%
Reimbursable revenues	12,965	3.9%	18,885	5.1%	18,625	5.4%

Revenues	335,679	100.0%	370,429	100.0%	345,285	100.0%
Direct costs	221,476	66.0%	228,069	61.6%	211,619	61.3%
Reimbursable costs	13,339	4.0%	18,557	5.0%	18,264	5.3%

Cost of services	234,815	70.0%	246,626	66.6%	229,883	66.6%

Gross profit	100,864	30.0%	123,803	33.4%	115,402	33.4%
Operating expenses:
General and administrative expenses	88,021	26.2%	83,901	22.6%	73,165	21.2%
Depreciation and amortization	5,939	1.8%	7,284	2.0%	6,793	2.0%
Goodwill impairment	118,800	35.4%	—	0.0%	—	0.0%
Other impairments	5,358	1.6%	—	0.0%	—	0.0%
Restructuring charges	5,937	1.8%	10,689	2.9%	—	0.0%
Divestiture charges	3,136	0.9%	—	0.0%	—	0.0%

Operating (loss) income	(126,327)	(37.7)%	21,929	5.9%	35,444	10.2%
Interest income	445	0.1%	635	0.2%	861	0.3%
Interest expense	(636)	(0.2)%	(508)	(0.1)%	(670)	(0.2)%
Other expense, net	(1,849)	(0.6)%	(502)	(0.1)%	(402)	(0.1)%

(Loss) income from continuing operations before income taxes	(128,367)	(38.4)%	21,554	5.9%	35,233	10.2%
Income tax (benefit) expense	(41,680)	(12.4)%	8,753	2.4%	14,340	4.2%

(Loss) income from continuing operations	(86,687)	(26.0)%	12,801	3.5%	20,893	6.0%
Discontinued operations:
Income from operations of discontinued subsidiary, net of income taxes	—	0.0%	778	0.2%	574	0.2%
Loss on disposal of subsidiary	—	0.0%	(2,219)	(0.6)%	—	0.0%

(Loss) income from discontinued operations	—	0.0%	(1,441)	(0.4)%	574	0.2%

Net (loss) income	$(86,687)	(26.0)%	$11,360	3.1%	$21,467	6.2%

Revenues and cost of services

        The following table sets forth our consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for the years ended December 31, 2008, 2007 and 2006.

	Year ended December 31,
				Change 2008 - 2007		Change 2007 - 2006
($ in thousands)	2008	2007	2006
Fee-based revenues, net	$322,714	$351,544	$326,660	$(28,830)	(8.2)%	$24,884	7.6%
Reimbursable revenues	12,965	18,885	18,625	(5,920)	(31.3)%	260	1.4%

Revenues	335,679	370,429	345,285	(34,750)	(9.4)%	25,144	7.3%
Direct costs	221,476	228,069	211,619	(6,593)	(2.9)%	16,450	7.8%
Reimbursable costs	13,339	18,557	18,264	(5,218)	(28.1)%	293	1.6%

Cost of services	234,815	246,626	229,883	(11,811)	(4.8)%	16,743	7.3%

Gross profit	$100,864	$123,803	$115,402	$(22,939)	(18.5)%	$8,401	7.3%

Gross margin	30.0%	33.4%	33.4%		(3.4)%		0.0%
Billable headcount, period average	789	909	967	(120)	(13.2)%	(58)	(6.0)%
Average billable rate	$335	$308	$276	$27	8.8%	$32	11.6%
Jr./Sr. staff paid utilization	71.4%	71.4%	74.7%		0.0%		(3.3)%
Estimate of unrealizable revenue	13,856	16,241	11,407	(2,385)	(14.7)%	4,834	42.4%
% of gross fee-based revenue recognized	4.1%	4.4%	3.4%		(0.3)%		1.0%

  Revenues

        The 8.2% decrease in fee-based revenues, net for 2008 compared to 2007 was primarily the result of a 13.2% decrease in average billable headcount, partially offset by an 8.8% increase in the average billable rate. Average billable headcount decreased by 120 from 2007 to 2008 due primarily to the timing of terminations in connection with our 2007 value recovery plan and voluntary attrition. The increase in the average billable rate was due primarily to billing rate increases at the beginning of 2008 and changes in the mix of billable hours to higher bill-rate experts.

        The 7.6% increase in fee-based revenues, net for 2007 compared to 2006 was primarily the result of an 11.6% increase in the average hourly billing rate, partially offset by a 6.0% decrease in the average billable headcount and a 3.3% decrease in staff utilization. Average billable headcount decreased by 58 from 2006 to 2007 primarily due primarily to the timing of terminations in connection with our 2007 value recovery plan and voluntary attrition. The increase in the average hourly billing rate was due to billing rate increases and changes in the mix of billable hours to higher bill-rate experts.

        The $2.4 million decrease in our estimate of unrealizable revenue for 2008 compared to 2007 was due to an 8.5% decrease in gross fee-based revenue, as well as a decrease in our historical trailing 12 month write-offs. The $4.8 million increase in our estimate of unrealizable revenue for 2007 compared to 2006 was due to an increase in our historical trailing 12 months write offs and an 8.8% increase in gross fee-based revenue.

        Fee-based revenues for 2006 included revenues from our acquisition of Mack Barclay in May 2006 and revenues for 2007 also included revenues from our acquisition of Secura in March 2007. Our organic growth rate, which we calculate as the percentage increase in expert and professional staff revenues over the prior year after excluding the revenues of businesses acquired within the prior 12-months from the year-over-year (decrease) increase in revenues was (9)%, 4% and 12% for 2008, 2007 and 2006, respectively. The 2008 decrease was primarily due to lower demand for our services during the fourth quarter 2008 as a result of the global economic slowdown. Our third and fourth quarter 2008 revenues were 11.2% and 20.6% lower than our third and fourth quarter 2007 revenues, respectively.

        Reimbursable revenues for 2008 decreased from the prior year primarily due to lower travel-related out-of-pocket expenses for matters worked on during 2008 versus 2007. Reimbursable revenues in 2007 compared to 2006 increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during 2007 versus 2006.

        Revenues from our international operations were $75.6 million in 2008, which represents 23% of total revenue as compared to 17% of total revenue in 2007. In 2008 our international operations revenue increased by $12.1 million, or 19% as compared to 2007, primarily due to increased business activity in Europe and Asia-Pacific (where we expanded our operations into Australia) and which accounted for increases of $7.2 million and $2.8 million, respectively.

        Revenues from our international operations were $63.4 million in 2007, which represents 17% of total revenue as compared to 14% of total revenue in 2006. In 2007, our international operations revenue increased by $14.7 million, or 30% as compared to 2006, primarily due to increased business activity primarily in Europe which accounted for $14.9 million of the increase.

  Cost of services

        Expert and professional staff costs decreased by $11.7 million, or 5.5%, from 2007 to 2008. Decreased salary costs for professional staff was the result of headcount reductions in connection with our 2007 restructuring activities. Decreased compensation earned by "at-risk" experts was the result of both headcount reductions as well as lower revenues as these experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Decreased compensation for experts on the gross margin model was due primarily to headcount reductions in 2007 and lower revenue. Compensation costs for salary/bonus model experts increased from 2007 to 2008 as the result of a full year of salary costs for experts hired in connection with the Secura acquisition in March 2007, as well as expert hires made in the third and fourth quarters of 2008. Offsetting the decrease in expert and professional staff costs was an increase in signing, retention and performance bonus amortization of $4.2 million to $16.2 million in 2008 from $12.0 million in 2007 which was due to the capitalization of new bonuses since November 2007 and the resulting additional amortization, including $9.9 million of bonuses recognized in 2008 as well as $19.8 million of retention bonuses recognized in November 2007 for two key experts. The increased amortization resulting from new signing, retention and performance bonuses was partially offset by decreased amortization related to the write-off of approximately $6.0 million of unearned signing and performance bonuses in connection with our 2007 and 2008 restructuring activities. Equity-based compensation increased to $4.0 million in 2008 from $3.1 million in 2007 as we granted approximately 1.2 million restricted stock units and/or shares to certain experts in May 2008. We expect to make continued use of signing, retention and performance bonuses and restricted stock grants in the future in order to recruit and retain key experts.

        Expert and professional staff costs increased $14.2 million, or 7%, to $213.0 million in 2007 from $198.8 million in 2006. This increase is primarily related to increased expert billings year over year as a majority of our experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Also contributing to the increase was the net addition of 14 professional staff during the fourth quarter of 2006 and their related salary costs, as well as annual salary increases for professional staff effective January 1, 2007. The incremental headcount additions in the fourth quarter of 2006 resulted in higher salary costs that peaked during the first and second quarters of 2007 prior to the termination of 56 staff in connection with our second quarter recovery plan actions. In addition, we added salary costs in connection with our March 2007 acquisition of Secura, and we experienced increased subcontractor expenses. Increased compensation costs for "at-risk" and salaried experts were partially offset by a decrease in compensation earned by certain experts who are paid under a gross margin model. Signing, retention and performance bonus amortization increased by $3.2 million, or 36% to $12.0 million in 2007 from $8.8 million in 2006. The increase was primarily due to the recognition of $41.9 million of additional signing, performance and retention bonuses since December 31, 2006, including $19.8 million of retention bonuses for two key experts recognized in November 2007. These two retention bonuses are being amortized over seven years. The increased amortization resulting from new signing, retention and performance bonuses was partially offset by decreased amortization related to (i) $3.7 million of unearned signing and performance bonuses written-off in connection with our 2007 value recovery plan, and (ii) $2.3 million of unearned signing and performance bonuses written-off in connection with other employee terminations. Equity-based compensation expense decreased by $0.9 million to $3.1 million from 2006 to 2007, primarily due to higher forfeitures resulting from employee terminations as well as the completed vesting of certain options.

        Reimbursable costs for 2008 decreased from the prior year primarily due to lower travel-related out-of-pocket expenses for matters worked on during 2008 compared to 2007. Reimbursable costs in 2007 compared to 2006 increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during 2007 compared to 2006.

  Gross margin

        The 3.4% decrease in our gross margin to 30.0% in 2008 from 33.4% in 2007 was primarily due to an 8.2% decrease in fee-based revenues, net, partially offset by a 2.9% decrease in direct costs. The decrease in direct costs included an $11.7 million decrease in expert and professional staff compensation offset by a $5.1 million increase in signing, performance and retention bonus amortization and equity-based compensation. Generally reimbursable revenue is a pass through cost to our clients and we typically do not generate profit from this activity. However, gross margin related to reimbursable revenues and costs is negative for 2008 primarily due to our inability to pass certain research and data retrieval costs to our clients and to a lesser extent, due to the delayed timing of when these types of costs are incurred and then ultimately billed to clients.

        Our gross margin was 33.4% in both 2007 and 2006. Fee-based revenues, net increased by 7.6% while direct costs increased by 7.8%. The increase in direct costs included a $14.2 million increase in expert and professional staff compensation and a $2.2 million net increase in signing, performance and retention bonus amortization and equity-based compensation.

Segment results

Economics Services

        The following table sets forth the revenues, cost of services, gross profit and gross margins, and certain operating metrics for our Economic Services segment for the years ended December 31, 2008, 2007 and 2006.

	Year ended December 31,
				Change 2008 - 2007		Change 2007 - 2006
($ in thousands)	2008	2007	2006
Fee-based revenues, net	$142,295	$151,926	$146,571	$(9,631)	(6.3)%	$5,355	3.7%
Reimbursable revenues	4,490	5,985	6,256	(1,495)	(25.0)%	(271)	(4.3)%

Revenues	146,785	157,911	152,827	(11,126)	(7.0)%	5,084	3.3%
Direct costs	95,546	101,914	97,436	(6,368)	(6.2)%	4,478	4.6%
Reimbursable costs	4,970	5,853	6,215	(883)	(15.1)%	(362)	(5.8)%

Cost of services	100,516	107,767	103,651	(7,251)	(6.7)%	4,116	4.0%

Gross profit	$46,269	$50,144	$49,176	$(3,875)	(7.7)%	$968	2.0%

Gross margin	31.5%	31.8%	32.2%		(0.3)%		(0.4)%
Billable headcount, period average	299	314	329	(15)	(4.8)%	(15)	(4.6)%
Average billable rate	$364	$337	$325	$27	8.0%	$12	3.7%
Jr./Sr. staff paid utilization	73.6%	75.6%	78.7%		(2.0)%	(3.0)%
Estimate of unrealizable revenue	5,849	6,428	4,459	(579)	(9.0)%	1,969	44.2%
% of gross fee-based revenue recognized	3.9%	4.1%	3.0%		(0.2)%		1.1%

  Revenues

        Fee-based revenues decreased in 2008 compared to 2007 in our global competition, regulated industries and labor areas. These practice areas were impacted in the fourth quarter of 2008 by the global economic slowdown.

        The decrease in fee-based revenues, net for 2008 compared to 2007 was primarily the result of a 4.8% decrease in the average billable headcount and a 2.0% decrease in professional staff utilization, partially offset by an 8.0% increase in the average billable rate. Average billable headcount decreased by 15 for 2008 compared to 2007 due primarily to terminations in connection with our 2007 value recovery plan.

        The increase in fee-based revenues, net for 2007 compared to 2006 was the result of a 3.7% increase in the average billable rate and higher hours worked per expert, partially offset by a 4.6% decrease in average billable headcount. The increase in the average hourly billing rate was due to billing rate increases and a shift in the mix of billable hours toward higher bill-rate experts. Average billable headcount decreased by 15 in 2007 compared to 2006 due primarily to terminations in connection with our 2007 value recovery plan.

        The $0.6 million decrease in our estimate of unrealizable revenue for 2008 compared to 2007 was primarily due to a decrease in our historical trailing 12 months write-offs, which is the basis of our estimate, and a decrease in our gross fee-based revenue. The $2.0 million increase in our estimate of unrealizable revenue for 2007 compared to 2006 was primarily due to an increase in our historical trailing 12 month write-offs, which is the basis of our estimate, and an increase in our gross fee-based revenue.

        Reimbursable revenues for 2008 and 2007 decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during 2008 compared to 2007, and during 2007 compared to 2006.

  Cost of services

        The decrease in direct costs in 2008 compared to 2007 was driven by a $9.1 million decrease in expert and professional staff compensation, partially offset by a $2.7 million increase in non-cash compensation. The decrease in expert and professional staff compensation was primarily driven by lower billable headcount as a result of our 2007 value recovery plan actions, and lower compensation earned by "at-risk" experts due to the overall decline in revenue. The $2.8 million increase in signing, retention and performance bonus amortization was primarily due to the capitalization of signing, retention and performance bonuses paid since November 2007, including a $10.0 million retention bonus paid to a key expert, and the resulting additional amortization. Equity-based compensation decreased by $0.1 million.

        The increase in direct costs for 2007 compared to 2006 was driven by a $2.9 million increase in expert and professional staff compensation, and a $1.6 million increase in non-cash compensation. The increase in expert and professional staff compensation was primarily driven by higher compensation earned by "at-risk" experts and increased compensation for certain experts on the gross margin model all due to increased revenue volume. The $2.4 million increase in signing, retention and performance bonus amortization was primarily due to the capitalization of signing, retention and performance bonuses paid since December 31, 2006, including a $10.0 million retention bonus paid to a key expert in November 2007, and the resulting additional amortization. Equity-based compensation decreased by $0.8 million due to the expiration of vesting periods for certain options.

        Reimbursable costs for 2008 decreased from the prior year by $0.9 million primarily due to travel-related lower out-of-pocket expenses for matters worked on during 2008 compared to 2007. Reimbursable costs in 2007 compared to 2006 decreased by $0.4 million primarily due to travel-related lower out-of-pocket expenses for matters worked on during 2007 compared to 2006.

  Gross margin

        The 0.3% decrease in our gross margin to 31.5% in 2008 from 31.8% in 2007 was primarily due to a 6.3% decrease in fee-based revenues, net partially offset by a 6.2% decrease in direct costs. The $6.4 million decrease in direct costs reflected a $9.1 million decrease in expert and professional staff compensation, partially offset by a net increase of $2.7 million in signing, retention, and performance amortization and equity-based compensation. Generally reimbursable revenue is a pass through cost to our clients and we typically do not generate profit from this activity. However, gross margin related to reimbursable revenues and costs is negative for 2008 primarily due to our inability to pass certain research and data retrieval costs to our clients and to a lesser extent, delayed timing of when these types of costs are incurred and then ultimately billed to clients.

        The 0.4% decrease in our gross margin to 31.8% in 2007 from 32.2% in 2006 was primarily due to a 3.7% increase in fee-based revenues, net and an increase of 4.6% in direct costs. The $4.5 million increase in direct costs reflected a $2.9 million increase in expert and professional staff compensation and an increase of $1.6 million in signing, retention and performance bonus amortization and equity-based compensation.

Finance and Accounting Services

        The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Finance and Accounting Services segment for the years ended December 31, 2008, 2007 and 2006, respectively and include the financial results of the following businesses which we acquired as of the dates indicated: Secura (March 2007) and Mark Barclay (May 2006).

	Year ended December 31,
				Change 2008 - 2007		Change 2007 - 2006
($ in thousands)	2008	2007	2006
Fee-based revenues, net	$180,419	$199,618	$180,089	$(19,199)	(9.6)%	$19,529	10.8%
Reimbursable revenues	8,475	12,900	12,369	(4,425)	(34.3)%	531	4.3%

Revenues	188,894	212,518	192,458	(23,624)	(11.1)%	20,060	10.4%
Direct costs	125,930	126,155	114,183	(225)	(0.2)%	11,972	10.5%
Reimbursable costs	8,369	12,704	12,049	(4,335)	(34.1)%	655	5.4%

Cost of services	134,299	138,859	126,232	(4,560)	(3.3)%	12,627	10.0%

Gross profit	$54,595	$73,659	$66,226	$(19,064)	(25.9)%	$7,433	11.2%

Gross margin	28.9%	34.7%	34.4%		(5.8)%		0.3%
Billable headcount, period average	490	595	638	(105)	(17.6)%	(43)	(6.7)%
Average billable rate	$315	$289	$246	$26	9.0%	$43	17.5%
Jr./Sr. staff paid utilization	70.0%	69.2%	72.7%		0.8%		(3.5)%
Estimate of unrealizable revenue	8,007	9,813	6,948	(1,806)	(18.4)%	2,865	41.2%
% of gross fee-based revenue recognized	4.2%	4.7%	3.7%		(0.5)%		1.0%

  Revenues

        Fee-based revenues decreases in 2008 compared to 2007 were primarily in our eDiscovery, forensic accounting and healthcare practice areas with an increase in financial services as the result of increased revenues from the Secura group acquired in March 2007 and strong growth in our international practices, while revenues in our damages and intellectual property and higher education areas remained relatively flat.

        The decrease in fee-based revenues, net for 2008 compared to 2007 was primarily due to a 17.6% decrease in the average billable headcount, partially offset by a 9.0% increase in the average billable rate. Average billable headcount decreased by 105 for 2008 compared to 2007, due primarily to terminations in connection with the 2007 recovery plan and voluntary attrition. The increase in the average billable rate was caused by billing rate increases at the beginning of 2008 and an increase in expert versus professional staff billable hours.

        The increase in fee-based revenues, net for 2007 compared to 2006 was primarily due to a 17.5% increase in the average billable rate, partially offset by a 6.7% decrease in the average billable headcount and a 3.5% decrease in staff utilization. The increase in the average billable rate was caused by billing rate increases at the beginning of 2007 and an increase in expert versus professional staff billable hours. Average billable headcount decreased by 43 in 2007 compared to 2006 due primarily to terminations in connection with our 2007 recovery plan.

        The $1.8 million decrease in our estimate of unrealizable revenue for 2008 compared to 2007 was primarily due a 10.0% decrease in gross fee-based revenue and a decrease in our historical trailing 12 months write-offs, which is the basis of our estimate. The $2.9 million increase in our estimate of unrealizable revenue for 2007 compared to 2006 was primarily due to an increase in our historical trailing 12 months write-offs, which is the basis of our estimate, and a 12.0% increase in gross fee-based revenue, respectively.

        Reimbursable revenues for 2008 decreased from the prior year primarily due to lower travel-related out-of-pocket expenses for matters worked on during the 2008 compared to 2007. Reimbursable revenues in 2007 compared to 2006 increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during the 2007 compared to 2006.

  Cost of services

        The decrease in direct costs for 2008 compared to 2007 was due to a $2.7 million decrease in expert and staff compensation costs largely offset by a $2.5 million increase in non-cash compensation. The $2.7 million decrease in expert and professional staff compensation was due to decreased salary costs as a result of headcount reductions in connection with our 2007 value recovery plan and voluntary attrition as well as decreased compensation earned by certain experts on the gross margin model, partially offset by increased compensation earned by "at-risk" experts due to higher revenues generated by them individually, and salary costs for newly hired experts. The $1.5 million increase in signing, retention and performance bonus amortization was primarily due to the capitalization of bonuses recognized since November 2007, including a $9.8 million retention bonus to a key expert in November 2007, and the resulting additional amortization The $1.0 million increase in equity-based compensation expense is due to expense associated with restricted stock grants made to certain experts in May 2008 as well as other grants made since September 30, 2007.

        The increase in direct costs for 2007 compared to 2006 was due to an $11.3 million increase in expert and staff compensation costs, a $0.8 million increase in signing, retention and performance bonus amortization and a $0.1 million decrease in equity-based compensation. The increase in expert and professional staff compensation is due to increased compensation earned by "at-risk" experts due to higher revenues, increased salary costs as a result of new hires offset by headcount reductions in connection with our 2007 value recovery plan and voluntary attrition, an increase in bonus compensation for salaried and professional staff due to higher performance-based arrangements based on utilization targets. The increase in signing, retention and performance bonus amortization is primarily due to the capitalization of bonuses recognized since December 31, 2006, including a $9.8 million retention bonus paid to a key expert in November 2007, and the resulting additional amortization.

        Reimbursable costs for 2008 decreased compared to the prior year primarily due to lower travel-related out-of-pocket expenses for matters worked on during the 2008 compared to 2007.

        Reimbursable costs in 2007 compared to 2006 increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during the 2007 compared to 2006.

  Gross margin

        The 5.8% decrease in the gross margin to 28.9% in 2008 from 34.7% in 2007 is primarily due to a 9.6% decrease in fee-based revenues, net with only a 0.2% decrease in direct costs. The $0.2 million decrease in direct costs includes a $2.7 million decrease in expert and professional staff compensation, largely offset by a $2.5 million increase in signing, retention and performance bonus amortization and equity-based compensation,

        The 0.3% increase in the gross margin to 34.7% in 2007 from 34.4% in 2006 is primarily due to a 10.8% increase in fee-based revenues, net with a 10.5% increase in direct costs. The $12.0 million increase in direct costs is comprised of an $11.3 increase in expert and professional staff compensation costs and a $0.7 million increase in signing, retention and performance bonus amortization and equity-based compensation.

Operating expenses

        The following table sets forth our operating expenses for years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
				Change 2008 - 2007		Change 2007 - 2006
($ in thousands)	2008	2007	2006
Operating expenses:
General and administrative expenses	$88,021	$83,901	$73,165	$4,120	4.9%	$10,736	14.7%
Depreciation and amortization	5,939	7,284	6,793	(1,345)	(18.5)%	491	7.2%
Goodwill impairment	118,800	—	—	118,800	—	—	—
Other impairments	5,358	—	—	5,358	—	—	—
Restructuring charges	5,937	10,689	—	(4,752)	(44.5)%	10,689	—
Divestiture charges	3,136	—	—	3,136	—	—	—

Total operating expenses	$227,191	$101,874	$79,958	$125,317	123.0%	$21,916	27.4%

  General and administrative

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

        The increase in general and administrative expenses for 2008 compared to 2007 was primarily the result of a $1.6 million, or 27%, increase in marketing expenses, a $1.6 million or 17%, increase in outside services, and a $1.2 million or 30.3% increase in recruiting and training costs. Higher marketing and related costs were primarily due to increased events and conferences costs, and business development costs incurred to generate new business, public relations and branding initiatives designed to increase the awareness of the LECG brand, partially offset by decreases in website development costs. Outside services increased primarily due to legal fees in connection with litigation arising in the normal course of business. Recruiting and training costs increased period over period in connection with hiring experts and professional staff. In 2007, hiring and training efforts were suspended due to our 2007 value recovery plan. We anticipate incurring additional fees for recruiting as we hire experts and professional staff in practice areas consistent with our strategic plan. Salary, bonus and related costs for administrative staff were flat from 2007 to 2008.

        Annualized savings of $3.6 million for salary and related costs are expected as a result of the termination of 37 administrative during the fourth quarter of 2008 in connection with our 2008 restructuring activities. This decrease represents approximately 10% of our 2008 salary and related costs. Annualized savings of $0.4 million are expected as a result of the closure of two offices during the fourth quarter of 2008 in connection with our 2008 restructuring activities. This decrease represents approximately 2% of our 2008 occupancy costs. We anticipate annualized general and administrative expense savings of approximately $1.0 million as a result of the divestiture of a portion of our practice in Milan, Italy.

        Equity based compensation increased by $0.2 million primarily due to additional restricted stock issuances in 2008 and the second half of 2007.

        The increase in general and administrative expense for 2007 compared to 2006 was primarily the result of adding 29 administrative staff since December 2006 which resulted in a $5.5 million, or 21%, increase in salary. The increase in our administrative staff resulted from our need to accommodate the growth in our domestic and international operations and to strengthen our administrative capabilities.

Bonus compensation for executive management and administrative staff increased by $1.0 million to $2.8 million in 2007 from $1.8 million in 2006.

        Equity-based compensation increased by $0.1 million primarily due to additional option grants and restricted stock issuances in 2007.

        Other general and administrative costs increased $5.2 million, or 12% from 2006 to 2007. Our facilities costs increased $1.3 million in connection with the expansion of existing offices and the opening of two offices in connection with our March 2007 acquisition of Secura, offset by the closure of seven offices and a computer facility in connection with our 2007 value recovery plan. Our office count for continuing operations decreased by six, from 35 offices at December 31, 2006 to 29 offices at December 31, 2007. Costs related to computers, telecommunications and supplies increased $1.4 million due to growth in our forensic accounting capabilities and in other operations. Outside services including legal, accounting and personnel service fees increased $1.2 million which includes increases for human resource consulting and legal fees offset by a decrease of $0.3 million of non-recurring expenses incurred in the quarter ended March 31, 2006 in connection with our unsuccessful efforts to make an acquisition. Travel and related expenses increased by $0.5 million primarily due to increased travel for business development and by management. Other miscellaneous expenses increased by $0.4 million.

  Depreciation and amortization

        The decrease in depreciation and amortization for 2008 compared to 2007 was primarily due to the full amortization during 2008 of certain intangible assets acquired in connection with the acquisitions of CFES, Mack Barclay, Neilson Elggren and Secura. Also, we anticipate an annual decrease of $0.7 million in 2009 compared to 2008 due to the $4.5 million impairment of certain intangible assets in December 2008.

        Depreciation and amortization of property and equipment increased by $1.2 million from 2006 to 2007 due to a full year of depreciation on leasehold improvements, equipment and software purchases in the second half of 2006 to support the growth in our operations, as well as a partial year of amortization on equipment and software purchased in 2007. Amortization of intangible assets decreased by $0.7 million from 2006 to 2007 primarily due to the full amortization by the end of 2006 of certain intangible assets acquired in connection with the acquisitions of Bates, Lancaster, Mack Barclay and Beach. Partially offsetting this decrease was additional amortization expense related to the intangible assets acquired in connection with Secura acquisition in March 2007.

  Goodwill impairment charges

        We completed our annual goodwill impairment test in connection with the preparation of our 2008 annual consolidated financial statements using an October 1st measurement date. Due to the worldwide financial crisis and decreased global economic activity in the latter half of 2008, particularly the substantial and continued economic slowdown in the U. S. and Europe, we experienced a significant decrease in revenues during the fourth quarter of 2008. As a result, we incorporated these events and circumstances into our cash flow model to determine the relative fair value of our two reporting units and the implied fair value of their assigned goodwill. The implied fair value of each reporting units' goodwill was less than their respective carrying values, and as a result, we concluded that our goodwill asset was fully impaired for both reporting units. Consequently, we recorded a $118.8 million impairment charge in the fourth quarter of 2008 as follows: $50.0 million related to the Economics Services segment and $68.8 million related to the Finance and Accounting Services segment.

  Other impairment charges

        We recognized other impairment charges totaling $5.4 million: $4.0 million of the impairment charge was in connection with our customer relationships intangible asset; $0.5 million was due to the discontinued use of a trade name intangible asset; $0.7 million was related to the expensing of certain prepaid costs which we considered unrecoverable; and $0.2 million was related to other asset write-offs.

  Restructuring charges

        We recognized net restructuring charges in 2008 of $5.9 million, of which $6.4 million was related to the termination of 35 billable headcount and 37 administrative staff and the closure of two offices during the fourth quarter of 2008, partially offset by a $0.5 million benefit in the third quarter of 2008 resulting from changes in estimated costs of rent payments for a facility vacated in 2007. For 2008 activities, we anticipate annualized savings of approximately $5.7 million and $3.6 million related to the termination of 35 billable headcount and 37 administrative staff, respectively. We anticipate savings of $0.4 million in occupancy costs related to the two office closures.

        We recognized a restructuring charge in 2007 of $10.7 million. The 2007 restructuring charge related to the termination of 121 billable headcount and seven administrative staff during 2007 and the closure of seven offices and a computer facility during the same period.

        Restructuring charges in our Consolidated Statements of Operations were as follows (in thousands):

	Year ended December 31,
	2008	2007
One-time termination benefits	$3,211	$1,700
Write-off of unearned signing and performance bonuses(1)	2,338	3,668
Write-off of expert advances paid in excess of expert fees earned(1)	—	3,813
Lease buyout and rent payments for office closure and other costs(2)	888	1,508
Restructuring charge recovery	(500)	—

Total	$5,937	$10,689

    (1)
    Represents non-cash charges.

    (2)
    Includes non-cash charges of $0.1 million and $0.2 million in 2008 and 2007, respectively.

  Divestiture charges

        We recognized a charge in the fourth quarter of 2008 in connection with the divestiture of a portion of our practice in Milan, Italy. While we closed the transaction in February 2009, the terms of the sale were substantially agreed to and we estimated and recorded a loss of approximately $3.1 million as of December 31, 2008.

Interest income, interest expense and other expense, net

        The following table sets forth our interest income, interest expense and other expense, net for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
				Change 2008 - 2007		Change 2007 - 2006
($ in thousands)	2008	2007	2006
Interest income	$445	$635	$861	$(190)	(29.9)%	$(226)	(26.2)%
Interest expense	(636)	(508)	(670)	(128)	25.2%	162	(24.2)%
Other expense, net	(1,849)	(502)	(402)	(1,347)	268.3%	(100)	24.9%

        The decrease in interest income from 2007 to 2008 and from 2006 to 2007 is due to lower cash balances held in interest-bearing accounts. The increase in interest expense in 2008 compared to 2007 is due to higher outstanding balances on our line of credit. The decrease in interest expense from 2006 to 2007 is due to lower outstanding balances on our line of credit.

        The increase in other expense from 2007 to 2008 is primarily due to a $1.6 million increase in net mark-to-market losses on our deferred compensation plan assets, partially offset by a $0.3 million increase in foreign currency transaction gains. The increase in other expense from 2006 to 2007 is primarily due to a $0.1 million increase in net charges on our deferred compensation plan assets and liabilities.

Income taxes

        Our income tax expense or benefit for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
				Change 2008 - 2007		Change 2007 - 2006
($ in thousands)	2008	2007	2006
Income tax (benefit) expense	$(41,680)	$8,753	$14,340	$(50,433)	(576.2)%	$(5,587)	(39.0)%

        Our effective tax rate in 2008 was 32.5%, as compared to 40.6% in 2007 and 40.7% in 2006. In 2008, we recognized an income tax benefit of $41.7 million on a loss from continuing operations of $128.4 million. The change in the effective tax rate in 2008 is due primarily to the tax impact of the goodwill impairment charge, as well as the valuation allowance placed on our foreign tax credits. Approximately $11.7 million of the $118.8 million goodwill impairment charge represents a permanent difference, or an amount that is not deductible for tax purposes, which decreases the tax benefit by approximately $4.1 million and decreased the effective rate by 3.2%. In 2008, we also recorded a $3.7 million valuation allowance against the deferred tax asset related to our foreign tax credit carryforwards, which will expire in ten years, as we are currently unable to conclude that the realization of these credits is reasonably assured. We will continue to evaluate the likelihood of ultimately realizing the benefit of our foreign tax credits in future periods. The impact of the valuation allowance was to reduce the overall benefit of the loss from continuing operations by $3.7 million, and decrease the effective rate by 2.7%.

        For 2007 and 2006, we had income from continuing operations of $21.6 million and $35.2 million, respectively. The effective rates in those years were primarily influenced by federal, foreign and state statutory rates. Permanent differences had a minor impact on the effective rates for 2007 and 2006. We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised, when restricted shares vest, or when stock purchased under our Employee Stock Purchase Plan is sold prior to the end of the required holding period. We have recognized a reduction of current taxes payable of $0.2 million for non-qualified options that were exercised and restricted shares that vested in 2008, and have reduced deferred tax assets by $1.4 million and decreased additional paid in capital by $1.2 million. We recognized a reduction of current taxes payable of $2.0 million in 2007 and reduced deferred tax assets by $0.7 million and increased additional paid in capital by $1.3 million.

        We have been involved in a tax dispute with the Argentine tax authority since 2007 regarding a potential income tax deficiency related to our 2003 and 2004 tax returns and a withholding tax deficiency in connection with our 2005 return totaling approximately $3.3 million, which includes potential interest if our position is not ultimately sustained. In 2008, we elected to pay this amount in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court and recorded the payments in Other long-term assets in our Consolidated Balance Sheets at December 31, 2008. We may also be subject to penalties if our position is not ultimately sustained, and may receive additional notices for income and withholding deficiencies for 2005 and

2006 for the same issues noted by the Argentine tax authority during their audit of our 2003 and 2004 income tax returns and our 2005 withholding tax returns. We believe that we properly reported these transactions in our Argentine tax returns and have assessed that our position in this matter will be sustained. Accordingly, we have not recognized any additional tax liabilities in connection with this matter at December 31, 2008.

        If we are unsuccessful in defending our position, amounts paid and to be paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG's U.S. tax return and would result in a deferred tax asset on LECG's Consolidated Balance Sheets, the realization of which would be dependent upon our ability to utilize the foreign tax credit within the ten-year expiration period.

Discontinued operations

        On December 31, 2007, we completed the sale of our wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. ("SVEWG") for $7.0 million to a privately held company owned by the former majority shareholder of SVEWG, as disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for 2008. The following table shows selected financial data of SVEWG included in income from operations of discontinued subsidiary for the periods presented (in thousands):

	Year ended December 31,
	2007	2006
Revenues	$10,958	$8,565

Income from operations of discontinued subsidiary before income taxes	$1,313	$968
Income tax expense	535	394

Income from operations of discontinued subsidiary, net of income taxes	$778	$574

        Further financial information regarding discontinued operations is included in Note 15. "Discontinued Operations" in Notes to Consolidated Financial Statements contained in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

        Our current sources of liquidity are our cash on hand, cash generated by operations and our revolving credit facility ("Facility"). As of December 31, 2008, we had $19.5 million in cash and cash equivalents, primarily held in money market accounts. Our primary financing need will continue to be funding our operations, including our payroll related costs, current operating lease commitments, performance bonuses, performance-based purchase price payments related to prior acquisitions, and to a lesser extent, funding retention and signing bonuses and strategic acquisitions. Important elements of our business include the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas. We expect to continue to recruit and hire top-level experts and talented professional staff in order to deepen our existing service offerings through a mix of individual hires, group hires and acquisitions.

Revolving credit facility

        As of December 31, 2008, our Facility provides for current borrowings up to $100 million, of which $25 million is available for letters of credit. Borrowings under the Facility are guaranteed by LECG Corporation and its domestic subsidiaries. The Facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the Facility to $200 million over the life of the Facility, which expires in December 2011. As of December 31, 2008, we had no outstanding borrowings and had letters of credit outstanding in the amount of $1.7 million. The interest rate in effect for the Facility at December 31, 2008 was 3.25%. The Facility also contains non-financial and financial covenants, including asset, leverage and debt coverage ratios, as well as limitations on the total amount of signing, retention and performance bonus payments we make within a 12 month period.

        On February 9, 2009, we executed the third amendment to the Facility, in part to provide a waiver for the potential non-compliance with one of the financial covenants at December 31, 2008 as a result of the impairment and restructuring charges we recorded in the fourth quarter of 2008. On March 30, 2009, we agreed to a fourth amendment to the Facility to address potential future non-compliance with certain other financial covenants. As a result of the third and fourth amendments, the following changes were made: (i) commitment fees on the unused portion of the facility increased to 0.50%–0.60%; (ii) the additional margin over the base interest rate on amounts outstanding increased to 250–450 basis points; (iii) the total net leverage ratio covenant was replaced with a covenant to maintain a total debt to adjusted EBITDA ratio of less than 2.5 to 1.0; (iv) the limitations on the total amount of signing and performance bonuses we may pay within a rolling 12 month period were modified to be less restrictive; (v) a covenant was added requiring us to maintain a minimum ratio of cash plus net receivables divided by total debt of 1.5 to 1.0, and (vi) the minimum required fixed charge coverage ratio was reduced for the first three quarters of 2009. In addition, the borrowing capacity under the facility will be limited to 80% of our domestic billed receivables that are aged less than 120 days until we achieve a certain level of financial performance as defined in the fourth amendment. As of February 28, 2009, this covenant would effectively limit our borrowing capacity to approximately $28.0 million. The Facility also includes other customary financial and non-financial covenants. We paid $2.3 million in fees in 2009 related to these amendments, which will be amortized over the remaining term of the Facility.

  Cash flows

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,113	$17,236	$11,448
Investing activities	(12,594)	(26,518)	(28,278)
Financing activities	173	3,553	6,552
Effect of exchange rates on changes in cash	(1,784)	842	1,045

Net decrease in cash and cash equivalents	$(2,092)	$(4,887)	$(9,233)

  Operating activities

        Net cash provided by operations in 2008 was $12.1 million as compared to $17.2 million provided by operations in 2007 and $11.4 million provided by operations in 2006. The primary uses and sources of cash from operations in 2008 were net loss of $86.7 million, which included non-cash expenses of $159.1 million, $49.2 million related to current and deferred income taxes and a $9.3 million decrease in accounts receivable resulting from the timing of our collections. Various factors impact the average collection period of receivables including billing activities associated with new clients, deferred billings on matters relating to bankruptcy, and international operations. In 2008, we paid $7.4 million for income taxes, and we expect a refund of this amount due to our taxable net loss for the year. In connection with our 2007 and 2008 restructuring activities, we made cash payments of $1.5 million during 2008. We anticipate $2.9 million of additional cash expenditures in 2009 and beyond related to the execution of these restructuring activities.

        In 2008, we paid $17.4 million in signing, retention and performance bonuses, a decrease of $21.0 million from the $38.4 million paid in 2007. We also have performance-based agreements with certain experts that may require us to pay up to an additional $8.5 million of performance bonuses if specified performance criteria are achieved over the next six years. Signing, retention and performance bonuses are an integral part of our recruitment and retention effort. We will likely continue to use these types of bonuses and incur recruiting fees in our efforts to recruit and retain key experts and professional staff. Substantially all of the signing, retention and performance bonuses paid have vesting periods ranging from one to 15 years, whereby we are entitled to recover the bonus on a pro rata basis in the event the recipient voluntarily leaves or is terminated for cause prior to the end of the vesting period.

        Net cash provided by operations in 2007 was $17.2 million. The primary sources and uses of cash from operations in 2007 were net income of $11.4 million, which included non-cash expenses of $35.9 million and a $3.7 million decrease in accounts receivable resulting from the timing of our collections. In connection with our 2007 value recovery plan, we paid $1.2 million of one-time termination benefits and $0.4 million of facility closure costs during 2007. In 2007, we paid $38.4 million in signing, retention and performance bonuses. In 2007, we paid $10.4 million for income taxes, $2.6 million of which was applied to 2008 tax liabilities.

        Net cash provided by operations in 2006 was $11.4 million. The primary sources and uses of cash from operations in 2006 were net income of $21.5 million, which included non-cash expenses of $22.8 million. This was offset by an increase in accounts receivable of $13.6 million resulting from the increase in expert and professional staff revenue. In 2006, we paid $23.6 million in signing bonuses and performance bonuses. In 2006, we paid $22.6 million for income taxes, $5.5 million of which was applied to 2007 tax liabilities

  Investing activities

        Net cash used in investing activities was $12.6 million for 2008 as compared to $26.5 million in 2007 and $28.3 million in 2006. Acquisition related payments in 2008, 2007 and 2006, accrued purchase price payable at December 31, 2008 were as follows (in thousands):

				Accrued purchase price payable at 12/31/2008
	Year ended December 31,					Date of final potential payment
					Potential remaining payments
	2008	2007	2006
Payment in connection with acquisitions (net of cash acquired and including transaction costs):
Secura	$—	$9,196	$—
Mack Barclay	—	—	13,074
Other(1)	—	—	195

Total payments in connection with acquisitions	—	9,196	13,269
Additional acquisition related payments:
Secura	—	—	—	$—	$2,500	Dec-10
Mack Barclay	5,300	1,845	—	1,055	—	Jul-10
Lancaster	240	372	—	738	—	Feb-09
Beach	—	500	—	—	—	n/a
Neilson Elggren	1,509	1,234	—	1,007	1,500	Dec-10
Bates	2,000	4,588	3,463	1,850	—	Jan-09
Cook	172	243	—	—	—	n/a
WAG	—	1,227	—	—	—	n/a
EA	—	1,863	1,803	—	—	n/a
LRTS	515	847	1,602	251	280	Apr-09
CFES	—	1,856	1,792	—	—	n/a

Total payments	9,736	14,575	8,660	$4,901	$4,280

Total acquisition related payments	$9,736	$23,771	$21,929

(1)
Represents additional transaction cost for prior year acquisitions.

        Investing activities in 2008 and 2007 also included investments in computer hardware and software additions totaling $3.2 million and $3.8 million, respectively. Investing activities in 2006 included investments in leasehold improvements related to the expansion our San Diego office, and office equipment, computer hardware and software totaling $6.3 million.

  Financing activities

        We borrowed and repaid a cumulative total of $61.0 million under our revolving credit line over the course of 2008.

        Net cash provided by financing activities in 2007 was $3.6 million, as the result of $2.1 million of proceeds from the exercise of options, $0.2 million from the issuance of 13,286 shares of common stock in connection with our Employee Stock Purchase Plan, and $1.3 million of tax benefit from option exercises and equity compensation plans. We borrowed and repaid $13.0 million under our revolving credit line during 2007, and we paid $0.1 million of loan fees to amend our revolving credit line, including the modification of a restrictive covenant related to the total amount of signing, retention and performance bonus payments made within a 12-month period.

        Net cash provided by financing activities in 2006 was $6.6 million, as the result of $4.2 million of proceeds from the exercise of options, $0.3 million from the issuance of 14,745 shares of common stock in connection with our Employee Stock Purchase Plan and $2.6 million of tax benefit from option exercises and equity compensation plans. We borrowed and repaid $25.0 million under our revolving credit line during 2006, and we paid $0.5 million of loan fees to amend our revolving credit line, including increasing the maximum borrowings under the line of credit and extending the expiration date to December 2011.

  Effect of exchange rates on changes in cash

        The $1.8 million negative effect in 2008 resulted from the translation of cash balances held in foreign locations that were primarily denominated in United Kingdom pound sterling and Canadian dollars at lower exchange rates relative to the US dollar at December 31, 2008 compared to December 31, 2007. The $0.8 million positive effect in 2007 resulted from the translation of cash balances held in foreign locations that were primarily denominated in Canadian dollars and the Euro at higher exchange rates relative to the US dollar at December 31, 2007 compared to December 31, 2006.

Future needs

        The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts which are needed to support our operations. In addition, cash payments for signing, retention and performance bonuses, and recruiting fees and performance-based acquisition payments could affect our cash needs, as we anticipate the continued use of signing, retention and performance bonuses to recruit and retain expert talent, but the timing of those events and opportunities cannot be predicted. These cash needs have historically caused us to utilize our Facility throughout the year. The current economic downturn may result in our need to utilize the Facility more frequently and to a greater degree than we did historically. During 2008, our maximum borrowing under the Facility at any one time was $19.0 million. As previously discussed, recent amendments to our Facility were necessary to maintain future compliance based on expected operations in 2009, and include certain limitations to our borrowing capacity under the Facility. We believe funds generated by our operations and the amounts available to us under our amended Facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months.

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

	Payments due by years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Operating leases(2)	$15,603	$12,408	$7,582	$5,711	$5,360	$6,010	$52,674
Accrued signing, retention and performance bonus(3)	500	263	—	—	—	—	763
Contingent performance bonuses(4)	6,070	2,500	—	—	—	—	8,570
Earned expert bonuses(5)	7,327	—	—	—	—	—	7,327
Retention and signing bonuses(6)	2,771	—	—	—	—	—	2,771
Contingent performance bonus commitments(7)	1,784	2,912	—	—	—	—	4,696
Accrued purchase price(8)	3,846	1,055	—	—	—	—	4,901
Contingent purchase price commitments(9)	280	4,000	—	—	—	—	4,280
Purchase commitments(10)	1,135	1,088	4	—	—	—	2,227
Divestiture payments(11)	2,642	—	—	—	—	—	2,642
One-time termination benefits(12)	2,058	—	—	—	—	—	2,058
Loan fees(13)	2,148	—	—	—	—	—	2,148

Total(1)	$46,164	$24,226	$7,586	$5,711	$5,360	$6,010	$95,057

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

(3)
Represents amounts accrued as of December 31, 2008 under certain expert agreements with claw back provisions.

(4)
Represents the maximum payment under the terms of certain expert agreements with claw back provisions and are subject to achieving certain significant performance criteria. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the table and includes the following:

•
In connection with the hiring of certain experts and professional staff in March 2004, we will pay $2.5 million of additional performance bonuses if additional specified performance targets are achieved prior to March 2011.

  •
  In connection with the hiring of certain experts and professional staff in August 2006, we will pay performance bonuses of $6.0 million if specified performance targets are achieved.

(5)
Represents actual amounts to be paid which were accrued at December 31, 2008 under certain bonus agreements that do not include claw back provisions.

(6)
Represents actual amount of bonuses paid in January 2009 upon the execution of amended or new employment agreements. The bonuses generally have five-year vesting periods.

(7)
Includes the maximum potential payments for certain bonus agreements that do not include claw back provisions. Excluded from this amount are other contractual obligations that are contingent upon the achievement of specified performance criteria. The amounts and timing of such payments included in the table are estimates. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the schedule.

(8)
Represents amounts accrued as of December 31, 2008. See table included in "Liquidity and Capital Resources" under "Investing Activities" and the discussions included under "Additional payments related to prior acquisitions" for further details.

(9)
Represents maximum amount of performance-based purchase price related to acquisitions. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the schedule. See table included in "Liquidity and Capital Resources" under "Investing Activities" and the discussions included under "Additional payments related to prior acquisitions" for further details.

(10)
Primarily represents maintenance, service and outsourcing contracts.

(11)
Represents cash transfers related to the divestiture of a portion of our practice in Milan, Italy that was finalized in February 2009.

(12)
Represents one-termination benefits to be paid in connection with our 2008 restructuring activities.

(13)
Represents loan fees that were paid in February and March 2009 upon the execution of the third and fourth amendments to the revolving credit agreement to modify the covenants.

Additional payments related to prior acquisitions

        In March 1, 2007, we acquired substantially all of the operating assets of The Secura Group, LLC ("Secura"), an expert, consulting and regulatory compliance services firm specializing in the financial services industry. If specified annual performance targets are achieved through December 2010, we will make additional payments of up to $2.5 million after December 2010. Additional purchase price and goodwill will be recorded in subsequent periods if such performance targets are met.

        In May 2006, we acquired substantially all of the assets of BMB Mack Barclay, Inc. and affiliates ("Mack Barclay"), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. As a result of achieving specified performance targets through April 30, 2008, we recognized $4.1 million of additional purchase price, of which $2.3 million and $1.8 million was paid in July 2008 and 2007, respectively. In September 2008, we entered into an amendment to the Mack Barclay asset purchase agreement to settle all remaining contingent obligations to the seller. The original agreement provided for additional purchase price payments of up to $4.7 million by July 2011, if certain performance targets were achieved through April 2011. Under the terms of the amendment, we will make guaranteed payments totaling $4.1 million, of which $3.0 million was paid in December, 2008 and the remaining $1.1 million is due July, 2010.

        In December 2005, we acquired substantially all of the assets of Lancaster Consulting LLC ("Lancaster"), an expert services firm specializing in general management, mergers and acquisitions, litigation and financial management consulting. As a result of achieving specified performance targets through December 31, 2008, we recognized $1.3 million of additional purchase price, of which $0.7 million, $0.2 million and $0.4 million was paid in February 2009, and March 2008 and 2007, respectively. There are no further performance-based purchase price commitments.

        In December 2005, we acquired substantially all of the assets of Beach & Company International LP ("Beach"), an expert services firm specializing in financial, economic and operational consulting. As a result of achieving specified performance targets through March 31, 2007, we recognized $0.5 million of additional purchase price which was paid in June 2007. There are no further performance-based purchase price commitments.

        In November 2005, we acquired substantially all of the assets of Neilson Elggren LLP ("Neilson Elggren"), a financial and insolvency expert and consulting services firm. As a result of achieving specified performance targets through December 31, 2008, we have recognized $3.7 million of additional purchase price, of which $1.0 million, $1.5 million and $1.2 million was paid in January 2009, 2008 and 2007, respectively. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by October 2010.

        In August 2005, we purchased the business (including certain assets, experts and professional staff) of Bates Private Capital Inc. ("Bates"), an expert services firm specializing in dispute resolution for the retail securities industry. As a result of achieving specified performance targets through July 31, 2008, we recognized $8.1 million of additional purchase price, of which $4.6 million and $3.5 million was paid in 2007 and 2006, respectively. In November 2008, we entered into an amendment to the Bates asset purchase agreement to settle all remaining contingent obligations to the seller. The original agreement provided for additional purchase price payments of up to $4.9 million by September 2011, if certain performance targets were achieved through July 2011. Under the terms of the amendment, we will make guaranteed payments totaling $3.9 million, of which $2.0 million was paid in November, 2008 and the remaining $1.9 million was paid in January, 2009.

        In March 2005, we acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. ("Cook"), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation. As a result of achieving specified performance targets through December 31, 2008, we recognized $0.4 million of additional purchase price, of which $0.2 million was paid in May 2008 and February 2007, respectively. There are no further performance-based purchase price commitments.

        In October 2004, we acquired substantially all of the assets of Washington Advisory Group, LLC ("WAG"), an expert services firm specializing in technology assessment and policy, and research and development strategy. As a result of achieving specified performance targets through December 31, 2007, we recognized $0.8 million of additional purchase price, which was paid in 2007. There are no further performance-based purchase price commitments.

        In March 2004, we acquired the business of Economic Analysis, LLC ("EA"), a company providing expert services involving complex business litigation and regulatory matters. As a result of achieving certain performance targets through December 31, 2006, we recognized $6.2 million of additional purchase price, of which $1.9 million, $1.8 million, and $2.5 million was paid in March 2007, 2006 and 2005, respectively. There are no further performance-based purchase price commitments.

        In March 2004, we acquired the business of Low Rosen Taylor Soriano ("LRTS"), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. As a result of achieving certain performance targets through December 31, 2008, we recognized additional purchase price of $4.2 million, of which $0.3 million, $0.5 million, $0.8 million, $1.6 million and $1.0 million was paid in February 2009, 2008, 2007, 2006 and 2005, respectively. In addition, if specified performance targets are achieved through February 2009, we will make additional payments of up to $0.3 million payable by no later than April 2009.

        In August 2003, the Company acquired the business of the Center for Forensic Economic Studies ("CFES"). As a result of achieving specified performance targets, we recognized $7.1 million of additional purchase price and paid in full prior to 2008. There are no further performance-based purchase price commitments.

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

Interest rate risk

        Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature and interest on our short-term borrowings is based on the greater of the prime rate, the federal funds rate plus 0.5% or the Eurocurrency rate plus 1.0%. Due to the nature of our short-term investments and borrowings, we have concluded that we do not have material market risk exposure.

        Our investment policy requires us to invest funds in excess of current operating requirements. As of December 31, 2008, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Market risk

        Our deferred compensation plan assets consist of the cash surrender value of company-owned variable universal life insurance policies. These insurance policies are held to insure against the sudden death of the plan participants and as an offset to our liability to the plan participants. The cash surrender value for these insurance products at any given point in time is determined by the fair value of the underlying investment funds, referred to as insurance subaccounts, which are designed to emulate most of the characteristics of a retail mutual fund. These assets are reflected at fair value in our consolidated balance sheets with changes recorded in other income/expense at the end of each reporting period. We are subject to market fluctuations and our net income has been and may in the future be affected by these fluctuations due to the timing of when we authorize the reallocation of insurance subaccounts to match changes to the plan participants' investment allocations or when we have plan asset values that are greater than plan participant liabilities, which occasionally occurs due to the timing of participant distributions. If the fair value of the underlying investment funds of our deferred compensation plan assets were to fluctuate 20%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

Currency risk

        We currently have operations in Argentina, Australia, Belgium, Canada, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation loss of approximately $3.9 million in the year ended December 31, 2008.

Our realized foreign transaction gains and losses were immaterial in the year ended December 31, 2008.

        At December 31, 2008, we had U.S. dollar equivalents of approximately $5.9 million in net assets with a Canadian Dollar functional currency, $4.7 million in net assets with a Euro functional currency, $4.0 million in net assets with a Argentine peso functional currency, $0.2 million in net liabilities with a United Kingdom pound sterling functional currency, and $0.7 million in net assets with a New Zealand dollar functional currency.

        If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LECG Corporation
Emeryville, California

        We have audited the accompanying consolidated balance sheets of LECG Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LECG Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
LECG Corporation
Emeryville, California

        We have audited the internal control over financial reporting of LECG Corporation and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated March 30, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 30, 2009

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$19,510	$21,602
Accounts receivable, net of allowance of $973 and $866	87,122	103,444
Prepaid expenses	5,996	6,156
Deferred tax assets, net—current	14,123	12,301
Signing, retention and performance bonuses—current	15,282	16,162
Income taxes receivable	7,662	2,674
Other current assets	2,447	2,310
Note receivable—current	518	490

Total current assets	152,660	165,139
Property and equipment, net	11,011	12,586
Goodwill	—	106,813
Other intangible assets, net	3,790	9,696
Signing, retention and performance bonuses—long-term	34,976	45,523
Deferred compensation plan assets	9,684	15,599
Note receivable—long-term	1,946	2,510
Deferred tax assets, net—long-term	36,952	—
Other long-term assets	5,188	1,453

Total assets	$256,207	$359,319

Liabilities and stockholders' equity
Current liabilities:
Accrued compensation	$49,313	$64,577
Accounts payable and other accrued liabilities	11,493	7,856
Payable for business acquisitions—current	3,846	2,750
Deferred revenue	2,450	2,989
Liability associated with divestiture	2,642	—

Total current liabilities	69,744	78,172
Payable for business acquisitions—long-term	1,055	—
Deferred compensation plan obligations	9,632	15,133
Deferred tax liabilities	—	4,505
Deferred rent	6,601	7,718
Other long-term liabilities	569	301

Total liabilities	87,601	105,829

Commitments and contingencies	—	—
Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,559,253 and 25,444,678 shares outstanding at December 31, 2008 and 2007, respectively	26	25
Additional paid-in capital	172,005	166,325
Accumulated other comprehensive (loss) income	(1,407)	2,471
(Accumulated deficit) retained earnings	(2,018)	84,669

Total stockholders' equity	168,606	253,490

Total liabilities and stockholders' equity	$256,207	$359,319

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Fee-based revenues, net	$322,714	$351,544	$326,660
Reimbursable revenues	12,965	18,885	18,625

Revenues	335,679	370,429	345,285
Direct costs	221,476	228,069	211,619
Reimbursable costs	13,339	18,557	18,264

Cost of services	234,815	246,626	229,883
Gross profit	100,864	123,803	115,402
Operating expenses:
General and administrative expenses	88,021	83,901	73,165
Depreciation and amortization	5,939	7,284	6,793
Goodwill impairment	118,800	—	—
Other impairments	5,358	—	—
Restructuring charges	5,937	10,689	—
Divestiture charges	3,136	—	—

Operating (loss) income	(126,327)	21,929	35,444
Interest income	445	635	861
Interest expense	(636)	(508)	(670)
Other expense, net	(1,849)	(502)	(402)

(Loss) income from continuing operations before income taxes	(128,367)	21,554	35,233
Income tax (benefit) expense	(41,680)	8,753	14,340

(Loss) income from continuing operations	(86,687)	12,801	20,893
Discontinued operations:
Income from operations of discontinued subsidiary, net of income taxes of $0, $535, and $394	—	778	574
Loss on disposal of subsidiary	—	(2,219)	—

(Loss) income from discontinued operations	—	(1,441)	574

Net (loss) income	$(86,687)	$11,360	$21,467

Basic earnings per share:
(Loss) income from continuing operations	$(3.42)	$0.51	$0.86
(Loss) income from discontinued operations	—	(0.06)	0.02

Basic earnings per share	$(3.42)	$0.45	$0.88

Diluted earnings per share:
(Loss) income from continuing operations	$(3.42)	$0.51	$0.83
(Loss) income from discontinued operations	—	(0.06)	0.02

Diluted earnings per share	$(3.42)	$0.45	$0.85

Shares used in calculating earnings per share
Basic	25,330	25,117	24,345
Diluted	25,330	25,499	25,250

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(86,687)	$11,360	$21,467
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	132	174	266
Depreciation and amortization of property and equipment	4,489	4,884	3,723
Amortization of intangible assets	1,450	2,415	3,100
Goodwill impairment	118,800	—	—
Other impairments	5,358	—	—
Amortization of signing, retention and performance bonuses	16,522	12,091	8,827
Equity-based compensation	6,778	5,731	6,481
Excess tax benefits from equity-based compensation	(41)	736	378
Non cash restructuring charges	2,441	7,639	—
Divestiture charges	3,136	—	—
Loss on disposal of subsidiary	—	2,219	—
Other	71	(24)	7
Changes in assets and liabilities:
Accounts receivable	9,258	3,700	(13,552)
Signing, retention and performance bonuses paid	(17,397)	(38,428)	(23,567)
Prepaid and other current assets	(57)	(2,274)	2,779
Accounts payable and other accrued liabilities	4,969	725	2,216
Income taxes	(4,485)	2,062	(9,665)
Accrued compensation	(4,260)	10,650	7,646
Deferred revenue	(348)	359	29
Deferred compensation plan assets, net of liabilities	415	(1,091)	412
Deferred rent	(947)	(310)	158
Deferred taxes	(44,708)	(5,770)	(1,270)
Other assets	(3,646)	536	200
Other liabilities	870	(148)	1,813

Net cash provided by operating activities	12,113	17,236	11,448

Cash flows from investing activities
Business acquisitions, net of acquired cash and earn out payments	(9,736)	(23,771)	(21,929)
Purchase of property and equipment	(3,217)	(3,839)	(6,291)
Proceeds from disposal of subsidiary, net of cash transferred	—	1,029	—
Proceeds from note receivable	536	—	—
Other	(177)	63	(58)

Net cash used in investing activities	(12,594)	(26,518)	(28,278)

Cash flows from financing activities
Borrowings under revolving credit facility	61,000	13,000	25,000
Repayments under revolving credit facility	(61,000)	(13,000)	(25,000)
Proceeds from exercise of stock options	46	2,097	4,183
Excess tax benefits from equity-based compensation	41	1,282	2,574
Proceeds from issuance of stock—employee stock purchase plan	85	199	265
Payment of loan fees	—	(102)	(503)
Other	1	77	33

Net cash provided by financing activities	173	3,553	6,552

Effect of exchange rates on changes in cash	(1,784)	842	1,045

Decrease in cash and cash equivalents	(2,092)	(4,887)	(9,233)
Cash and cash equivalents, beginning of year	21,602	26,489	35,722

Cash and cash equivalents, end of year	$19,510	$21,602	$26,489

Supplemental disclosure
Cash paid for interest	$400	$259	$461

Cash paid for income taxes	$7,392	$10,421	$22,566

Non cash investing and financing activities
Establishment of note receivable from SVEWG	$—	$3,000	$—

Forgiveness of purchase price liability to SVEWG	$—	$2,000	$—

Fair value of common stock issued for acquisitions	$—	$—	$250

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common stock					Accumulated other comprehensive income (loss)
				Retained earnings (accumulated deficit)				Total comprehensive income (loss)
	Shares	Par value	Additional paid-in capital		Deferred equity compensation		Total stockholders' equity
Balance January 1, 2006	24,243,482	24	144,171	51,842	(1,056)	(165)	194,816
Issuance of common stock—Employee Stock Purchase Plan	14,745	—	265	—	—	—	265
Issuance of common stock in connection with acquisitions	13,291	—	250	—	—	—	250
Equity compensation	—	—	6,481	—	—	—	6,481
Exercise of options	635,554	1	4,182	—	—		4,183
Tax benefit of stock option exercises and Employee Stock Purchase Plan disqualifying dispositions	—	—	2,574	—	—	—	2,574
Adoption of SFAS No.123 (R')	—	—	(1,056)	—	1,056	—	—
Option profit forfeiture	—	—	33	—	—	—	33
Net income	—	—	—	21,467	—	—	21,467	$21,467
Foreign currency translation adjustment	—	—	—	—	—	1,045	1,045	1,045

Total comprehensive income	—	—	—	—	—	—	—	$22,512

Balance at December 31, 2006	24,907,072	25	156,900	73,309	—	880	231,114
Issuance of common stock—Employee Stock Purchase Plan	13,286	—	199	—	—	—	199
Issuance of restricted stock, net	117,505	—	1	—	—	—	1
Equity compensation	—	—	5,771	—	—	—	5,771
Exercise of options	406,815	—	2,097	—	—	—	2,097
Tax benefit of stock option exercises and Employee Stock Purchase Plan disqualifying dispositions	—	—	1,282	—	—	—	1,282
Option profit forfeiture	—	—	75	—	—	—	75
Net income	—	—	—	11,360	—	—	11,360	$11,360
Foreign currency translation adjustment	—	—	—	—	—	1,591	1,591	1,591

Total comprehensive income	—	—	—	—	—	—	—	$12,951

Balance at December 31, 2007	25,444,678	25	166,325	84,669	—	2,471	253,490
Issuance of common stock—Employee Stock Purchase Plan	10,770	—	85	—	—	—	85
Issuance of restricted stock, net	89,000	1	1	—	—	—	2
Equity compensation	—	—	6,778	—	—	—	6,778
Exercise of options	14,805	—	46	—	—	—	46
Tax deficiencies on equity awards	—	—	(1,230)	—	—	—	(1,230)
Net loss	—	—	—	(86,687)	—	—	(86,687)	$(86,687)
Foreign currency translation adjustment	—	—	—	—	—	(3,878)	(3,878)	(3,878)

Total comprehensive loss	—	—	—	—	—	—	—	$(90,565)

Balance at December 31, 2008	25,559,253	$26	$172,005	$(2,018)	$—	$(1,407)	$168,606

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and operations

        The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiaries (collectively, the "Company" or "LECG"). The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, "experts") with the assistance of a professional support staff. The Company's experts are comprised of employees of the Company as well as exclusive independent contractors. These services are provided primarily in the United States from the Company's headquarters in Emeryville, California and its 17 other offices across the country. The Company also has international offices in Argentina, Australia, Belgium, Canada, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom.

2. Summary of significant accounting policies

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated from the consolidated results of operations and financial position.

Use of estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Reclassification

        Certain amounts in the prior period Consolidated Statements of Operations have been reclassified to conform to the 2008 presentation. Such amounts included the reclassification of $8.2 million and $2.5 million from the 2007 Cost of services and General and administrative expenses, respectively, to Restructuring charges. Also, Reimbursable revenues and Reimbursable costs for 2006 and 2007 were reclassified from Revenues and Cost of services to separate line items.

Fair value

        The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their estimated fair values because of the short maturity of these financial instruments.

Cash and cash equivalents

        Cash and cash equivalents consist principally of amounts with an original maturity of 90 days or less.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

Accounts receivable

        Accounts receivable consist of unbilled and billed amounts due from clients, and we recognized net of reserves for unrealizable revenue and allowances, and do not bear interest. Management uses its best estimate to determine the required revenue reserves and receivable allowances based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting the Company's clients base, specific knowledge of a client's inability to meet its financial obligations, significant one-time events and historical write-off experience. Management reviews the adequacy of its reserves quarterly.

        Billed receivable balances greater than 60 days past due are individually reviewed for collectability, and if deemed uncollectible, are charged off against the allowance for doubtful accounts or reversed out of revenue after all means of collection have been exhausted and the potential for recovery is considered remote.

        The Company maintains an allowance for doubtful accounts for estimated losses from billed services based on the historical percentage of write-offs resulting from customer bankruptcies or deterioration of the client's financial condition. The Company provided an allowance for doubtful accounts as follows (in thousands):

	December 31,
	2008	2007	2006
Balance at beginning of year	$866	$906	$666
Charged to general and administrative expenses	132	174	266
Amounts written off and other adjustments, net of recoveries	(25)	(214)	(26)

Balance at end of year	$973	$866	$906

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

        Most of the Company's agreements allow the Company to recover signing, retention and performance bonuses from the employee if he or she were to voluntarily leave the Company or be terminated for cause prior to a specified date over periods ranging from one to 15 years. However, for

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

the purpose of recognizing expense, the Company amortizes such signing, retention and performance bonuses over the shorter of the contractual recovery period or seven years. If an employee is involuntarily terminated, the Company generally writes off the unearned amount at the time of termination. In 2008 and 2007, the Company wrote-off $2.3 million and $3.7 million, respectively, of unearned signing, retention and performance bonuses in connection with the Company's restructuring activities.

        Amortization of signing, retention and performance bonuses included in cost of services was $16.2 million, $12.0 million, and $8.8 million in 2008, 2007 and 2006, respectively. Amortization of signing, retention and performance bonuses included in general and administrative expenses was $0.3 million and $0.1 million in 2008 and 2007, respectively.

        The estimated future bonus amortization associated with signing, retention and performance bonuses recognized as of December 31, 2008 is as follows (in thousands):

2009	$15,282
2010	12,512
2011	8,582
2012	5,982
2013	5,070
Thereafter	2,830

Total	$50,258

Property and equipment

        Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the assets' estimated useful life or the lesser of the estimated useful life. The cost of leasehold improvement is amortized over the useful life of the asset or the applicable lease term, whichever is less. Estimated useful lives generally range from three to five years for computers, software, and other equipment, and five years for furniture and fixtures. The Company's policy is to evaluate its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized would be measured as the difference between the related carrying amount and fair value.

Goodwill and other intangible assets

        Goodwill relates to the Company's business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), provides that goodwill and intangible assets with indefinite lives will not be amortized, but must be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. The Company's annual impairment test is performed during the fourth quarter of each year using an October 1st measurement date.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

        Factors that the Company considers important in determining whether to perform an impairment review on a date other than October 1st, include significant underperformance relative to forecasted operating results, significant negative industry or economic trends, and permanent declines in its stock price and related market capitalization. If the Company determines that the carrying value of goodwill may not be recoverable, it will assess impairment based on a projection of discounted future cash flows for each reporting unit, or some other fair value measurement such as the quoted market price of its stock and the resulting market capitalization, and then measure the amount of impairment, if necessary, based on the difference between its carrying value and implied fair value. See Note 4 for a discussion of the 2008 goodwill impairment charge.

        Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, contract rights, non-compete agreements and trade processes and are generally amortized over six months to 20 years. The Company evaluates the recoverability of its other intangible assets over their remaining useful life when changes in events or circumstances warrant an impairment review. If the carrying value of an intangible asset is determined to be impaired and unrecoverable over its originally estimated useful life, the Company will record an impairment charge to reduce the asset's carrying value to its fair value and then amortize the remaining value prospectively over the revised remaining useful life. The Company generally determines the fair value of its intangible asset using a discounted cash flow model as quoted market prices for these types of assets is not readily available. See Note 5 for a discussion of the 2008 intangible assets impairment charge.

Income taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), under which deferred assets and liabilities were recognized based upon anticipated future tax consequences attributable to differences between consolidated financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. The Company adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Deferred revenue

        Deferred revenue consists of retainers paid by clients to the Company. Such amounts are recorded as revenue as services are rendered.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

Deferred rent

        The Company leases office space in 30 cities. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account lessor incentives for tenant improvements and periods, including construction periods, where no rent payment is required ("rent holidays") and escalation clauses. The Company recognizes deferred rent as the difference between the expense recognized on a straight-line basis and the payments made per the terms of the lease. Certain leases include landlord incentives for leasehold improvements. These incentives are recorded as deferred rent and amortized as reductions to rent expense over the lease term.

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

        Revenues primarily arise from time and expense contracts, which are recognized in the period in which the services are performed. The Company also infrequently enters into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete, and the Company has received payment for the services performed under the contract. Revenues under these types of arrangements have not been material to date. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Fixed price contracts revenues are not a material component of total revenues.

        The Company recognizes revenue net of an estimate for amounts that will not be collectible from the client due to fee adjustments. This estimate is based on several factors, including the Company's historical percentage of fee adjustments and review of unbilled and billed receivables. These estimates are reviewed by management on a regular basis.

Cost of services

        Costs of services consists of compensation to experts, compensation of professional staff, project costs including reimbursable expenses and fees charged for outside services, equity-based compensation, and amortization of signing, retention, and performance bonuses that are subject to recovery from the expert.

        The majority of the Company's compensation to experts is comprised of expert fees and project origination fees. Expert fees represent amounts earned by the experts based on their contractual "pass-through" percentage applied to revenues generated by work they perform in the period. Project origination fees represent the contractual percentage applied to professional staff revenue and in certain circumstances other fee-based revenue, recognized on engagements secured by such experts. Expert fees and project origination fees are accrued in the period in which the associated revenue is recognized. The remaining experts' compensation consists of compensation paid based on a percentage

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

of performance targets such as revenue or gross margin associated with the experts' engagements or under a salary and bonus model.

        The Company makes advance payments, or draws to many of its non-salaried experts. Any outstanding draws previously paid to experts are deducted from the experts' fee payments until fully recovered. The Company recognizes an estimate for expert advances that it considers to be unrecoverable. The Company recognized additional expense (benefit) in connection with its estimate of these unrecoverable amounts of $0.1 million, $(0.7) million and $1.8 million in 2008, 2007 and 2006, respectively, reflected in direct costs.

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

        Upon adoption of SFAS No. 123(R), the Company elected the modified prospective method of transition, which requires that compensation expense be recognized beginning in 2006 for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amounts. The Company has previously used the Black-Scholes option pricing model for disclosure requirements under SFAS No. 123 to estimate the fair value of options granted prior to adopting SFAS No. 123(R), and continues to use this option pricing model to value new option grants. The Company has elected the "short-form" method to calculate excess tax benefits available for use in offsetting future tax shortfalls in accordance with FASB Staff Position No. 123(R)—3. See Note 12.

Foreign currency translation

        Assets and liabilities of the Company's non-U.S. subsidiaries that operate in a local currency environment are generally translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in accumulated other comprehensive (loss) income within stockholders' equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net (loss) income for the period in which exchange rates change.

Comprehensive (loss) income

        Comprehensive (loss) income represents net (loss) income plus other comprehensive (loss) income resulting from changes in foreign currency translation.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

Discontinued operations

        The Company has presented Silicon Valley Expert Witness Group, Inc. ("SVEWG") as a discontinued operation in its 2007 and 2006 consolidated financial statements, consistent with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The 2007 and 2006 results from SVEWG's operations, net of taxes are reflected in the accompanying consolidated financial statements as discontinued operations.

Segment reporting

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major clients. LECG has historically managed and reported internal financial information on a consolidated, office location, and individual expert/practice group profitability basis. The individual experts/practice groups and offices through which services were provided were considered components, rather than operating segments, under SFAS No. 131, as these components of the business did not have a segment manager or a sufficient level of discrete financial information necessary to assess performance and/or determine resource allocations. As of the second quarter of 2008, the Company reorganized its historical practice groups and individual experts into two operating segments: Economics Services and Finance and Accounting Services. The Chief Operating Decision Maker of LECG ("CODM") considers the key profit/loss measurement of the segments to be gross profit and gross margin. Segment managers, who are accountable directly to the Company's CEO (who is the CODM), were assigned to each operating segment. See Note 16 for a presentation of the Company's revenues, cost of services, gross profit and gross margin and other operating metrics.

Recently issued accounting standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R), prospectively, will have a material effect on the Company's results of operations and financial position, to the extent the Company has acquisitions, as costs that have historically been capitalized as part of the purchase price will now be expensed as incurred, such as accounting, legal and other professional fees.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the-noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires the Consolidated Statement of Operations to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure on the face of the Consolidated Statement of Operations of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 will not have a material impact on the Company's Consolidated Financial Statements.

3. Business acquisitions

        The Company's historical business acquisitions have consisted almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals. Therefore, in each acquisition, the excess of purchase price over the net tangible and intangible assets acquired and any additional performance-based payments are treated as goodwill under SFAS No. 141, Business Combinations.

Additional payments related to prior acquisitions

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

        In May 2006, the Company acquired substantially all of the assets of BMB Mack Barclay, Inc. and affiliates ("Mack Barclay"), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. As a result of achieving specified performance targets through April 30, 2008, the Company recognized $4.1 million of additional purchase price, of which $2.3 million and $1.8 million was paid in July 2008 and 2007, respectively. In September 2008, the Company entered into an amendment to the Mack Barclay asset purchase agreement to settle all remaining contingent obligations to the seller. The original agreement provided for additional purchase price payments of up to $4.7 million by July 2011, if certain performance targets were achieved through April 2011. Under the terms of the amendment, the Company will make guaranteed payments totaling $4.1 million, of which $3.0 million was paid in December 2008 and the remaining $1.1 million is due July 2010.

        In December 2005, the Company acquired substantially all of the assets of Lancaster Consulting LLC ("Lancaster"), an expert services firm specializing in general management, mergers and acquisitions, litigation and financial management consulting. As a result of achieving specified performance targets through December 31, 2008, the Company recognized $1.3 million of additional purchase price, of which $0.7 million, $0.2 million and $0.4 million was paid in February 2009, and March 2008 and 2007, respectively. There are no further performance-based purchase price commitments.

        In December 2005, the Company acquired substantially all of the assets of Beach & Company International LP ("Beach"), an expert services firm specializing in financial, economic and operational

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business acquisitions (Continued)

consulting. As a result of achieving specified performance targets through March 31, 2007, the Company recognized $0.5 million of additional purchase price which was paid in June 2007. There are no further performance-based purchase price commitments.

        In November 2005, the Company acquired substantially all of the assets of Neilson Elggren LLP ("Neilson Elggren"), a financial and insolvency expert and consulting services firm. As a result of achieving specified performance targets through December 31, 2008, the Company recognized $3.7 million of additional purchase price, of which $1.0 million, $1.5 million and $1.2 million was paid in January 2009, 2008 and 2007, respectively. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by October 2010.

        In August 2005, the Company purchased the business (including certain assets, experts and professional staff) of Bates Private Capital Inc. ("Bates"), an expert services firm specializing in dispute resolution for the retail securities industry. As a result of achieving specified performance targets through July 31, 2008, the Company recognized $8.1 million of additional purchase price, of which $4.6 million and $3.5 million was paid in 2007 and 2006, respectively. In November 2008, the Company entered into an amendment to the Bates asset purchase agreement to settle all remaining contingent obligations to the seller. The original agreement provided for additional purchase price payments of up to $4.9 million by September 2011, if certain performance targets were achieved through July 2011. Under the terms of the amendment, the Company will make guaranteed payments totaling $3.9 million, of which $2.0 million was paid in November 2008 and the remaining $1.9 million was paid in January 2009.

        In March 2005, the Company acquired all of the outstanding shares of J. Philip Cook & Associates, Inc. ("Cook"), a company providing appraisal, consulting, feasibility analysis and expert witness services related to real estate and business valuation. As a result of achieving specified performance targets through December 31, 2008, the Company recognized $0.4 million of additional purchase price, of which $0.2 million was paid in May 2008 and February 2007, respectively. There are no further performance-based purchase price commitments.

        In October 2004, the Company acquired substantially all of the assets of Washington Advisory Group, LLC ("WAG"), an expert services firm specializing in technology assessment and policy, and research and development strategy. As a result of achieving specified performance targets through December 31, 2007, the Company recognized $0.8 million of additional purchase price, which was paid in 2007. There are no further performance-based purchase price commitments.

        In March 2004, the Company acquired the business of Economic Analysis, LLC ("EA"), a company providing expert services involving complex business litigation and regulatory matters. As a result of achieving certain performance targets through December 31, 2006, the Company recognized $6.2 million of additional purchase price, of which $1.9 million, $1.8 million, and $2.5 million was paid in March 2007, 2006 and 2005, respectively. There are no further performance-based purchase price commitments.

        In March 2004, the Company acquired the business of Low Rosen Taylor Soriano ("LRTS"), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. As a result of achieving certain performance targets through December 31, 2008, the Company recognized additional purchase price of $4.2 million, of which $0.3 million, $0.5 million, $0.8 million, $1.6 million and $1.0 million was paid in February 2009, 2008,

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business acquisitions (Continued)

2007, 2006 and 2005, respectively. In addition, if specified performance targets are achieved through February 2009, the Company will make additional payments of up to $0.3 million payable by no later than April 2009.

        In August 2003, the Company acquired the business of the Center for Forensic Economic Studies ("CFES"). As a result of achieving specified performance targets, the Company recognized $7.1 million of additional purchase price and paid in full prior to 2008. There are no further performance-based purchase price commitments.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business acquisitions (Continued)

        Changes in the carrying amount of goodwill in 2008 and 2007, accrued purchase price payable at December 31, 2008, potential remaining purchase price and date of final potential payment by acquisition are as follows (in thousands):

		Year ended December 31,		Accrued purchase price payable at 12/31/2008(1)
						Date of final potential payment(3)
	Acquisition Date				Potential remaining payments(2)
		2008	2007
Goodwill balance at beginning of year		$106,813	$94,030
Goodwill recognized in connection with business acquisition:
Secura	Mar-07	—	7,151

		—	7,151
Additional amounts subsequently recorded for business acquisition(4):
Secura	Mar-07	$—	$—	$—	$2,500	Dec-10
Mack Barclay	May-06	6,021	938	1,055	—	Jul-10
Beach	Dec-05	—	500	—	—	n/a
Lancaster	Dec-05	738	240	738	—	n/a
Neilson Elggren	Nov-05	1,006	1,325	1,007	1,500	Dec-10
Bates	Aug-05	3,850	2,176	1,850	—	n/a
Cook	Mar-05	(3)	174	—	—	n/a
WAG	Nov-04	—	3	—	—	n/a
EA	Mar-04	—	10	—	—	n/a
LRTS	Mar-04	375	471	251	280	Apr-09

Total additions		11,987	5,837	$4,901	$4,280

Goodwill impairment (see Note 5)		(118,800)	—
Other(5)		—	(205)

Goodwill balance at end of year		$—	$106,813

(1)
Included in "Payable for business acquisitions" on the Consolidated Balance Sheets.

(2)
Represents additional purchase price and goodwill to be recognized in the future if specified performance targets and conditions are met.

(3)
Represents final date of any potential payment.

(4)
Represents additional payments purchase price earned or settled by sellers subsequent to the business acquisition.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business acquisitions (Continued)

(5)
Represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

4. Goodwill

        The Company completed its annual goodwill impairment test in connection with the preparation of its 2008 annual consolidated financial statements using an October 1st measurement date. Due to the worldwide financial crisis and decreased global economic activity in the latter half of 2008, particularly the substantial and continued economic slowdown in the U. S. and Europe, the Company experienced a significant decrease in revenues in the fourth quarter of 2008. As a result, the Company incorporated these events and circumstances into our cash flow model to determine the fair value of the Company's two reporting units and the implied fair value of the goodwill assigned to those reporting units. The implied fair value of each reporting units' goodwill was significantly less than the carrying value, and as a result, the Company concluded that its goodwill asset was fully impaired for both reporting units. Consequently, a $118.8 million impairment charge was recorded in the fourth quarter of 2008 as follows: $50.0 million related to the Economics Services segment and $68.8 million related to the Finance and Accounting Services segment. There were no goodwill impairments related to continuing operations during 2007 and 2006.

        Changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2008	2007
Balance at beginning of year	$106,813	$94,030
Goodwill recorded in connection with business acquisitions	—	7,151
Additional purchase price payments subsequently recorded for business acquisitions(1)	11,987	5,837
Goodwill impairment charges	(118,800)	—
Other(2)	—	(205)

Balance at end of period	$—	$106,813

    (1)
    Primarily consists of additional purchase price earned by sellers subsequent to the business acquisition, as specified performance targets and conditions were met (see Note 3).

    (2)
    Represents the finalization of initial estimates related to transaction costs, intangible assets and assumed liabilities.

5. Other intangible assets

        Based in part on lower revenues in 2008 as compared to the original revenue projection used to determine the fair value of the customer relationship intangible asset, the Company determined that the carrying value was not recoverable over the original estimate of its useful life. Also, in November 2008 the Company entered into an agreement with the original shareholders of a prior acquisition to cease using a trade name. As a result of these two changes in events and circumstances, the Company recorded a partial impairment of $4.0 million related to the customer relationship intangible asset and

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Other intangible assets (Continued)

a full impairment of $0.5 million related to the discontinued use of the trade name. The impairment charges are reflected as Other impairments in the Consolidated Statement of Operations for the year ended December 31, 2008. As a result of these impairments, annual amortization costs will decrease by $0.7 million in 2009.

        Other intangible assets related to our historical acquisitions were as follows (in thousands):

	Gross(1)	Accumulated amortization(1)	Impairment	Net
As of December 31, 2007:
Customer relationships	$10,500	$(2,454)	$—	$8,046
Other identifiable intangible assets	2,186	(536)	—	1,650

Total	$12,686	$(2,990)	$—	$9,696

As of December 31, 2008:
Customer relationships	$10,500	$(3,621)	$(4,005)	$2,874
Other identifiable intangible assets	2,166	(799)	(451)	916

Total	$12,666	$(4,420)	$(4,456)	$3,790

(1)
Fully amortized intangible assets are eliminated from the gross and accumulated amortization amounts in the period the asset fully amortized.

        Intangible asset amortization expense for 2008, 2007 and 2006 was $1.5 million, $2.4 million and $3.1 million respectively.

        The estimated future amortization expense for other intangible assets as of December 31, 2008, after the impairment write-downs related to the Bates intangible assets is as follows (in thousands):

2009	$712
2010	707
2011	656
2012	618
2013	522
Thereafter	575

Total	$3,790

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Computer equipment	$9,540	$9,122
Furniture, fixture and other	9,262	8,280
Software	6,281	6,717
Leasehold improvements	10,093	9,471

Total	35,176	33,590
Less: accumulated depreciation and amortization	(24,165)	(21,004)

Property and equipment, net	$11,011	$12,586

        Depreciation and amortization expense was approximately $ 4.5 million, $4.9 million and $3.7 million in 2008, 2007 and 2006, respectively.

7. Borrowing arrangements

        As of December 31, 2008, the Company's revolving credit facility (the "Facility") provides for maximum borrowings up to $100 million, of which $25 million is available for letters of credit. Borrowings under the Facility are guaranteed by LECG Corporation and its domestic subsidiaries. The Facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the Facility to $200 million over the life of the Facility, which expires in December 2011. Loan acquisition fees and related costs paid in 2007 and 2006 to increase the borrowing limits of the Facility are being amortized through December 31, 2011. As of December 31, 2008, the Company had no outstanding borrowings under this Facility and had letters of credit outstanding in the amount of $1.7 million. The interest rate in effect for the Facility at December 31, 2008 was 3.25%. The Facility provides for annual commitment fees on the unused portion of the Facility based on a total debt to EBITDA ratio. The Facility also contains non-financial and financial covenants, including asset, leverage and debt coverage ratios, as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period.

        On February 9, 2009, the Company executed the third amendment to the Facility to provide a waiver for the potential non-compliance with one of the financial covenants at December 31, 2008 as a result of the impairment and restructuring charges recorded in the fourth quarter of 2008. On March 30, 2009, the Facility was further amended to address potential future non-compliance with certain other financial covenants. As a result of the third and fourth amendments, the following changes were made: (i) commitment fees on the unused portion of the facility increased to 0.50%–0.60%; (ii) the additional margin over the base interest rate on amounts outstanding increased to 250–450 basis points; (iii) the total net leverage ratio covenant was replaced with a covenant to maintain a total debt to adjusted EBITDA ratio of less than 2.5 to 1.0; (iv) the limitations on the total amount of signing and performance bonuses that may be paid within a rolling 12 month period were modified to be less restrictive, (v) a covenant was added to maintain a minimum ratio of cash plus net receivables divided by total debt of 1.5 to 1.0, and (vi) the minimum required fixed charge coverage ratio was reduced for 2009. In addition, the borrowing capacity under the Facility will be limited to 80% of the Company's domestic billed receivables that are aged less than 120 days until the Company

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowing arrangements (Continued)

achieves a certain level of financial performance as defined in the fourth amendment. As of February 28, 2009, this covenant would effectively limit borrowing capacity to approximately $28.0 million. The Facility also includes other customary financial and non-financial covenants. The Company paid $2.3 million in fees in 2009 related to these amendments, which will be amortized over the remaining term of the Facility.

        Maintaining compliance with the Company's debt covenants is critical to the Company's operations. The current economic downturn adds uncertainty to the Company's anticipated revenue levels as shown by declines in the Company's revenue during the fourth quarter of 2008. The Company has executed a number of restructuring actions in response to these revenue declines. Should revenue declines continue or other unforeseen adverse developments occur, the Company would seek to remain in compliance with the debt covenants through further restructuring actions.

8. Accrued compensation

        Accrued compensation consists of the following (in thousands):

	December 31,
	2008	2007
Expert compensation	$27,944	$30,307
Project origination fees	12,421	15,793
Vacation payable	2,444	2,699
Professional staff compensation	1,289	2,165
Administrative staff compensation	1,643	2,504
Signing, retention and performance bonuses payable	763	9,550
Other payroll liabilities	2,809	1,559

Total accrued compensation	$49,313	$64,577

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

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

        In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company filed an answer to the complaint denying the substantive allegations of the complaint and expert discovery in the case has been completed. The Company and one of its experts filed a motion for summary judgment. In September 2008, the court granted the Company's motion for summary judgment in full; but denied in part the expert's motion for summary judgment. We have an indemnity obligation to the expert, as an employee of the Company, related to the denied portion of the expert's motion.

        The Company is also a party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful termination by experts and professional staff who formerly worked for the Company, and claims for payment of disputed amounts relating to agreements in which the Company has acquired businesses. The outcomes of these matters are uncertain, and the Company's management is not able to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. However, in the opinion of the Company's management, the outcomes of these proceedings, individually and in the aggregate, would not have a material adverse effect on the Company's business, financial position or results of operations.

Business acquisitions and expert hires

        The Company has made commitments in connection with its business acquisitions that will require the Company to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other interval. Additional purchase price payable earned or settled and payable to certain sellers totaled $4.9 million at December 31, 2008. The maximum amount of additional purchase consideration that could be paid by no later than December 2010 is $4.3 million if and when future performance targets are met. See Note 3 for commitments and contingencies related to the acquisitions of Secura, Neilson Elggren and LRTS.

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

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and contingencies (Continued)

Leases

        The Company leases its office facilities and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2017. Such leases include fixed or minimum payments plus, in some cases, free rent periods and scheduled base rent increases over the term of the lease, as well as additional rents based on the Consumer Price Index. The Company recognizes rent expense on a straight-line basis over the lease term. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property. Future minimum annual lease payments under long-term operating leases are as follows (in thousands):

	Minimum operating lease commitments	Sublease income	Net operating lease commitments
Year ending December 31,
2009	$15,603	$(716)	$14,887
2010	12,408	(737)	11,671
2011	7,582	(355)	7,227
2012	5,711	(75)	5,636
2013	5,360	(75)	5,285
Thereafter	6,010	(25)	5,985

Total	$52,674	$(1,983)	$50,691

        Rent expense net of sublease income, was $14.0 million, $14.2 million and $12.9 million for 2008, 2007 and 2006, respectively.

10. Income taxes

        U.S. and international components of (loss) income from continuing operations before income taxes are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
U.S.	$(134,895)	$12,571	$28,382
International	6,528	8,983	6,851

	$(128,367)	$21,554	$35,233

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income taxes (Continued)

        Components of the Company's income tax expense (benefit) on income (loss) from continuing operations are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Current
Federal	$(1,443)	$8,529	$9,783
State	—	3,166	3,096
Foreign	4,352	2,828	2,731

Total current	2,909	14,523	15,610
Deferred
Federal	(36,119)	(4,291)	(1,172)
State	(8,464)	(1,340)	(79)
Foreign	(6)	(139)	(19)

Total deferred	(44,589)	(5,770)	(1,270)

Income tax (benefit) expense	$(41,680)	$8,753	$14,340

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for continuing operations is as follows:

	Year ended December 31,
	2008	2007	2006
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	4.3	5.5	5.6
Goodwill impairment	(3.2)	—	—
Foreign earnings	—	(0.1)	—
Valuation allowance	(2.7)	(0.7)	—
Other	(0.9)	0.9	0.1

	32.5%	40.6%	40.7%

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2008	2007
Deferred tax assets:
Accrued compensation and other	$13,782	$16,930
Equity-based compensation	7,183	5,710
Net operating losses/capital losses	1,189	1,092
Depreciation and amortizaton	40,355	—
Foreign tax credit	4,721	412

Total deferred tax asset	67,230	24,144

Deferred tax liabilities:
State taxes	(3,378)	(518)
Depreciation and amortization	(171)	(4,547)
Prepaid expenses	(8,014)	(10,191)

Total deferred tax liability	(11,563)	(15,256)
Valuation allowance on net operating and capital losses and foreign tax credits	(4,592)	(1,092)

Net deferred tax asset	$51,075	$7,796

        As of December 31, 2008, the Company had valuation allowances on deferred tax assets totaling $4.6 million. In 2008, the Company recognized $3.7 million of valuation allowance based on its assessment of the likelihood of using its foreign tax credits, net of amounts to be carried back for use in prior periods, within the allowed ten-year carryforward period. The Company's $3.7 million of foreign tax credits begin to expire in 2016. In 2007, the Company recognized a valuation allowance of $0.9 million in connection with a $2.2 million capital loss on the sale of SVEWG, as the loss expires in 2012 and the Company's ability to realize the benefit of the loss is limited to future gains from the sale of capital assets.

        The Company has not provided a valuation allowance on the remainder of its U.S. deferred tax assets as it believes their realization is more likely than not. This determination is based upon the expected timing of when the deferred tax assets will be realizable and the expectation that future operations will be sufficiently profitable to fully utilize the deferred tax assets.

        The Company is entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised, restricted common shares vest and stock purchased through its ESPP is sold prior to the end of a required holding period. The Company recognized total tax benefits of $0.2 million, $2.0 million and $3.0 million in 2008, 2007 and 2006, and reduced previously established deferred tax assets by $1.4 million, $0.7 million and $0.4 million in 2008, 2007 and 2006, respectively.

        In 2007 the Argentine taxing authority ("AFIP") completed its audit of LECG Buenos Aires' ("LECG BA") income tax returns for 2003 and 2004 and its 2005 withholding tax return and issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income taxes (Continued)

withholding tax on certain payments made by LECG BA to LECG LLC, its U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by LECG personnel outside of LECG BA. In 2008, the Company elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company has recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Consolidated Balance Sheets at December 31, 2008.

        Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG's U.S. tax return and would result in a deferred tax asset on LECG's Consolidated Balance Sheets, the realization of which would be dependant upon the ability to utilize the foreign tax credit within the ten-year expiration period. The Company may receive additional notices for assessments of additional income and withholding taxes related to the Company's 2005 and 2006 tax years for the same issues noted by the AFIP during their audit of the 2003 and 2004 returns. If LECG is unable to sustain its position, it would likely have to pay penalties on any tax deficiency for the years audited and any other years the AFIP elects to audit. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liability in connection with this matter at December 31, 2008.

        The Company's significant tax jurisdictions are the U.S. and California. The tax years that remain subject to examination are 2005 through 2007 for U.S. federal tax returns and 2004 through 2007 for California. The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes.

        The Company adopted the provisions of FIN 48 on January 1, 2007 to all tax positions for which the statute of limitations remained open. During the years ended December 31, 2008 and 2007, there were no material additions, reductions or settlements in unrecognized tax benefits and the Company has no material uncertain tax positions.

11. Retirement and deferred compensation plans

        The Company has a 401(k) Plan under which all employees are immediately eligible. Company matching contributions are at the discretion of management and are recorded as compensation expense when contributed. The Company contributions vest 25% per year over the first four years of employment and then immediately thereafter. The Company contributed $1.1 million, $1.4 million and $1.3 million to the 401(k) Plan for 2008, 2007 and 2006, respectively.

        In March 2004, the Company adopted a deferred compensation plan under which highly compensated employees are eligible to defer up to 15% of their bonuses, salary, expert fees and project origination fees and qualifying stock option gains. Employee deferrals are invested in a company-owned life insurance product through a trust. However, in accordance with IRS regulations, participant contributions represent unsecured obligations of the Company and the trust assets are first subject to the Company's secured creditor's claims. As of December 31, 2008, long-term assets totaled $9.7 million, which represents the cash surrender value of the company-owned insurance product, and long-term liabilities include $9.6 million of unsecured obligations to the plan participants. The

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement and deferred compensation plans (Continued)

Company recognized $1.8 million, $0.2 million and $0.1 million of charges primarily related to market fluctuations in the fair value of the deferred compensation plan investments for 2008, 2007, and 2006, respectively. The Company recognized the administrative expense of this deferred compensation plan of $0.4 million, $0.3 million and $0.3 million for 2008, 2007 and 2006, respectively. These charges are reflected in Other expense, net.

12. Equity-based compensation

        At December 31, 2008, the Company has the equity-based compensations plans described below. The following table summarizes equity-based compensation expense and its effect on net earnings per share for 2008, 2007 and 2006 (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007	2006
Direct costs
Options	$1,742	$2,675	$3,603
Restricted stock	2,277	471	405

Total direct costs	4,019	3,146	4,008

General and administrative expenses
Options	2,486	2,517	2,473
Restricted stock	273	68	—

Total general and administrative expenses	2,759	2,585	2,473

Equity-based compensation effect on income before income tax	6,778	5,731	6,481
Income tax benefit	(2,704)	(2,327)	(2,638)

Equity-based compensation effect on net income	$4,074	$3,404	$3,843

Equity-based compensation effect on earnings per share:
Basic	$0.16	$0.14	$0.16
Diluted	$0.16	$0.13	$0.15

Employee Stock Purchase Plan

        In November 2003, the Company adopted an Employee Stock Purchase Plan ("ESPP") under which eligible United States and New Zealand employees may purchase newly issued shares of common stock of the Company at a discount from the closing price of the stock. In years prior to 2006, the purchase price was 85% of the lower of the closing price of the Company's common stock on the first and last day of the six-month offering periods, which end in April and October. Under APB 25, the plan was non-compensatory. In 2006, the Company modified the terms under which employees may purchase newly issued shares to 95% of the closing price of the Company's common stock on the last day of the six-month offering periods. The plan remains non-compensatory under SFAS 123(R). Employees pay for their shares of common stock through payroll deductions at a rate equal to any whole percentage from 1% to 15% of their gross wages. Under the ESPP, there were 6,683 common shares issued in April 2008 at a price of $9.87 per share and 4,087 common shares issued in October 2008 at a price of $4.56 per share. Cash received from the purchase of stock through the ESPP was

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-based compensation (Continued)

$0.1 million, $0.2 million and $0.3 million in the years ended December 31, 2008, 2007 and 2006, respectively.

        The board of directors authorized 950,000 shares of common stock for issuance under the ESPP, which also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, equal to the lesser of: (1) 1.5% of the outstanding shares of the Company's common stock on the first day of the fiscal year; (2) 500,000 shares; or (3) a lesser amount as determined by the board of directors. The board of directors determined not to provide for this annual increase in the ESPP for 2008. As of December 31, 2008, 624,588 shares were reserved for issuance under the Plan.

Stock options

        The Company has a 2003 Stock Option Plan (the "Plan"), amended and restated as of February 6, 2008, under which restricted stock, restricted stock units and stock options may be granted to employees, directors and consultants to purchase, in the aggregate, up to 5,365,000 common shares. The Plan provides for increases in the number of shares available for issuance on the first day of each calendar year, equal to the lesser of:

  •
  4% of the outstanding shares of common stock on the first day of the fiscal year;

  •
  1,250,000 shares; or

  •
  a lesser amount as may be determined by the board of directors.

        As of December 31, 2008, 567,808 shares were available for grant under the Plan. The board of directors did not approve any additional shares effective January 1, 2009.

        Options issued under the Plan have an exercise price equal to or, in certain cases, greater than the closing market price of the underlying stock on the date of grant. Vesting is based on service periods that range from date of grant to 9.5 years, with five and seven years being the most common. Options granted under the Plan expire ten years from the date of grant.

Black-Scholes assumptions

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that employs the assumptions and inputs appearing in the table below. Certain inputs are presented as the range of values for that input used throughout the periods presented. Expected volatility is measured using the historical volatility of LECG's stock price from the time of its initial public offering in November 2003 through the option's grant date. The Company applied the guidance in Staff Accounting Bulletin No. 107 that permits the initial application of a "simplified" method based on the average of the vesting term and the contractual term of the option. The expected dividend rate is 0%, as LECG expects that no dividends will be paid during the term of the options granted that are currently outstanding, and the risk-free interest rate is based on published yields on U.S. Treasury securities with maturities commensurate with the expected term of the option. For the year ended December 31, 2008, the annual forfeiture rate was estimated to be 2.5% based on the

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-based compensation (Continued)

Company's qualitative and quantitative analysis of the Company's historical forfeitures. The assumptions used in calculating the fair value of options granted in 2008, 2007 and 2006 are as follows:

	Year ended December 31,
	2008	2007	2006
Expected volatility	37.8% - 44.9%	37.4% - 38.6%	36.5% - 39.7%
Expected dividend rate	0%	0%	0%
Expected term (in years)	5.5 - 7.0	5.0 - 7.0	5.5 - 9.5
Risk-free interest rate	3.2% - 3.5%	3.8% - 4.9%	4.3% - 5.1%

        The following table summarizes option activity for the three years ended December 31, 2008:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2005	5,614,762	$15.33
Granted with exercise price equal to fair market value	559,625	$18.06
Exercised	(635,554)	$6.61
Forfeited or canceled	(243,843)	$17.99

Outstanding at December 31, 2006	5,294,990	$16.54
Granted with exercise price equal to fair market value	315,375	$15.82
Exercised	(406,815)	$5.11
Forfeited or canceled	(535,551)	$18.68

Outstanding at December 31, 2007	4,667,999	$17.24
Granted with exercise price equal to fair market value	60,625	$9.87
Exercised	(14,805)	$3.07
Forfeited or canceled	(415,092)	$17.01

Outstanding at December 31, 2008	4,298,727	$17.21	5.21	$1,092,735

Exercisable at December 31, 2008	2,080,426	$13.64	4.53	$1,092,735

Vested or expected to vest at December 31, 2008	4,053,695	$16.97	5.18	$1,092,735

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $4.49, $7.33 and $8.77, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $3.4 million and $7.4 million, respectively.

        As of December 31, 2008, total unrecognized compensation cost related to non-vested options granted under the Plan was approximately $14.2 million, which is expected to be recognized over a weighted average period of 3.7 years.

        Cash received from the exercise of options was $0.1 million, $2.1 million and $4.2 million for 2008, 2007 and 2006, respectively. The actual income tax benefit realized for the tax deduction from the exercise of options was $0.1 million, $1.4 million and $2.9 million for the years 2008, 2007 and 2006, respectively.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-based compensation (Continued)

Restricted stock

        Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Restricted stock awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest over three to seven years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. LECG expenses the fair market value of restricted stock awards, as determined on the date of grant, on a straight-line basis over the vesting period.

        The following table summarizes the Company's restricted stock and restricted stock unit activity during the three years ended December 31, 2008, 2007 and 2006:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2005	140,625	$14.40

Outstanding at December 31, 2006	140,625	$14.40
Awards issued	125,505	$16.75
Awards vested and released	(112,500)	$14.40
Awards forfeited	(8,000)	$18.47

Outstanding at December 31, 2007	145,630	$16.20
Awards issued	1,657,128	$10.73
Awards vested and released	(58,455)	$15.39
Awards forfeited	(93,000)	$18.47

Outstanding at December 31, 2008	1,651,303	$13.57

        As of December 31, 2008, total unrecognized compensation cost related to restricted stock and restricted stock unit awards was $15.2 million. The cost is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $0.4 million and $1.6 million, respectively. No shares vested in 2006.

        The actual income tax benefit realized from vesting of restricted stock was $0.2 million, $0.6 million and $0 in 2008, 2007 and 2006 respectively.

Restricted stock unit award with market conditions

        Effective September 2, 2008, the compensation committee of the Company's board of directors approved the issuance of 80,000 shares of restricted stock units to an executive officer. The award provides that the restricted stock units will vest in four increments based on the sustained attainment of four specified stock price targets. Vesting will occur upon the second business day following the attainment of each of the specified closing stock price targets for a period of 10 consecutive business days. If the closing market price rises above more than one target price and satisfies the required, sustained period at the higher level, each of the applicable increments will vest. The vesting of all the

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-based compensation (Continued)

restricted stock units will accelerate in the event of a change of control of the Company. Any restricted stock units that have not vested by July 31, 2009 will terminate.

        The fair value of this award was estimated on the date of grant to be $0.2 million. Monte Carlo simulation model was used to determine the grant date fair value of this award. Compensation cost for a restricted stock unit award with a market condition is recognized ratably for each vesting tranche over the requisite service period based on the grant date fair value of the award, but is accelerated if market capitalization targets are achieved earlier than anticipated.

        As of December 31, 2008, total unrecognized compensation expense related to these restricted stock units was $0.1 million, which is expected to be recognized through July 2009. Because these shares are contingently issuable, they are excluded from the earnings per share calculation.

13. Earnings per share and share amounts

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

        The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Year ended December 31,
	2008	2007	2006
(Loss) income from continuing operations	$(86,687)	$12,801	$20,893
(Loss) income from discontinued operations	—	(1,441)	574

Net (loss) income	$(86,687)	$11,360	$21,467

Weighted average shares outstanding
Basic	25,330	25,117	24,345
Effect of dilutive stock options and unvested restricted stock	—	382	905

Diluted	25,330	$25,499	$25,250

Basic earnings per share:
(Loss) income from continuing operations	$(3.42)	$0.51	$0.86
(Loss) income from discontinued operations	—	(0.06)	0.02

Basic earnings per share	$(3.42)	$0.45	$0.88

Diluted earnings per share:
(Loss) income from continuing operations	$(3.42)	$0.51	$0.83
(Loss) income from discontinued operations	—	(0.06)	0.02

Diluted earnings per share	$(3.42)	$0.45	$0.85

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Earnings per share and share amounts (Continued)

        For the years ended December 31, 2008, 2007 and 2006, outstanding options and unvested restricted stock to purchase 4.7 million, 4.2 million and 3.2 million common shares, respectively, were excluded from the calculation of diluted earnings per share calculation, because the exercise price of the options or the quoted market price of the Company's stock at the grant date over the amount the employee must pay to acquire the stock was greater than the average price of the Company's common stock. The dilutive impact of the remaining options outstanding and unvested restricted stock in these years was included in the effect of dilutive securities.

14. Restructuring, divestiture and other asset impairment charges

Restructuring charges

        In the fourth quarter of 2008, the Company executed a number of restructuring actions intended to rationalize its cost structure with current business and market conditions. These actions included a workforce reduction of 35 billable headcount and 37 administrative staff and the closure of two offices. Net restructuring charges in 2008 totaled $5.9 million, of which $6.4 million was related to the fourth quarter activities, partially offset by a $0.5 million benefit in the third quarter resulting from changes in estimated costs of rent payments for a facility vacated in 2007.

        In February 2007, the board of directors approved an action program ("value recovery plan") intended to increase profitability and stockholder value. This value recovery plan included headcount reductions, based on the analysis of practice group and individual expert contribution margins, staff leverage, and the Company's strategic direction; increased controls over general and administrative expenditures, including office closures, more stringent acquisition evaluation, and professional staff and administrative staff headcount reductions through both attrition and involuntary terminations.

        In connection with this value recovery plan, the Company terminated 121 billable headcount and seven administrative staff during 2007. The Company also closed seven offices and a computer facility during this same period. In connection with the terminations and office closures, the Company recognized a restructuring charge totaling $10.7 million.

        Restructuring charges reflected in the Consolidated Statements of Operations for the year ended December 31, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2008	2007
One-time termination benefits	$3,211	$1,700
Write-off of unearned signing and performance bonuses(1)	2,338	3,668
Write-off of expert advances paid in excess of expert fees earned(1)	—	3,813
Lease buyout and rent payments for office closure and other costs(2)	888	1,508
Restructuring charge recovery	(500)	—

Total	$5,937	$10,689

    (1)
    Represents non-cash charges.

    (2)
    Includes non-cash charges of $0.1 million and $0.2 million in 2008 and 2007, respectively.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Restructuring, divestiture and other asset impairment charges (Continued)

        Restructuring liability activity for the year ended December 31, 2008 and 2007 was as follows (in thousands):

	One-time termination benefits	Lease termination costs	Asset impairments and other	Total
Liability at January 1, 2007	$—	$—	$—	$—
Restructuring charges	1,662	1,388	7,639	10,689
Cash payments	(1,226)	(351)	—	(1,577)
Write-off of assets	—	—	(7,639)	(7,639)

Liability at December 31, 2007	436	1,037	—	1,473
Restructuring charge recovery	—	(500)	—	(500)
Restructuring charges	3,211	785	2,441	6,437
Cash payments	(1,576)	(709)	—	(2,285)
Write-off of assets	—	—	(2,441)	(2,441)
Foreign exchange translation	(13)	—	—	(13)

Liability at December 31, 2008	$2,058	$613	$—	$2,671

        The restructuring charge recovery in 2008 relates to the changes in estimated costs of rent payments for a facility vacated in 2007. In September 2008, the Company sublet this facility earlier and on more favorable terms than originally estimated. As a result, the Company reversed the remaining $0.5 million of this restructuring liability to general and administrative expenses in the third quarter of 2008.

        The estimated future cash outlays related to the restructuring liability at December 31, 2008 is as follows (in thousands):

	One-time termination benefits	Lease termination costs	Total
2009	$2,058	$529	$2,587
2010	—	343	343
2011	—	5	5
2012	—	6	6

Total	$2,058	$883	$2,941

Divestiture and other asset impairment charges

        The Company recognized a charge to operations of $3.1 million in the fourth quarter of 2008 in connection with the divestiture of a portion of its practice in Milan, Italy. This practice did not meet the definition of a component under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and thus did not qualify for discontinued operations treatment in the Consolidated Statements of Operations. The transaction to sell the practice was completed in February 2009, however, as all significant terms of the sale were agreed to in December 2008, the Company recognized the divestiture as of December 31, 2008. Assets and liabilities were recorded at fair value less selling costs, which resulted in a charge to operations of approximately $3.1 million in the quarter ended

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Restructuring, divestiture and other asset impairment charges (Continued)

December 31, 2008. Net assets of approximately $0.5 million were written-off and a $2.6 million liability associated with the divestiture was recorded in the Consolidated Balance Sheets at December 31, 2008.

        The Company recognized other impairment charges totaling $5.4 million: $4.0 million of the impairment charge was in connection with the customer relationships intangible asset, $0.5 million was due to the discontinued use of trade name intangible asset, $0.7 million was related to the expensing of certain prepaid costs which the Company considered unrecoverable, and $0.2 million was related to other asset write-offs. These impairment charges are reflected as Other impairments in the Consolidated Statements of Operations for the year ended December 31, 2008.

15. Discontinued operations

        On December 31, 2007, the Company completed the sale of its wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. ("SVEWG") to a privately held company owned by the former majority shareholder of SVEWG, for $7.0 million, as follows:

  (i)
  $2.0 million received in cash on December 31, 2007,

  (ii)
  assumption of LECG's $2.0 million guaranteed purchase price liability owed in connection with LECG's purchase of SVEWG in August 2004, which would have been due on August 1, 2009, and

  (iii)
  $3.0 million, 5-year note receivable with interest at the rate of 5.5% per year, and monthly principal and interest payments of approximately $57,000 beginning February 1, 2008 and ending January 1, 2013.

        The Company had purchased all of the outstanding shares of SVEWG on August 1, 2004 for $9.0 million, $3.0 million of which represented a guaranteed amount to be paid no later than August 1, 2009. As a result of specified performance targets being met, the Company paid $1.0 million in 2005, and the remaining $2.0 million liability was assumed by the buyer on December 31, 2007.

        SVEWG's net assets on December 31, 2007 totaled $9.2 million, comprised of cash of $0.9 million, accounts receivable of $1.9 million, goodwill of $7.9 million, fixed assets other current assets of $0.1 million, and accounts payable, accrued compensation and deferred revenue of $1.6 million. The Company recognized a loss on the sale of SVEWG of $2.2 million. The Company has recorded a valuation allowance against the tax benefit of this loss totaling $0.9 million as the Company's ability to realize the benefit of the loss, which is a capital loss, is limited to offsetting future gains from the sale of capital assets. It is uncertain that the Company will be able to utilize the tax benefit within the carryforward period.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Discontinued operations (Continued)

        Financial data of SVEWG included in income from operations of discontinued subsidiary for all periods presented, is as follows (in thousands):

	Year ended December 31,
	2007	2006
Revenues	$10,958	$8,565

Income from operations of discontinued subsidiary before income taxes	$1,313	$968
Income tax expense	535	394

Income from operations of discontinued subsidiary, net of income taxes	$778	$574

16. Segment reporting

        During 2008, the Company reorganized its historical practice groups and individual experts into two operating segments: Economics Services and Finance and Accounting Services. Below is a description of the two operating segments and their components:

  Economics Services segment is composed of global competition, labor and employment, regulated industries, and securities sectors as follows:

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

    •
    Labor and employment—provides litigation support, independent expert testimony, and business advisory services, including issues of statistical liability in discrimination, wrongful termination, and wage and hour claims.

    •
    Regulated industries—provides expertise in a broad range of regulated industries, such as energy, environment and natural resources, telecommunications, transportation and financial claims.

    •
    Securities—specializes in the study of capital markets. These leading financial economists conduct independent analyses in disputes involving allegations of securities fraud, valuation of complex securities, and capital market transactions such as mergers and acquisitions.

  Finance and Accounting Services segment is composed of electronic discovery, financial services, forensic accounting, healthcare, higher education, intellectual property, and international finance and accounting services sectors as follows:

    •
    Electronic discovery—provides direct collaboration with outside counsel, general counsel, corporate executives, bank examiners, bankruptcy trustees, forensic accountants, fraud examiners, and damages experts to deliver objective advice and testimony in all phases of

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment reporting (Continued)

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

        All segment revenues are generated from external clients and there are no intersegment revenues or expenses. The Company does not allocate general and administrative operating expenses to its two segments.

        Historical segment revenues, costs of services and other operational data presented in the table below have been recast as if the current management and reporting structure had been in place since the beginning of each period presented. Since the Company historically measured its business performance at a consolidated entity level and made resource allocations differently under that structure, the recasting of historical segment information is not intended to predict future results or to represent the actual results that would have been achieved if the Company's business had been managed under the current structure since the beginning of each period presented.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment reporting (Continued)

        Summarized financial information by segment for the 2008, 2007 and 2006 is as follows (in thousands, except percentages):

	Year ended December 31,
	2008			2007			2006
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$142,295	$180,419	$322,714	$151,926	$199,618	$351,544	$146,571	$180,089	$326,660
Reimbursable revenues	4,490	8,475	12,965	5,985	12,900	18,885	6,256	12,369	18,625

Revenues	146,785	188,894	335,679	157,911	212,518	370,429	152,827	192,458	345,285
Direct costs	95,546	125,930	221,476	101,914	126,155	228,069	97,436	114,183	211,619
Reimbursable costs	4,970	8,369	13,339	5,853	12,704	18,557	6,215	12,049	18,264

Cost of services	100,516	134,299	234,815	107,767	138,859	246,626	103,651	126,232	229,883

Gross profit	$46,269	$54,595	100,864	$50,144	$73,659	123,803	$49,176	$66,226	115,402

Gross margin	31.5%	28.9%	30.0%	31.8%	34.7%	33.4%	32.2%	34.4%	33.4%
Charges not allocated at the segment level:
General and administrative expenses			88,021			83,901			73,165
Depreciation and amortization			5,939			7,284			6,793
Goodwill impairment			118,800			—			—
Other impairments			5,358			—			—
Restructuring charges			5,937			10,689			—
Divestiture charges			3,136			—			—
Interest income			(445)			(635)			(861)
Interest expense			636			508			670
Other expense, net			1,849			502			402

(Loss) income from continuing operations before income taxes			$(128,367)			$21,554			$35,233

        While the Company does not record assets at the segment level, realization allowance reserve charges and signing, retention and performance bonus amortization are included in the direct costs of each segment. As such, accounts receivable and signing, retention and performance bonus assets are reflected in segment assets in the table below. Goodwill is not used by management in assessing segment performance. Goodwill is assigned to each segment for impairment testing purposes only, and therefore is reflected in unallocated assets in the table below. See Note 4 for a discussion of goodwill assignment for impairment testing purposes and reporting unit determination. The following table presents total assets by segment and reconciles these segment assets to total Company assets (in thousands):

	December 31,
	2008	2007
Economics	$62,178	$75,263
Finance and Accounting	74,906	87,901
Unallocated assets	119,123	196,155

Total assets	$256,207	$359,319

        No single client generated more than 10% of the Company's consolidated revenues during 2008, 2007 and 2006. The Company's ten largest clients represented 13%, 18% and 15% of its revenues in

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment reporting (Continued)

2008, 2007 and 2006, respectively. Revenues attributable to geographic location are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$260,118	$306,999	$296,575
United Kingdom	37,928	33,913	21,178
All other foreign countries	37,633	29,517	27,532

Total revenues	$335,679	$370,429	$345,285

        The Company's accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company has not required collateral or other security from its clients. At December 31, 2008 and 2007, no single client's total receivables balance represented greater than 10% of the Company's total receivables balances.

        Long-lived assets attributable to geographic location are as follows (in thousands):

	December 31,
	2008	2007
United States	$94,869	$181,536
All other foreign countries	8,678	12,644

Total long-lived assets	$103,547	$194,180

17. Related party transactions

        The Company entered into expert agreements with David J. Teece, Vice Chairman of the Board (former Chairman of the Board and Chief Executive Officer), Richard Boulton director, and Walter H.A. Vandaele, a formed director through June 6, 2008. The following payments were made while these individuals were directors under these agreements during the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
David J. Teece	$4,471	$2,765	$3,519
Richard Boulton(1)	1,544	NA	NA
Walter H.A. Vandaele(2)	1,372	2,163	2,051

    (1)
    Elected to the Company's Board on October 27, 2008

    (2)
    Term as director expired on June 6, 2008.

        In November 2007, the Company agreed to pay a retention bonus to Dr. Teece of $10 million, of which $5 million was paid in November 2007 and $5 million was paid in January 2008. Any unearned retention bonus must be repaid by Dr. Teece if he voluntarily resigns or is terminated for cause prior to November 2014.

LECG CORPORATION AND SUBSIDIARIES

FINANCIAL INFORMATION BY QUARTER

(UNAUDITED)

        The following table presents unaudited quarterly Consolidated Statement of Operations data for the years ended December 31, 2008 and 2007 and reflects the classification of the Company's SVEWG subsidiary which was disposed of on December 31, 2007, as a discontinued operation. In management's opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal year 2008
Revenues	$90,502	$89,079	$86,050	$70,048
Gross profit	30,019	28,203	27,411	15,231
Operating income (loss)(1)	7,183	4,612	4,082	(142,204)
Income (loss) before income taxes(1)	6,709	4,395	3,357	(142,828)
Net income (loss)	$3,985	$2,611	$1,995	$(95,278)

Earnings per share:
Basic	$0.16	$0.10	$0.08	$(3.76)
Diluted	$0.16	$0.10	$0.08	$(3.76)
Fiscal year 2007
Revenues	$92,744	$92,580	$96,874	$88,231
Gross profit(3)	29,801	32,355	33,003	28,644
Operating income (loss)(2)	5,078	6,993	10,939	(1,081)
Income (loss) from continuing operations before income taxes(2)	5,232	6,623	10,794	(1,095)
Income (loss) from continuing operations after income taxes	3,113	3,942	6,353	(607)
Discontinued operations:
Income from operations of discontinued subsidiary, net of income taxes of $105, $191, $129 and $110	153	278	187	160
Loss on disposal of susidiary	—	—	—	(2,219)
Net income (loss)	$3,266	$4,220	$6,540	$(2,666)

Basic earnings per share:
Income (loss) from continuing operations	$0.12	$0.16	$0.25	$(0.03)
Income (loss) from discontinued operations	0.01	0.01	0.01	(0.08)

Basic earnings per share	$0.13	$0.17	$0.26	$(0.11)

Diluted earnings per share:
Income (loss) from continuing operations	$0.12	$0.16	$0.25	$(0.03)
Income (loss) from discontinued operations	0.01	0.01	0.01	(0.08)

Diluted earnings per share	$0.13	$0.17	$0.26	$(0.11)

(1)
The Company's operating income (loss) and the Company's income (loss) before income taxes were reduced by goodwill impairment charges of $118.8 million, other impairments of $5.4 million, restructuring charges of $6.4 million and divestiture charges of $3.1 million during the fourth quarter of 2008, and were increased by a $0.5 million restructuring benefit recognized in the third quarter of 2008.

(2)
The Company's operating income (loss) and the Company's income (loss) from continuing operations before income taxes were reduced by restructuring charges of $1.6 million, $2.4 million and $6.7 million during the first, second and fourth quarters of 2007, respectively.

(3)
Gross profit has been adjusted by $1.6 million, $1.5 million and $5.1 million from previously reported amounts of $28.2 million, $30.9 million and $23.6 million for the quarters ended March 31, June 30, and December 31, 2007, respectively. These adjustments represent certain restructuring charges that were previously included in cost of services and that were reclassified to restructuring charges in operating expenses in order to conform to the 2008 presentation.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (SEC's) rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in internal controls over financial reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management concluded that there was no such change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management annual report on internal control over financial reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. LECG's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

        The management of LECG, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by members of our Accounting, Finance and Information Services organizations, assisted by outside consulting services specializing in internal control testing. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Our internal control over financial reporting as of December 31, 2008 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

        On March 30, 2009, LECG, LLC (the "Company") entered into a Fourth Amendment (the "Fourth Amendment") to the Second Amended and Restated Credit Agreement dated as of December 15, 2006 and amended as of July 16, 2007, December 20, 2007, and February 9, 2009 (as amended, the "Credit Agreement"), among the Company, the several financial institutions from time to time party thereto (the "Lenders") and Bank of America, N.A., as administrative agent for the Lenders (in such capacity, the "Administrative Agent"). Capitalized terms used below have the meanings provided in the Credit Agreement. Among other things, the Fourth Amendment:

            (i)  Increases the Non-Use Fee Rate payable by the Company on amounts available under the Credit Agreement to between 50 and 60 basis points.

           (ii)  Generally increases the interest rates payable by the Company on amounts outstanding under the Credit Agreement, by revising the Applicable Margin table, such that the interest rate margin applicable for borrowings denominated in U.S. Dollars is between 250 and 350 basis points, and for Eurocurrency borrowings and letter of credit amounts is between 350 and 450 basis points, depending on the Total Debt to Adjusted EBITDA Ratio in our latest reported quarterly or annual financial statements, and subject to quarterly adjustment. The interest rate payable is determined by adding the Applicable Margin to the Base Rate, where the Base Rate is in general the greater of the prime rate, the Federal Funds Rate plus 0.5%, and the Eurocurrency Rate plus 1%.

          (iii)  Adds a restriction to limit our borrowing capacity to 80% of Eligible Receivables from March 30, 2009 until such time as we certify that we have achieved (i) EBIDTA in excess of $25 million in the latest Computation Period and (ii) Fixed Charge Coverage Ratios for any two consecutive Computation Periods of greater than 2.0 to 1.0.

          (iv)  Adds a definition of Eligible Receivables, which in general are our accounts receivable, valued based on their book value determined in accordance with GAAP, that arise in the ordinary course of our business, are payable in U.S. dollars, and that are not more than 120 days past original invoice date, with various exclusions.

           (v)  Revises the definition of EBIT and adds a definition for Adjusted EBITDA, to include the add-back of certain cash charges for the fourth quarter of 2008 and the first and second quarters of 2009.

          (vi)  Revises the covenants to provide that the minimum Fixed Charge Coverage Ratio is to be not less than 2.0 to 1.0 as of December 31, 2008, not less than 1.5 to 1.0 as of March 31, 2009, not less than 1.25 to 1.0 as of June 30, 2009 and September 20, 2009, and not less than 2.0 to 1.0 as of December 31, 2009 and thereafter.

         (vii)  Revises the Total Debt to Adjusted EBITDA Ratio covenant, to requires a ratio of Total Debt to Adjusted EBITDA of less than 2.5 to 1.0.

        The Second Amended and Restated Credit Agreement appears at Exhibit 10.64 to the Registrant's Current Report on Form 8-K filed on December 20, 2006, and the July 16, 2007 and December 20, 2007 amendments to the Credit Agreement appear as Exhibits 10.44 and 10.45 to the Registrant's Annual Report on Form 10-K filed on March 17, 2008. The February 9, 2009 and March 30, 2009 amendments to the Credit Agreement will be filed as exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ending March 31, 2009.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by item 401 of Regulation S-K regarding our directors appearing in the LECG Corporation Proxy Statement for the Annual Meeting of Stockholders to be held in 2009 (the "2009 Proxy Statement") under the heading "Proposal One: Election of Directors—Information About Directors and Nominees" is incorporated by reference in this section. The information under the heading "Executive Officers of the Registrant" in Part I of the Annual Report on Form 10-K is also incorporated by reference in this section. In addition, the information required by Item 405 of Regulation S-K included in the 2009 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section.

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

        We have not made any material changes in 2008 to the procedures by which our stockholders may recommend nominees to the board of directors.

        The information required by Item 407(d)(4) and (d)(5) of Regulation S-K included in the 2009 Proxy Statement under the heading entitled "Audit Committee" is incorporated by reference in this section.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 402 and Item 407(e)(5) of Regulation S-K regarding the compensation of our directors and executive officers included in the 2008 Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," and "Report of the Compensation Committee" is incorporated by reference in this section. The information required by Item 407(e)(4) of Regulation S-K included in the 2009 Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation" is incorporated by reference in this section.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing in our 2009 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this section.

Equity Compensation Plan Information:

        The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	(A)		(B)		(C)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plan Approved by Stockholders:
2003 Stock Option Plan	5,853,855	(2)	$17.21	(3)	1,192,396	(1)

(1)
Includes 624,588 shares reserved for issuance under LECG's Employee Stock Purchase Plan.

(2)
Includes 1,280,643 options issued from our 2000 Incentive Plan, from which no additional options were granted subsequent to the adoption of the 2003 Stock Option Plan in November 2003, amended and restated as February 6, 2008 (the "2003 Plan"). Includes 1,555,128 shares of our common stock issuable upon vesting of outstanding restricted stock units granted under the 2003 Plan.

(3)
The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information appearing in our 2009 Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Board Independence" is incorporated by reference in this section.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing in our 2009 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm" is incorporated by reference in this section.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

2.
Financial statement schedules

  Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION (Registrant)
Date: March 30, 2009	/s/ MICHAEL J. JEFFERY Michael J. Jeffery Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Jeffery and Steven R. Fife, or any of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By	/s/ GARRETT F. BOULTON Garrett F. Bouton	Chairman of the Board of Directors and Director	March 30, 2009
By	/s/ MICHAEL J. JEFFERY Michael J. Jeffery	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2009
By	/s/ STEVEN R. FIFE Steven R. Fife	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2009
By	/s/ RICHARD BOULTON Richard Boulton	Director	March 30, 2009
By	/s/ ALISON DAVIS Alison Davis	Director	March 30, 2009

	Signature	Title	Date

By	/s/ WILLIAM W. LIEBECK William W. Liebeck	Director	March 30, 2009
By	/s/ RUTH M. RICHARDSON Ruth M. Richardson	Director	March 30, 2009
By	/s/ WILLIAM J. SPENCER William J. Spencer	Director	March 30, 2009
By	/s/ DAVID J. TEECE David J. Teece	Vice Chairman of the Board of Directors and Director	March 30, 2009

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect	S-1 File No. 333-108189		3.1(a)
3.2	Bylaws of LECG Corporation	S-1 File No. 333-108189		3.2
3.3	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect	S-1 File No. 333-108189		3.4
3.4	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect	S-1 File No. 333-108189		3.6
4.1	Form of the Registrant's Common Stock Certificate	S-1 File No. 333-108189		4.1
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1 File No. 333-108189		10.1
10.2	2000 Incentive Plan and forms of agreements thereunder(1)	S-1 File No. 333-108189		10.2
10.2(a)	First Amendment to 2000 Incentive Plan dated October 29, 2001(1)	S-1 File No. 333-108189		10.2(a)
10.2(b)	Second Amendment to 2000 Incentive Plan dated February 2, 2002(1)	S-1 File No. 333-108189		10.2(b)
10.2(c)	Third Amendment to 2000 Incentive Plan dated June 7, 2002(1)	S-1 File No. 333-108189		10.2(c)
10.2(d)	Fourth Amendment to 2000 Incentive Plan dated May 30, 2003(1)	S-1 File No. 333-108189		10.2(d)
10.3	2003 Stock Option Plan and forms of agreements thereunder(1)	S-1 File No. 333-108189		10.3
10.4	2003 Employee Stock Purchase Plan and forms of agreement thereunder(1)	S-1 File No. 333-108189		10.4
10.5	Asset Purchase Agreement between Navigant Consulting, Inc., LECG, Inc., LECG Holding Company, LLC and LECG, LLC dated September 29, 2000	S-1 File No. 333-108189		10.5
10.6	Office Lease Agreement between LECG, LLC and EOP-Emeryville Properties, L.L.C. dated December 17, 2001	S-1 File No. 333-108189		10.7

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.7	Lease Agreement between LECG, LLC and Farragut Center LLC dated December 27, 2000	S-1 File No. 333-108189		10.8
10.8	Expert Agreement between LECG, LLC and Walter Vandaele dated October 13, 2000(1)	S-1 File No. 333-108189		10.9
10.9(a)	First Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated June 13, 2003(1)	S-1 File No. 333-108189		10.9(a)
10.9(b)	Second Amendment to Employment Letter between LECG, LLC and Walter Vandaele dated September 9, 2003(1)	S-1 File No. 333-108189		10.9(b)
10.10	Registration Rights Agreement between LECG Holding Company, LLC, TCEP/LECG Funding Corporation, David J. Teece, David Kaplan, Frog & Peach Investors, LLC and other persons dated September 29, 2000	S-1 File No. 333-108189		10.18
10.11	Amendment No. 1 to the Registration Rights Agreement by and among Thoma Cressey Fund VII, L.P., Thoma Cressey Friends Fund VII, L.P. and LECG Corporation dated November 9, 2004	S-1 File No. 333-120342		10.18(a)
10.12	Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003	S-1 File No. 333-108189		10.37
10.13
	First Amendment to Asset Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, BLDS, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated November 11, 2003	S-1 File No. 333-108189		10.37(a)
10.14	Director Practice Purchase Agreement between LECG, LLC, LECG Holding Company, LLC, Dr. Bernard R. Siskin, Dr. Leonard A. Cupingood, Dr. David W. Griffin and Dr. Samuel J. Kursh dated August 1, 2003	S-1 File No. 333-108189		10.38

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.15	Business Development Agreement between LECG, LLC and Enterprise Research, Inc. dated December 10, 2002(1)	S-1 File No. 333-108189		10.39
10.16	First Amendment to Business Development Agreement between LECG, LLC and Enterprise Research dated September 29, 2003(1)	S-1 File No. 333-108189		10.39(a)
10.17	Expert Agreement between LECG, LLC and David T. Scheffman dated August 29, 2003(1)	S-1 File No. 333-108189		10.44
10.18	First Amendment to Employment Letter between LECG, LLC and David T. Scheffman dated August 29, 2003(1)	S-1 File No. 333-108189		10.45
10.19	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Third Floor of the Davidson Building 5 Southampton Street, London WC2	10-Q	11/9/2004	10.53
10.20	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fourth Floor of the Davidson Building 5 Southampton Street, London WC2	10-Q	11/9/2004	10.54
10.21	Lease between Derwent Valley Central Limited, LECG Limited UK and LECG Corporation, dated March 15, 2004 for Fifth Floor of the Davidson Building 5 Southampton Street, London WC2	10-Q	11/9/2004	10.55
10.22	Asset Purchase Agreement entered into as of August 1, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated	10-Q	11/8/2005	10.59
10.23	First Amendment to Asset Purchase Agreement dated on August 15, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated(1)	10-Q	11/8/2005	10.60

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.24	Asset Purchase Agreement entered into on October 7, 2005 by and among LECG Corporation, LECG, LLC, Neilson Elggren LLP, and the partners of Neilson Elggren LLP(1)	10-Q	11/8/2005	10.61
10.25	Asset Purchase Agreement entered into as of May 5, 2006 by and among LECG Corporation, LECG, LLC, BMB Mack Barclay, Inc., and other persons identified therein(1).	10-Q	8/7/2006	10.62
10.26	Second Amended and Restated Credit Agreement, dated as of December 15, 2006, by and among LECG, LLC, as Borrower, the several banks and other financial institutions parties thereto, LaSalle Bank National Association and Banc of America Securities, LLC, as co-Lead Arrangers and Book Runners, LaSalle Bank National Association as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-Lead Documentation Agents	8-K	12/20/2006	10.64
10.27	Restricted Stock Purchase Agreement between the Registrant and John C. Burke, effective January 1, 2007(1)	8-K	1/5/2007	10.65
10.28	Restricted Stock Purchase Agreement between the Registrant and Marvin A. Tenenbaum, effective January 1, 2007(1)	8-K	1/5/2007	10.66
10.29	Restricted Stock Purchase Agreement between the Registrant and Gary Yellin, effective January 1, 2007(1)	8-K	1/5/2007	10.67
10.30	Restricted Stock Purchase Agreement between the Registrant and Tina Bussone, effective January 1, 2007(1)	8-K	1/5/2007	10.68
10.31	Guaranty and Pledge Agreement dated as of December 15, 2006 among LECG, LLC, the other parties identified therein as Grantors, and LaSalle Bank National Association, as the Administrative Agent	10-K	3/12/2007	10.69

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.32	Revolving Promissory Note issued by LECG, LLC, to U.S. Bank National Association dated December 15, 2006	10-K	3/12/2007	10.70
10.33	Revolving Promissory Note issued by LECG, LLC, to LaSalle Bank National Association dated December 15, 2006	10-K	3/12/2007	10.71
10.34	Revolving Promissory Note issued by LECG, LLC, to Bank of America, N.A. dated December 15, 2006	10-K	3/12/2007	10.72
10.35	Revolving Promissory Note issued by LECG, LLC, to KeyBank National Association dated December 15, 2006	10-K	3/12/2007	10.73
10.36	Revolving Promissory Note issued by LECG, LLC, to Wells Fargo Bank, N.A. dated December 15, 2006	10-K	3/12/2007	10.74
10.37	Revolving Promissory Note issued by LECG, LLC, to The Northern Trust Company dated December 15, 2006	10-K	3/12/2007	10.75
10.38	Senior Management Agreement between LECG Corporation and Michael J. Jeffery, entered into on April 13, 2007 and effective as of March 31, 2007(1)	8-K/A	5/4/2007	10.76
10.39	Asset Purchase Agreement entered into as of March 9, 2007 by and among LECG Corporation, LECG, LLC, The Secura Group, L.L.C., and other persons identified therein(2)	10-Q	5/10/2007	10.77
10.40	Agreement between LECG Corporation and Steven R. Fife, entered into July 30, 2007 and effective August 1, 2007(1)(2)	10-Q	11/8/2007	10.78
10.41	Agreement between LECG Corporation and Marvin A. Tenenbaum, dated July 12, 2007(1)	10-Q	11/8/2007	10.79
10.42	Employment Agreement between LECG Corporation, LECG, LLC, and David J. Teece, dated November 27, 2007(1)(3)	10-K	3/17/2008	10.42
10.43	Executive Director Agreement between LECG Corporation, LECG, LLC and David Kaplan, dated November 27, 2007(2)(3)	10-K	3/17/2008	10.43

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.44	First Amendment to Credit Agreement as of July 16, 2007 by and among LECG, LLC, LaSalle Bank National Association and Bank of America, N.A.	10-K	3/17/2008	10.44
10.45	Second Amendment to Credit Agreement as of December 20, 2007 by and among LECG, LLC, LaSalle Bank National Association and Bank of America, N.A.	10-K	3/17/2008	10.45
10.46	Agreement between LECG Corporation and John C. Burke, dated December 31, 2007(1)(3)	10-K	3/17/2008	10.46
10.47	Second Amendment to Business Development Agreement between LECG, LLC and Enterprise Research, Inc., dated November 27, 2007(1)(2)	10-K	3/17/2008	10.47
10.48	2003 Stock Option Plan as Amended and Restated as of February 6, 2008	10-Q	5/9/2008	10.48
10.49	Form of Restricted Stock Unit Award Agreement	10-Q	5/9/2008	10.49
10.50	Restricted Stock Unit Award agreement between the Registrant and Michael J. Jeffery, effective September 2, 2008	10-Q	11/6/2008	10.50
10.51	First Amendment to Asset Purchase Agreement dated September 13, 2008, effective as of July 1, 2008, by and among LECG Corporation, LECG, LLC, MBI Liquidation Inc., a California corporation formerly known as BMB Mack Barclay, Inc., and other persons identified therein	10-Q	11/6/2008	10.51
10.52	Second Amendment to Asset Purchase Agreement effective as of November 3, 2008, by and among LECG Corporation, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated			10.52	X
10.53	FAS Group Management Agreement between LECG, LLC and Richard Boulton entered into on September 12, 2007(1)			10.53	X

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.54	Director's Agreement between LECG, LLC and Richard Boulton, entered into June 17, 2008 and effective January 1, 2008(1)(2)			10.54	X
10.55	First Amendment to FAS Group Management Agreement between LECG, LLC and Richard Boulton, dated December 11, 2008(1)			10.55	X
10.56	Form of Change in Control Retention Agreement for Executive Officers and Segment Heads(1)			10.56	X
21.1	Subsidiaries of Registrant			21.1	X
23	Consent of Independent Registered Public Accounting Firm			23	X
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002			31.1	X
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002			31.2	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			32.1	X

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