Form 10-K/A
period 2008-12-31
LECG CORP
filed 2009-04-29
CIK 1192305

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

         None.

*
Excludes the common stock held by executive officers, directors and stockholders whose ownership equals or exceeds 10% of the common stock outstanding at June 30, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

LECG CORPORATION

FORM 10-K/A

EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2009 (the "Original Filing"). The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

        Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update the disclosures contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 31, 2009.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The names of the members of our Board of Directors, their ages and certain information about them as of April 29, 2009, are set forth below.

Name	Age	Position	Director Since
Garrett F. Bouton	64	Chairman of the Board of Directors	2006
David J. Teece	60	Vice Chairman of the Board of Directors	2000
Richard Boulton	49	Director	2008
Alison Davis	47	Director	2007
Michael J. Jeffery	62	Director, Chief Executive Officer	2003
William W. Liebeck	54	Director	2000
Ruth M. Richardson	58	Director	2003
William J. Spencer	78	Director	2002

        Each director is elected for a term ending at our next Annual Meeting of Stockholders. There are no family relationships between any director and executive officer.

        Mr. Bouton has served on our Board of Directors since November 2006 and has served as our Chairman of the Board since August 2007. Mr. Bouton served as the Managing Director/Regional CEO of Barclays Global Investors from 1996 until 2003. Previously, Mr. Bouton founded and served as President of ARBI Assets in Rio de Janeiro, Brazil and he served as Chief Operating Officer of Rosenberg Investment Management in Orinda, California. Previously, Mr. Bouton was the Group Managing Director and Chief Executive Officer of Scandinavian Bank Group in London, England. He also serves on the board of directors of SunAmerica Annuity Funds. He has a BA from Colorado College and an MA in International Economics from the Fletcher School of Law and Diplomacy, Tufts University. Mr. Bouton serves on our Compensation, Corporate Governance and Audit Committees.

        Dr. Teece co-founded our business in 1988. He served as our Chairman of the Board of Directors from the date of the management buyout of our business in September 2000 until July 2007 and currently serves as our Vice Chairman of the Board. Dr. Teece served as the Chairman of LECG, Inc., our predecessor company, from its founding until it was acquired by Navigant Consulting, Inc. in August 1998. Dr. Teece has performed economic, business and financial consulting services in the capacity of an expert for our firm since the inception of our business, and he has been an economic, business and financial consultant for 30 years. Since 1982, Dr. Teece has been a Professor of Business Administration at the Haas School of Business at the University of California at Berkeley, where since 1994 he has directed the Institute of Management, Innovation and Organization. Dr. Teece's position at the University of California is part-time. Dr. Teece has had teaching and research positions at Stanford University and Oxford University. He has authored over 200 publications in economics, business and technology strategy and has testified before Congress and government agencies on regulatory policy and competition policy. Dr. Teece has a PhD in Economics from the University of Pennsylvania. He also serves on the board of directors of Canterbury Ltd., on the board of overseers of the Faculty of Arts and Sciences at the University of Pennsylvania, and on the boards of several not-for-profit organizations.

        Mr. Boulton has served on our board of directors since October 2008. Mr. Boulton has been the global head of finance and accounting services at LECG since September 2007 and has been an expert with our company since September 2002. Mr. Boulton spent 20 years with Arthur Andersen (11 as a partner). He left Arthur Andersen in June 2001. His experience at Arthur Andersen included several global management positions, including number two executive worldwide; 15 years' client work as a consultant on financial and economic issues, particularly in the media and energy sectors; and, substantial experience as an expert in major commercial litigation. His management experience covers strategy, technology, marketing, operations and finance. He played a major role in building Arthur Andersen's $2bn consulting business with leadership positions in the UK and globally. He was the firm's managing partner of strategy for three years with responsibility for both long term direction setting and day to day operations. Mr. Boulton has worked extensively overseas. For four years (1997-2001), he spent half his time in the United States (Chicago and New York). He has led major client assignments in the United States (Seattle, Los Angeles, Salt Lake City, New York), Abu Dhabi, Libya and India. Mr. Boulton is also a barrister practicing from One Essex Court, Temple.

        Ms. Davis has served on our board of directors since October 2007. Ms. Davis is the Managing Partner of Belvedere Capital Partners, a private equity firm focused on banking and financial services investments, since April 2004. Ms. Davis currently serves as a director of several private companies, and is a former Director of First Data Corporation (NYSE). Before joining Belvedere Capital, Ms. Davis served as Chief Financial Officer and Global Management Committee member for Barclays Global Investors from June 2000 to March 2003. From 1993 to 2000, she was a senior partner, practice leader, and North American Management Committee member with A.T. Kearney, Inc., and, from 1984 to 1993, she was a consultant with McKinsey & Company. Ms. Davis holds a combined MBA from Harvard Business School and Stanford Graduate School of Business, and a BA with honors and a Masters degree in economics from Cambridge University. Ms. Davis serves on our Compensation Committee and as Chairperson of our Audit Committee.

        Mr. Jeffery has served on our Board of Directors since September 2003. Mr. Jeffery was appointed as our Chief Executive Officer effective February 19, 2007, prior to which he had served as our Chief Operating Officer since May 2006. Through April 2006, Mr. Jeffery served on our Audit and Compensation Committees and was Chairman of our Corporate Governance Committee. Mr. Jeffery was the Treasurer and Head of the Markets Division for the Western Hemisphere and a member of the senior executive committee of Standard Chartered Bank from 1994 until 2001. Prior to his service at Standard Chartered Bank, Mr. Jeffery held senior executive financial and board of director positions with Nikko Bank, Scandinavian Bank Group, and Finacorp SA New York. He has extensive, global experience in business and financial management, trading, sales and administration, including past service on the board of directors of Banque Scandinave en Suisse, the Private Capital Group, Banco Scandinavian Sul America and Scandinavian Pacific Limited.

        Mr. Liebeck has served on our Board of Directors since September 2000. Mr. Liebeck is currently a partner of Englefield Capital, LLC, a private equity firm, where he runs the North America Office. From the periods 1988 to 1995 and 1997 to 2005, Mr. Liebeck was a partner at two private equity firms, Equivest Partners, Inc. and Thoma Cressey Equity Partners, Inc., respectively. He also serves on the board of directors at CAI International, Inc. (NYSE: CAP), a leading container leasing and management company. He has a BA in Economics from the University of California at Berkeley and an MBA from the Stanford Graduate School of Business. Mr. Liebeck serves on our Audit, Compensation and Corporate Governance Committees.

        The Honorable Ruth Richardson has served on our Board of Directors since September 2003. Ms. Richardson has been an international strategic and economic policy consultant since 1994. From 1990 to 1993, Ms. Richardson served as New Zealand's Minister of Finance. Ms. Richardson was a member of the New Zealand Parliament from 1981 to 1994. She currently serves as a chairman and director of several private companies which undertake business on a global scale, is a director of Oyster Bay Malborough Vineyards Limited, a publicly listed company in New Zealand and is a former director of the Reserve Bank of New Zealand. She has extensive, global experience in business and financial management, corporate governance, privatizations and public sector and social policy reforms. She has lectured widely and has advised governments and governmental agencies throughout the world. Ms. Richardson serves on our Audit and Compensation Committees and as Chairperson of our Corporate Governance Committee.

        Dr. Spencer has served on our Board of Directors since November 2002. He has been Chairman Emeritus of the International SEMATECH, a consortium of twelve semiconductor manufacturing companies from seven countries, since November 2000. From October 1997 to October 2000, Dr. Spencer was Chairman of the Board of SEMATECH. He also served as President and Chief Executive Officer of SEMATECH from November 1990 to October 1997. Dr. Spencer is a director of iMetrikus, a privately held corporation, a member of the National Academy of Engineering, a Fellow of the Institute of Electrical and Electronics Engineers and serves on many advisory groups. Dr. Spencer held teaching positions at the University of California at Berkeley and the University of New Mexico. During 1997 and 1998, he was a member of the board of directors of LECG, Inc. prior to its acquisition by Navigant Consulting. Dr. Spencer has an MS in Mathematics and a PhD in Physics from Kansas State University. Dr. Spencer serves as Chairman of our Compensation Committee.

Executive Officers

        The names of our executive officers and their ages as of April 29, 2009, are set forth below.

Name	Age	Position
Michael J. Jeffery	62	Chief Executive Officer
Steven R. Fife	49	Executive Vice President, Chief Financial Officer
Tina M. Bussone	36	Executive Vice President, Head of Human Resources and Operations
Deanne M. Tully	50	Executive Vice President, General Counsel and Secretary

        Christopher J. Aitken served as our Executive Vice President, Head of Corporate Development until his resignation on February 13, 2009.

        The other information required by this item with respect to our executive officers is incorporated herein by reference to the information under the caption "Executive Officers of the Registrant" in Part I, Item 4 of the Original Filing.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our executive officers, directors and ten percent stockholders to file reports of ownership of our common stock and changes in their ownership of our stock with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms, and any written representations that we received from such persons with respect to our most recent fiscal year that there were no other reports required to be filed during the year ended December 31, 2008, we believe that all our executive officers, directors and ten percent stockholders complied with the applicable filing requirements.

Audit Committee

        We have a standing Audit Committee, which currently consists of Messrs. Bouton and Liebeck, Ms. Richardson, and Ms. Davis. Each of these committee members is independent under the applicable listing standards of the NASDAQ Global Select Market. The Board of Directors has determined that Ms. Davis is an "audit committee financial expert" as defined in the SEC rules. Ms. Davis serves as the Chairperson of the Audit Committee effective October 2008.

Code of Ethics; Director Nominations

        The other information required by this item with respect to our code of business conduct and ethics, and changes, if any, to our procedure for stockholders to nominate persons for election to the Board of Directors, is incorporated herein by reference to the information in Part III, Item 10 of the Original Filing.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives of Compensation Program

        We are an expert services firm and operate in a highly competitive environment for the hiring and retention of senior executives and expert and professional staff. From the time of our initial public offering in November 2003 to the present, the size and complexity of our business has grown, both geographically and through expansion of our service offerings. Our revenues have increased from $166 million in 2003 to $336 million in 2008, and we have significantly increased the number of our experts and professional staff from 486 as of September 30, 2003 to 783 as of December 31, 2008. We and our Compensation Committee recognize that our executive management team is a critical component of our potential for success and that we will continue to rely upon their efforts and capabilities to develop and implement the Company's strategy and manage its operations effectively in the future. We believe our executive management compensation program needs to be competitive, reflect the level of commitment required from our executives and be designed to:

  •
  Attract, motivate and retain highly qualified executive management who can contribute to our Company's success;

  •
  Encourage the achievement of our annual and long-range objectives by providing compensation which directly relates to individual performance and to attainment of our corporate strategic objectives, including enhancing stockholder value; and

  •
  Create a direct relationship between compensation and the performance of our Company's stock value through restricted stock and stock option awards.

        The Company has a "total compensation" philosophy, meaning that each element of executive compensation has a specific purpose. Cash incentive compensation is designed to reward shorter-term performance, typically the achievement of financial and non-financial objectives. Equity compensation is intended to align an executive's incentives more directly to the longer-term performance of the Company's common stock. Our retirement and deferred compensation programs are intended to promote retention by building post-employment financial security based on length of service by executives and other employees of the Company. We operate in a very dynamic economic and hiring environment, and as a result we also recognize the need to be pragmatic, flexible and adaptive in implementing our compensation philosophy, and therefore the structure and the mix of the elements of our compensation programs may change over time according to our business needs, investor expectations, evolving financial accounting and legal standards, share dilution levels, results of compensation surveys, and market practices.

        In designing our executive compensation program, we hope to achieve a competitive but cost-effective recognition and reward system that is based on the following principles:

  •
  Executive compensation should be competitive but not strictly benchmarked.  The Compensation Committee believes that our executive compensation should be competitive in our industry, but the Committee does not rely on strict benchmarking against an industry "peer group" of companies. Although we view our most direct competitors as consisting of economic, legal and management consulting firms, such as CRA International, Navigant Consulting, Inc., FTI Consulting, Inc., and Huron Consulting Group, Inc., we do not believe accurate benchmarking is possible given the highly differentiated business models of these firms and the disparity in size and financial performance of the companies. The Compensation Committee requests periodic compensation reviews based on market information provided by outside executive compensation consulting firms, with the most recent review conducted in early 2008, as an element of its assessment of our program in the context of compensation programs offered by other firms in our industry.

  •
  Executive incentive compensation should be tied closely to performance.  The financial performance of the Company is generally a significant factor in determining the level of compensation received by executive officers under our compensation program, and it is not unusual for the cash bonus element of compensation to be tied entirely to our corporate financial results for a particular year, thus significantly weighting the overall potential compensation toward variable or performance-based pay. Individual performance and achievement of corporate non-financial objectives may also be relevant in determining cash incentives for executive management. In both 2007 and 2008, we engaged in restructuring activities that required significant effort from our executive team, but without the likelihood of an immediate improvement in our overall financial results. As a consequence, the Compensation Committee departed from its typical emphasis on variable or performance-based pay linked to corporate financial results, and approved bonuses for certain of our executives, namely our Chief Financial Officer and Head of Human Resources and Operations, based on effort.

  •
  Executive compensation should be aligned with the interests of the Company's stockholders.  The Compensation Committee believes that if the Company's executives focus on meeting both financial and non-financial corporate goals that, in turn, should ultimately enhance stockholder value. The equity component of our total compensation program is intended to directly reward the creation of stockholder value, and to further align the interests of the Company's executives with the Company's stock market performance and, consequently, our stockholders.

  •
  Executive compensation should be multi-faceted and should reflect the other professional activities of certain of our executive officers.  The Company's executive compensation program contains various components (salary, cash incentive bonuses, equity grants, and retirement plans or deferred compensation) to provide a variety of compensation elements for retention and reward, but cash compensation tends to be the most heavily weighted. The Compensation Committee continues to review the balance between cash elements of compensation and equity grants (both for executives and for experts). The Compensation Committee also recognizes that our senior executives may be drawn, from time to time, from the ranks of our experts, and where appropriate the Committee therefore needs to include an assessment of how the expert's compensation under the Company's expert compensation model relates to other executive compensation programs intended to reward efforts in a managerial role.

Elements of Executive Compensation

        Our Compensation Committee did not significantly change our approach in structuring the elements and in setting the levels of potential compensation for our executive officers in 2008 compared to the prior year. The principal elements of our executive compensation program are base salary, cash incentive bonus compensation, equity compensation and retirement benefits. We also entered into agreements to provide severance benefits to our executive officers in the event of a change in control. Each of these compensation elements is described below.

  Cash Compensation

        We have two layers of cash compensation for our senior executive officers: base salaries and annual cash incentives.

        Base Salaries.    The purpose of base salaries is to provide a fixed level of annual income consistent with the executive officer's position, experience, and responsibilities. Base salaries of the Company's executive officers are set by the Compensation Committee to reflect each of these elements. Base salaries are reviewed annually by the Compensation Committee, however adjustments are not automatic. Adjustments to base salary take into account market data, significant changes in assignment or scope of responsibility, individual performance relative to established goals and expectations for the position, and the Company's general salary administration policy for the particular year. In making base salary decisions, the Compensation Committee exercises its discretion and judgment based on these factors and no specific formula is applied to determine the weight of each factor. Annual base salary adjustments, if any, are generally made at the February Compensation Committee meeting, to be effective as of January 1. Salary adjustments, if any, for promoted executives typically take effect upon the executive's promotion date and assumption of new responsibilities.

        For 2008, the base salaries for our executive officers were set in February 2008 (to be effective as of January 1, 2008) or on their respective hire dates as follows: Mr. Jeffery's salary for his service as Chief Executive Officer remained unchanged at $550,000; Mr. Fife's salary for his service as Chief Financial Officer was increased from $300,000 to $350,000, based on his performance in his first year of employment with the Company; Ms. Bussone's salary was increased from $240,000 to $300,000, based on her performance and the increased demands of her position; Mr. Aitken's salary remained unchanged at $300,000. Ms. Tully's salary was established at $300,000 on her hire date in June 2008.

        At the December 2008 Compensation Committee meeting, it was determined that base salaries for our executive officers are unchanged for 2009.

        Annual Cash Incentives.    The Company's executive compensation program includes annual cash incentives that are generally discretionary, based on the judgment of the Compensation Committee, and dependent upon the Company's performance and the individual's contributions, and are intended to reward executive management for the successful achievement of the financial and operating objectives established for the most recent fiscal year. Early in the year, the Compensation Committee reviewed and agreed with management on overall corporate financial and non-financial objectives, and supporting individual objectives for senior members of management. After the end of the year, the Compensation Committee determined and approved annual cash bonuses for the Company's senior executives based on an assessment of their relative achievement of both the corporate and individual objectives for the past year.

        For 2008, the potential cash incentive for Mr. Jeffery was 100% of his base salary, or $550,000 in the aggregate. His bonus was tied to the achievement of management objectives relating to the Company's restructuring efforts. Mr. Jeffery did not receive any cash incentive bonus for 2008, based on a determination by the Compensation Committee that Mr. Jeffery had not achieved his 2008 objectives.

        For 2008, the Compensation Committee approved discretionary annual cash bonuses for two of our other executive officers. As noted above, because of the extraordinary nature of the restructuring efforts undertaken by the management team in 2008 and the uncertainty regarding the timing and measurement of improvement in our financial results, the Compensation Committee agreed to discretionary bonuses for both Mr. Fife and Ms. Bussone of $75,000 each, based on their achievement of certain operational and individual objectives.

        Ms. Tully also received a signing bonus in the amounts of $60,000 when she joined the Company, based on competitive factors in her hiring. A pro rated portion of the signing bonus provided to Ms. Tully must be repaid if she voluntarily resigns from the Company or is terminated for cause prior to the third anniversary of the date on which the bonus was paid.

  Equity Compensation

        When the Company uses equity compensation, it is intended to provide longer-term incentives for our named executive officers and to align the interests of the executive officers with those of the Company's stockholders. The goal of the equity compensation program is to provide each executive officer with a meaningful incentive to manage the Company from the perspective of an owner with an equity stake in the business. The Company believes that the use of multi-year time periods for vesting and other features of the awards contribute to continuity and stability within the Company's executive leadership.

        Equity compensation has not historically been considered the most important element of our total compensation program, and the Company has favored a cash-based, at-risk approach to compensation for its executive officers, with the result that equity compensation as a component of overall executive compensation had been used sparingly. However, in 2008, an outside consultant was retained at the request of the Compensation Committee to provide a report on executive officer compensation, which indicated that the level of equity incentives provided by the Company to its executive officers was comparatively low. As a result, there was a notable shift during 2008 toward increasing the relative proportion of equity grants in our compensation program, particularly in the form of restricted stock and restricted stock unit grants subject to multi-year service periods or performance-based vesting.

        Equity compensation for executive officers typically takes the form of stock options and restricted stock awards granted under the Company's 2003 Stock Plan ("Plan") approved by the Company's stockholders in November 2003. No stock option grants were made to the Company's executive officers in 2008, and instead their equity compensation was focused on restricted stock and restricted stock unit grants. This change in philosophy regarding the use of stock options versus restricted stock was driven primarily by the desire to reduce the Company's option overhang.

        In determining the appropriateness of an equity compensation award to an executive officer, the Compensation Committee considers factors such as the individual performance of the executive officer, the anticipated future contribution of that officer to the attainment of our long-term strategic performance goals, and the amount of unvested options or restricted stock grants held by such individual at the time of the new award.

        The Company does not currently have a policy requiring its executive officers or directors to maintain a minimum level of equity ownership. The Compensation Committee periodically reviews the appropriateness of a formal stock retention policy.

  Restricted Stock Awards

        In 2006 and 2007, the Compensation Committee established a Restricted Stock Program to provide for annual grants of restricted stock for certain of our executive officers (the "Program"). In January 2008, after an assessment of individual performance against established objectives for 2007, the Compensation Committee approved grants of 6,000 shares each to Mr. Fife and Ms. Bussone. Subsequent annual grants pursuant to the Program are to be made on the first day of the calendar month following performance reviews for executive officers at the Compensation Committee meeting in February of each year. The shares granted to executive officers under the Program are subject to a right of repurchase by the Company at a price of $0.01 per share that lapses with respect to 1/3 of the grant on each of the first, second and third anniversaries of the grant date, provided the officer is an employee of LECG on that date.

        Effective September 2, 2008, the Compensation Committee approved the issuance of 80,000 shares of restricted stock units to Mr. Jeffery, intended to provide him with incentive compensation if there is a significant and sustained increase in the Company's stock value. The award provides that the restricted stock units will vest in four increments based on the sustained attainment of four specified stock price targets. Vesting will occur upon the second business day following the attainment of each of the specified closing price targets for a period of 10 consecutive business days. If the market price of our common stock rises above more than one target price and satisfies the required, sustained period at the higher level, each of the applicable increments will vest. The vesting of all the restricted stock units will accelerate in the event of a change of Control of the Company. Any restricted stock units that have not vested by July 31, 2009 will terminate.

        Based on the report from an outside consultant, and also based on recommendations from the Chief Executive Officer, the Compensation Committee approved the issuance of 25,000 shares of restricted stock units to both Mr. Fife and Ms. Bussone, intended to help retain them, and in recognition of their efforts in implementing the Company's restructuring measures. Ms. Tully was granted 10,000 shares of restricted stock in connection with her accepting the position of Executive Vice President and General Counsel.

  Option Grants

        Stock options are granted with an exercise price equal to the market price of the common stock on the date of grant, typically vesting over multiple years and expiring ten years after the date of the grant. This approach is designed to motivate the executive to contribute to the creation of stockholder value over the long term. In recent years, the Company has granted only non-qualified stock options, because it believes that the tax benefits to the Company of non-qualified stock options outweigh the potential tax benefits to the executive officers of incentive stock options. The Company's 2003 Stock Plan permits both types of options.

        The Compensation Committee is responsible for approving all proposed stock option grants to employees, including executive officers. No stock option grants were made to executive officers in 2008, but the Compensation Committee granted a limited number of stock options to the directors and to one employee of the Company in 2008, with vesting periods of between one and five years.

  Timing of Equity Compensation Awards

        The Compensation Committee currently meets in February of each year to consider and act with respect to equity compensation awards for the Company's executive officers for the then current fiscal year. This is the same meeting at which annual salary adjustments are generally made, and cash incentive awards are determined based on performance during the recently completed year.

        The Compensation Committee, on occasion, may grant additional equity awards at other times during the year to newly hired or newly promoted executive officers or, in isolated cases, for special retention purposes. For each grant approved by the Committee, the date of grant is the first day of the month following the date on which the Committee acts to approve the award. For example, an award approved by the Compensation Committee on February 9th would be granted on March 1st. Pursuant to the terms of the Company's 2003 Stock Plan, stock options may not be granted at less than 100% of the fair market value of the Company's common stock on the date of grant. The Company does not deviate from this policy, nor does it adjust the prescribed timing of grants to precede or follow public disclosure of material information. If a stock option happens to be granted on or about the time of a public disclosure of material information, it is because the prescribed date based on the Company's policy resulted in a grant date coincident in time with such disclosure.

        The Company's Chief Executive Officer makes recommendations regarding the grant to other executive officers of stock options or restricted stock to the Compensation Committee. The Compensation Committee has the sole authority to approve or deny equity compensation grants. The Compensation Committee reports its decisions on the grants of stock options and restricted stock to the Board of Directors.

  Change of Control Arrangements

        In November 2008, the Compensation Committee approved a new form of Change of Control Agreement ("COC Agreement"), which the Company entered into with all of its executive officers (Mr. Jeffery, Mr. Fife, Ms. Bussone, Mr. Aitken, and Ms. Tully) and with the heads of the its two segments, Economics Services and Finance and Accounting Services. Certain of the Company's executive officers already had provisions in their employment arrangements relating to severance payments and other benefits that would be payable to them in the event of termination of their employment with the Company in connection with a change of control, while other executive officers and the two segment heads did not previously have such arrangements. The new form of agreement was intended to supersede any prior arrangements, and to provide substantially the same terms to each of the five executive officers and two segment heads.

        In determining to provide change of control arrangements, and the appropriate terms, the Compensation Committee took into consideration the retentive value of providing this benefit, and the range of terms that are provided by other public companies to their executives. The purpose of these provisions is to provide Messrs. Jeffery and Fife and Ms. Bussone and Ms. Tully with sufficient security so that they are not distracted from job duties, financially threatened by potential job loss, or motivated to act contrary to the best interests of the Company and its stockholders prior to, during or after a change of control.

        The terms of the COC Agreements are further described below in the section "Executive Compensation—Change of Control Arrangements."

  Perquisites

        The Company has generally not made use of personal benefits and perquisites to executive officers or other employees.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with the Company's management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on that review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Dated: April 29, 2009

                      Dr. William J. Spencer, Chairman
                      Ms. Alison Davis
                      Mr. William W. Liebeck
                      Hon. Ruth M. Richardson
                      Mr. Garrett F. Bouton

 EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table summarizes the compensation earned for services rendered to the Company in all capacities for the fiscal year ended December 31, 2008 by the persons who served as our Chief Executive Officer or as our Chief Financial Officer for any portion of the year, and for our three other highest paid executive officers (our "named executive officers," or "NEOs"). For additional information, see the discussion in the section above entitled "Compensation Discussion and Analysis—Elements of Executive Compensation."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)		Option Awards ($)(5)	Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Michael J. Jeffery	2008	550,000	—	67,544	(4)	42,018	—		—		659,562
Chief Executive Officer (Principal	2007	550,000	585,000	—		312,693	—		—		1,447,693
Executive Officer)	2006	302,147	—	—		53,102	—		26,375	(7)	381,624
Steven R. Fife	2008	350,000	75,000	60,645		—	—		6,000	(8)	491,645
Executive Vice President, Chief	2007	125,000	300,000	11,533		—	—		136,415	(8)(9)	572,948
Financial Officer (Principal	2006	—	—	—		—	—		—		—
Financial Officer)
Christoper J. Aitken	2008	300,000	—	46,284		63,606	—		9,827	(10)	419,717
Executive Vice President(1)	2007	326,897	200,000	19,222		63,433	507	(6)	104,818	(10)	714,877
	2006	175,696	—	—		63,432	—		194,146	(10)	433,274
Tina M. Bussone	2008	300,000	75,000	51,379		10,700	—		6,000	(8)	443,079
Executive Vice President	2007	240,000	200,000	18,403		19,363	—		6,000	(8)	483,766
	2006	225,000	100,000	—		24,735	—		6,000	(8)	355,735
Deanne M. Tully	2008	175,000	60,000	19,186		—	—		—		254,186
Executive Vice President, General	2007	—	—	—		—	—		—		—
Counsel and Secretary(2)	2006	—	—	—		—	—		—		—

(1)
Mr. Aitken resigned as Executive Vice President and Head of Corporate Development and terminated his employment with the Company effective February 13, 2009.

(2)
Ms. Tully was appointed as General Counsel and Secretary effective June 2, 2008.

(3)
Reflects the dollar amount of the compensation expense for the applicable fiscal years, calculated in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards 123(R) ("SFAS 123R"), disregarding for this purpose estimates of forfeitures related to service-based vesting conditions. The assumptions used in the calculation of these amounts are contained in Note 12 to the Company's financial statements included with this Annual Report on Form 10-K.

(4)
For Mr. Jeffery, the amount reflects our compensation expense related to a restricted stock unit award for 80,000 shares, which are earned if the market price of our common stock meets certain conditions. The Company calculated the fair value of this award using the Monte Carlo simulation model in accordance with SFAS 123R. Compensation cost for this restricted stock unit award is recognized ratably for each vesting tranche over the requisite service period based on the grant date fair value of the award, but is accelerated if the market price targets are achieved earlier.

(5)
Reflects the dollar amount of the compensation expense for the applicable fiscal years, calculated using a Black-Sholes pricing model in accordance with SFAS 123R, disregarding for this purpose estimates of forfeitures related to service-based vesting conditions. The assumptions used in the calculation of these amounts are contained in Note 12 to the Company's financial statements included with this Annual Report on Form 10-K.

(6)
Amounts represent the above market return on deferred compensation as defined by earnings in excess of 120% of the applicable federal long-term rate; with compounding (as prescribed under section 1274(d) of the Internal Revenue Code).

(7)
Represents $26,375 in director fees earned by Mr. Jeffery prior to his appointment as Chief Operating Officer in February 2006.

(8)
Represents employer contributions to the LECG 401(k) Plan.

(9)
Includes $133,790 fees paid to Mr. Fife by a third party in connection with his services to the Company as a consultant for the period ended on August 14, 2007.

(10)
Includes expert fees and project origination fees paid to Mr. Aitken in his capacity as an expert.

        For the grant date fair value of equity awards granted to NEOs in 2008, see the Grants of Plan-Based Awards table. For the number of outstanding equity awards held by NEOs at year-end and their vesting schedules, see the Outstanding Equity Awards table. For the proceeds actually received by NEOs upon exercise of stock options and the value realized upon vested of stock granted in prior years, see the Option Exercises and Stock Vested in Fiscal Year 2008 table.

Grants of Plan-Based Awards

        The following table reflects each plan-based award granted to each named executive officer for the fiscal year ended December 31, 2008. All stock awards were granted under the Company's 2003 Stock Option Plan.

			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)
					Grant Date Fair Value of Stock and Option Awards ($)(1)
	Grant Date	Approval Date
Name			Target(#)
Michael J. Jeffery	9/2/2008	8/28/2008	80,000	—	185,747	(2)
Steven R. Fife	8/1/2008	7/31/2008	—	25,000	206,250
Steven R. Fife	3/3/2008	2/6/2008	—	6,000	56,760
Tina M. Bussone	8/1/2008	7/31/2008	—	25,000	206,250
Tina M. Bussone	3/3/2008	2/6/2008	—	6,000	56,760
Deanne Tully	6/2/2008	4/23/2008	—	10,000	99,100

(1)
Reflects the grant date fair value of each award calculated in accordance with SFAS 123(R). Except for grant to Mr. Jeffery, all amounts reflect grants of restricted stock or restricted stock units that are subject to service-based vesting conditions, generally of three to five years from the date of grant.

(2)
For Mr. Jeffery, the amount reflects our compensation expense related to a restricted stock unit award for 80,000 shares, which are earned if the market price of our common stock meets certain conditions. The Company calculated the fair value of this award using the Monte Carlo simulation model in accordance with SFAS 123R. Compensation cost for this restricted stock unit award is recognized ratably for each vesting tranche over the requisite service period based on the grant date fair value of the award, but is accelerated if the market price targets are achieved earlier.

Outstanding Equity Awards at Fiscal Year-End 2008

        The table below reflects all outstanding equity awards for each named executive officer as of the fiscal year ended December 31, 2008. All options were granted under the Company's 2000 Incentive Plan or 2003 Stock Option Plan, and all stock awards were granted under the Company's 2003 Stock Option Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)		Equity Incentive Plan Awards: Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(*)
Michael J. Jeffery	50,000	—		15.02	4/30/2017	—		—	—		—
	2,499	5,001	(2)	18.25	7/31/2016	—		—	—		—
	15,625	—		16.00	7/31/2013	—		—	—		—
	7,500	—		15.96	8/4/2014	—		—	—		—
	7,500	—		22.04	7/31/2015	—		—	—		—
	—	—		—	—	—		—	80,000	(13)	536,800
Steven R. Fife	—	—		—	—	25,000	(7)	167,750	—		—
	—	—		—	—	6,000	(8)	40,260	—		—
	—	—		—	—	4,000	(9)	26,840	—		—
Christopher J. Aitken(1)	15,768	9,232	(3)	17.70	7/29/2014	—		—	—		—
	5,712	4,288	(4)	19.10	12/8/2014	—		—	—		—
	3,837	3,663	(5)	20.71	5/1/2015	—		—	—		—
	—	—		—	—	5,550	(10)	37,241	—		—
Tina M. Bussone	2,677	2,323	(6)	18.30	3/1/2015	—		—	—		—
	3,125	—		16.00	10/12/2013
	6,250	—		16.00	7/31/2013
	2,500	—		3.07	12/13/2011
	703	—		3.07	9/3/2010	—		—	—		—
	—	—		—	—	25,000	(7)	167,750	—		—
	—	—		—	—	6,000	(8)	40,260	—		—
	—	—		—	—	3,000	(11)	20,130	—		—
Deanne M. Tully	—	—		—	—	10,000	(12)	67,100	—		—

*
Market value calculated based on $6.71 per share, which was the closing price of our common stock on December 31, 2008.

(1)
Due to Mr. Aitken's termination of employment with LECG effective February 13, 2009, unvested options to purchase 16,469 shares, and unvested restricted stock grants for 4,995 shares were forfeited.

(2)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after seven years; 1/7th of the grant vested on August 1, 2007, and 1/84th of the grant vests monthly there after.

(3)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after seven years; 1/7th of the grant vested on July 30, 2005, and 1/84th of the grant vests monthly there after.

(4)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after seven years; 1/7th of the grant vested on December 9, 2005, and 1/84th of the grant vests monthly there after.

(5)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after seven years; 1/7th of the grant vested on May 2, 2006, and 1/84th of the grant vests monthly there after.

(6)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after seven years; 1/7th of the grant vested on March 2, 2006, and 1/84th of the grant vests monthly there after.

(7)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after five years; 1/5th of the grant vests on August 1, 2009, August 1, 2010, August 1, 2011, August 1, 2012, and August 1, 2013.

(8)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after three years; 1/3rd of the grant vests on March 3, 2009, March 3, 2010 and March 3, 2011.

(9)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after three years; 1/3rd of the grant vests on August 1, 2008, August 1, 2009 and August 1, 2010.

(10)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after three years; 1/3rd of the grant vested on August 1, 2008, and 1/36th of the grant vests monthly thereafter.

(11)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested on January 1, 2010.

(12)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after three years; 1/3rd of the grant vests on June 3, 2009, June 3, 2010 and June 3, 2011.

(13)
The award provides that the restricted stock units will vest in four increments based on the sustained attainment of four specified closing stock price targets. Vesting will occur upon the second business day following the attainment of each of the specified closing stock price targets for a period of 10 consecutive business days. If the closing market price rises above more than one target price and satisfies the required, sustained period at the higher level, each of the applicable increments will vest. The vesting of all the restricted stock units will accelerate in the event of a change of control of the Company. Any restricted stock units that have not vested by July 31, 2009 will terminate.

Option Exercises and Stock Vested in Fiscal Year 2008

        The following table reflects option exercises and the vesting of stock awards for each named executive officer during the fiscal year ended December 31, 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired Upon Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(*)
Michael J. Jeffery	—	—	—	—
Steven R. Fife	—	—	2,000	16,480
Christopher J. Aitken	—	—	4,450	34,529
Tina M. Bussone	—	—	—	—
Deanne M. Tully	—	—	—	—

*
Value realized on vesting is based on the fair market value of the Company's common stock on the vesting date and does not necessary reflect proceeds actually received by the named executive officer.

Non-Qualified Deferred Compensation for Fiscal Year 2008

        The following table reflects information related to each named executive officer's deferral of compensation during the year ended December 31, 2008 under the Company's nonqualified deferred compensation plan.

Name	Executive Contributions In Last FY ($)		Aggregate Loss in Last FY ($)	Aggregate Balance at Last FYE ($)
Michael J. Jeffery	—		—	—
Steven R. Fife	—		—	—
Christopher J. Aitken	31,474	*	12,818	41,394	*
Tina M. Bussone	—		—	—
Deanne M. Tully	—		—	—

*
The amounts are not reflected in the compensation shown in the Summary Compensation Table for 2008 or for prior years.

Employment Contracts and Change in Control Arrangements

  Employment Agreements

        On May 15, 2006, Mr. Jeffery was appointed our Chief Operating Officer and we entered in a letter agreement with him regarding his compensation and benefits. The term of Mr. Jeffery's employment is at will. The letter agreement was superseded by a Senior Management Agreement entered into by the Company and Mr. Jeffery effective as of March 1, 2007. Under the Senior Management Agreement, Mr. Jeffery was entitled to a base salary in 2008 of $550,000, and a total discretionary bonus of $550,000 for 2008 based on the achievement of certain financial and personal performance metrics relating to the Company's strategic plan for 2008. Severance and change in control arrangements between the Company and Mr. Jeffery are discussed below.

        Mr. Fife has an employment letter with the Company dated August 1, 2007. It does not have a definite term and is terminable at will. Severance and change in control arrangements between the Company and Mr. Fife are discussed below.

        Mr. Aitken had an employment letter with the Company dated July 30, 2007. His employment as an executive offer was terminated effective February 13, 2009. Severance and change in control arrangements between the Company and Mr. Aitken are discussed below.

        Ms. Bussone has an employment letter with the Company dated July 20, 1998. It does not have a definite term and is terminable at will. Severance and change in control arrangements between the Company and Ms. Bussone are discussed below.

        Ms. Tully became an Executive Officer and General Counsel on June 2, 2008 and we entered into an employment letter with her on March 18, 2008 regarding her compensation and benefits. The term of Ms. Tully's employment agreement is at will. Under the letter agreement, Ms. Tully received a base salary for 2008 of $300,000 and a signing bonus. Ms. Tully was also eligible for a discretionary bonus. As discussed above, Ms Tully also received a restricted stock grant of 10,000 shares. Severance and change in control arrangements between the Company and Ms. Tully are described below.

  Change of Control Arrangements

        In November 2008, the Compensation Committee approved a new form of Change of Control Agreement ("COC Agreement"), which the Company entered into with all of its executive officers (Mr. Jeffery, Mr. Fife, Ms. Bussone, Mr. Aitken, and Ms. Tully) and with the heads of its two segments, Economics Services and Finance and Accounting Services. Certain of the Company's executive officers already had provisions in their employment arrangements relating to severance payments and other benefits that would be payable to them in the event of termination of their employment with the Company in connection with a change of control, while other executive officers and the two segment heads did not previously have such arrangements. The new form of agreement was intended to supersede any prior arrangements, and to provide substantially the same terms to each of the five executive officers and two segment heads.

        Under the COC Agreements put in place, the right to payments and benefits for an executive are triggered if the executive (i) is not offered a position with the Company in connection with the change of control, (ii) is terminated from employment by the Company during the twelve months following the date of the change of control, other than a termination "for cause" or as a result of a permanent disability; (iii) elects, within sixty days of the date of the change of control, not to continue in his/her position with the Company following the change of control; or (iv) the executive resigns from employment with the Company for "good reason" during the twelve months following the date of the change of control. In any of these triggering events, the executive will be entitled to receive (a) two years base salary; (b) any guaranteed bonuses due in the year in which the change of control occurs; (c) 18 months COBRA benefits paid for by the Company; and (d) accelerated vesting of all equity grants (restricted stock, restricted stock units, stock options, etc.) then held by the executive; and any provisions for repayment to the Company of any previously paid bonuses or advances will be eliminated. The cash payments will be made in a lump sum. The payments and benefits will be structured to comply with Section 409A of the Internal Revenue Code, and will be reduced as necessary to avoid triggering excise taxes under Section 280G of the Internal Revenue Code. The COC Agreement defines a "change of control" as (A) a transaction in which a controlling interest (51% or more) of the outstanding stock of the Company is acquired by a single acquirer, or group of acquirers working together, or (B) any transfer, sale or other disposition of all or substantially all of the assets of the Company. The purpose of these provisions is to provide Messrs. Jeffery and Fife and Ms. Bussone and Ms. Tully with sufficient security so that they are not distracted from job duties, financially threatened by potential job loss, or motivated to act contrary to the best interests of the Company and its stockholders prior to, during or after a change of control.

  Severance Arrangements

        The Company does not presently maintain a severance plan for its executive officers. Any severance benefit arrangements are customized agreements with the particular executive officer and are dictated by the Compensation Committee's perception that the inclusion of such severance benefits is necessary to attract and retain the executive officer's services. In addition, the purpose of particular severance provisions is to provide reasonable severance benefits to an executive officer who is involuntarily terminated without cause due to a reduction in force, job elimination or similar reasons.

        Mr. Jeffery is entitled to receive severance payments if he is terminated without cause or if he resigns following the appointment of a new principal executive officer in an amount equal to his unpaid base salary through March 1, 2009 , if not previously paid.

        Apart from the benefits in the event of a change in control described above, neither Mr. Fife, Ms. Bussone, nor Ms. Tully have any other rights to severance under their respective employment letters.

        Upon his resignation as Executive Vice President and Head of Corporate Separation, we entered into a Separation Agreement and Mutual Release with Mr. Aitken dated February 16, 2009 that provided for certain severance payments to him as follows: a separation payment of $312,500 plus reimbursement of the cost for continued COBRA coverage for Mr. Aitken and his qualifying dependents for a period of up to 12 months. No changes were made to the vesting periods for stock option or restricted stock grants. Mr. Aitken entered into an exclusive Affiliate Agreement with the Company before March 1, 2009 and remains an exclusive Affiliate for at least six months. In the event of a Change of Control on or before August 31, 2009, Mr. Aitken shall receive an additional payment of $300,000.

        The treatment of the Company's retirement and equity compensation programs upon termination of employment or a change of control are discussed above in the section entitled "Change of Control Arrangements."

  Potential Termination Payments

        The following table quantifies the amounts that each executive officer with severance arrangements would be entitled to receive following certain types of termination events or a change of control. Each column in the following table is described in the above discussion and amounts shown are approximate and reflect certain assumptions that we have made in accordance with the SEC's rules. These assumptions are that termination of employment or change of control occurred on December 31, 2008 (the last day of our 2008 fiscal year) and the value of a share of our stock on that day was $6.71, the closing share price of our common stock on December 31, 2008.

        In addition, in accordance with the SEC's rules, the following table does not include payments and benefits that are not enhanced by the termination of employment or change of control. Payments and benefits not appearing in the table include: benefits accrued under the Company's 401(k) plan in which all employees participate; accrued vacation pay, health plan continuation and other similar amounts payable when employment terminates under programs applicable to the Company's salaried employees; amounts accumulated under the non-qualified deferred compensation plan; options and restricted stock grants that have vested and become exercisable prior to employment termination or change of control. The following table does not include columns for voluntary termination, retirement, death or disability, as we are not obligated to pay any amounts over and above vested benefits in any of these termination scenarios.

Name	Description of Benefit	Termination Without Cause or for Good Reason ($)	Change In Control ($)
Michael J. Jeffery	Change of Control	—	1,100,000
Steven R. Fife	Change of Control	—	775,000
Christopher J. Aitken	Change of Control	312,500	300,000
Tina M. Bussone	Change of Control	—	675,000
Deanne M. Tully	Change of Control	—	600,000

DIRECTOR COMPENSATION

Summary Compensation Table

        The following table presents the compensation earned by each of the Company's non-executive directors for services rendered to the Company in all capacities for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)(5)		All Other Compensation $		Total $
Garrett F. Bouton	77,000	—		462,140		—		539,140
David J. Teece	35,000	—		1,004,320	(6)	4,470,833	(7)	5,510,153
Richard Boulton(1)	—	470,301	(3)	14,539	(3)	2,529,077	(8)	3,013,917
Alison Davis	75,000	—		41,045		—		116,045
William W. Liebeck	73,000	—		37,645		—		110,645
Ruth M. Richardson	88,000	—		37,645		—		125,645
William J. Spencer	76,000	—		37,645		—		113,645
Walter H.A. Vandaele(2)	16,500	64,050	(4)	60,216	(4)	1,372,339	(7)	1,513,105

(1)
Mr. Boulton receives no separate remuneration for his service as a director. All amounts shown represent compensation relating to Mr. Boulton's service as an expert and as Global Head of Finance and Accounting Services. Mr. Boulton joined the board on October 27, 2008.

(2)
Dr. Vandaele did not stand for reelection and left the board when his term expired at the 2008 Annual Meeting of Stockholders on June 6, 2008.

(3)
Restricted stock awards and stock options granted to Mr. Boulton were granted in his capacity as an expert and as Global Head of Finance and Accounting Services, not as a director. Numbers shown reflect the dollar amount of the compensation expense for the fiscal year ended December 31, 2008 related to grants made in 2008 and in prior years, calculated in accordance SFAS 123R, disregarding for this purpose estimates of forfeitures related to service-based vesting conditions. The assumptions used in the calculation of these amounts are contained in Note 12 to the Company's financial statements included with this Annual Report on Form 10-K. During 2008, Mr. Boulton received a grant of 50,000 shares of restricted stock, which was approved on February 6, 2008 and granted on May 15, 2008. The grant date fair value calculated for that grant was $508,500.

(4)
Restricted stock awards were granted to Dr. Vandaele in his capacity as an expert, not as a director. Of the amount shown for option awards, $25,955 is attributable to options granted to Dr. Vandaele in his capacity as a director and $34,261 is attributable to options granted to Dr. Vandaele in prior years in his capacity as an expert.

(5)
Reflects the dollar amount of the compensation expense for the fiscal year ended December 31, 2008 related to stock options granted in 2008 and in prior years, calculated in accordance with SFAS 123R, disregarding for this purpose estimates of forfeitures related to service-based vesting conditions. The assumptions used in the calculation of these amounts are contained in Note 12 to the Company's financial statements included with this annual report. In 2008, each of the directors listed in the table, other than Mr. Boulton and Dr. Vandaele, was granted a stock option to purchase 7,500 shares of common stock at an exercise price of $8.25 per share, which becomes fully vested on July 31, 2009, subject to continued service. The grant of those options was approved on July 23, 2008, with a grant date of August 1, 2008. The grant date fair value calculated for each such grant was $28,073.

  A supplemental table following these footnotes sets forth with respect to each non-executive director the aggregate number of stock options and shares of restricted stock held by such person as of December 31, 2008.

(6)
Of the amount shown, $11,691 is attributable to options granted to Dr. Teece in his capacity as a director and $992,629 is attributable to options granted to Dr. Teece in prior years in his capacity as an executive officer.

(7)
Represents expert fees, project origination fees and bonus paid during 2008 to the recipient in his capacity as an expert, not as a director.

(8)
Represents salary and bonus paid to Mr. Boulton in his capacity as an expert, and salary and bonus paid to Mr. Boulton in his capacity as Global Head of Finance and Accounting Services, for services during 2008.

  Equity Awards held by Non-Executive Directors

        The table below reflects all outstanding stock options and restricted stocks held by our non-executive directors as of December 31, 2008.

Name	Aggregate number of Stock Option Awards Outstanding as of December 31, 2008		Number of Shares or Units of Stock That Have not Vested December 31, 2008
Garrett F. Bouton	191,625		—
David J. Teece	1,273,125	(1)	—
Richard Boulton	13,125	(2)	121,628	(2)
Alison Davis	23,125		—
William W. Liebeck	30,000		—
Ruth M. Richardson	53,125		—
William J. Spencer	53,125		—

(1)
Of the amount shown, 7,500 is attributable to options granted to Dr. Teece in his capacity as a director and 1,265,625 is attributable to options granted to Dr. Teece in prior years in his capacity as an executive officer.

(2)
Restricted stock awards and stock options granted to Mr. Boulton were granted in his capacity as an expert and as Global Head of Finance and Accounting Services, not as a director.

Narrative Discussion of Director Summary Compensation Table

        During 2008, our independent directors and Drs. Teece and Vandaele, as non-executive employee directors, received a quarterly retainer of $6,250 and an additional $2,000 for each regularly scheduled quarterly board meeting attended. We schedule all of our board committee meetings on a single day immediately prior to or on the same day as the day set for Board meeting. Our independent directors received $5,000 for each scheduled quarterly board committee day that they attended. The chairperson of each board committee received an additional $2,000 for each board committee meeting over which he or she presided. Thus, for example, Dr. Spencer, as the Chairman of our Compensation Committee, received $2,000 for his service as Chairman and $5,000 for his attendance at a day of board committee meetings day. In the event that a board committee meets in person outside of the regularly scheduled quarterly board committee day, our independent directors are eligible to receive $3,000 for their attendance at such meeting. Our independent directors and non-executive employee directors also received $1,000 for each telephonic board meeting and $1,000 for each telephonic committee meeting attended. Finally, we also reimbursed all directors for their reasonable expenses incurred in connection with attending board and committee meetings. All director compensation is based on a compensation program approved by the Board of Directors following a compensation survey performed by an executive compensation consulting firm for the Corporate Governance Committee in late 2007.

        Each independent director and non-executive employee director also receives a yearly non-discretionary grant of an option to purchase 7,500 shares of our common stock, which vests on the one year anniversary after grant. Our director compensation policy also calls for granting to independent directors, upon becoming a board member, a nondiscretionary grant of an option to purchase 15,625 shares of our common stock, 25% of which vests on the first anniversary of the grant date and the remainder vests monthly over the remaining three years. Options granted to our board members are subject to the terms of our 2003 Stock Option Plan.

        Board members who are executive officers of the Company (currently only Mr. Jeffery) generally do not receive any separate remuneration in connection with their role as a board member, but are entitled to reimbursement of reasonable expenses incurred in connection with their attendance at board and board committee meetings. Mr. Boulton, who provides services to us an expert, and also as our Global Head of Finance and Accounting Services, likewise does not receive any separate remuneration for his service as a board member. Non-executive employee directors are generally eligible for remuneration equivalent to that which is paid to the independent directors, except that non-executive employee directors are not eligible for the initial option grants made to new members of the board at the inception of their board membership. They are eligible, however, for the yearly non-discretionary grant of an option to purchase 7,500 shares of our common stock. Dr. Teece was the only non-executive employee serving on the Board in August 2008 at the time of the annual grant.

        Drs. Teece and Vandaele and Mr. Boulton also act in an expert capacity for us and received compensation in 2008 for their work as experts, pursuant to their individual expert agreements with the Company. These agreements are terminable at will. Drs. Teece and Vandaele provide expert services on our behalf and receive cash payments based on a percentage of the amount of fees we collect for the hours they bill, and a percentage of staff fees we collect on projects they secure. We are also required to pay Dr. Vandaele $41,666 per month, which is deducted from expert fees and project origination fees on collected billings that would otherwise be due to Dr. Vandaele. Dr, Vandaele also received a restricted stock award in his capacity as an expert. Mr. Boulton receives compensation for his expert services on our behalf under a salary and bonus model. Mr. Boulton receives a salary and a bonus for his expert services, and he also receives a salary and a bonus for his role as Global Head of Finance and Accounting Services. Mr. Boulton also received restricted stock awards in his capacity as an expert and for his service as Global Head of Finance and Accounting Services.

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee during 2008 is or has ever been an officer or employee of LECG. During 2008, no executive officer of LECG served as a member of the board of directors or a member of the compensation committee of any entity which has any executive officer who serves as a member of our Board of Directors or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information about the beneficial ownership of our common stock as of March 31, 2009, by:

  •
  each person known to us to be the beneficial owner of more than 5% of our common stock;

  •
  each named executive officer;

  •
  each of our directors; and

  •
  all of our executive officers and directors as a group.

        Unless otherwise noted below, the address of each beneficial owner listed on the tables is c/o LECG Corporation, 2000 Powell Street, Suite 600, Emeryville, California 94608. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 25,560,284 shares of common stock outstanding on March 31, 2009.

        In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or restricted units held by that person that are currently exercisable or that will become exercisable or issuable within 60 days of March 31, 2009. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Number of Shares Deemed Owned	Number of Shares Underlying Options Exercisable Within 60 Days of March 31, 2009	Percentage of Shares Outstanding
Beneficial owner
5% Stockholders
Heartland Advisors, Inc.(1)	3,247,450	—	12.7%
Royce & Associates, LLC(2)	2,776,638	—	10.9%
Capital Research Global Investors(3)	2,363,800	—	9.2%
Franklin Resources, Inc.(4)	1,383,043	—	5.4%
Directors and Executive Officers
Garrett F. Bouton(5)	117,535	97,035	*
David J. Teece(6)	1,285,860	515,625	4.9%
Richard Boulton(7)	114,342	8,837	*
Alison Davis	5,858	5,858	*
William J. Spencer(8)	46,125	45,625	*
Ruth M. Richardson	46,703	45,625	*
William W. Liebeck	22,500	22,500	*
Michael J. Jeffery(9)	163,570	163,570	*
Steven R. Fife(10)	12,000	—	*
Christopher J. Aitken(11)	31,036	26,031	*
Tina M. Bussone(12)	25,209	15,552	*
Deanne M. Tully(13)	10,000	—	*
All directors and named executive officers as a group (12 people)	1,880,738	946,258	7.1%

*
Less than one percent.

(1)
The address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202.

(2)
The address of Royce & Associates LLC is 1414 Avenue of the Americas, New York, NY 10019.

(3)
The address of Capital Research Global Investors is 333 South Hope Street, Los Angeles, California 90071.

(4)
The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403.

(5)
Shares are held by the Bouton Revocable Trust, of which Mr. Bouton and Diana D. Bouton are trustees.

(6)
Includes 325,000 shares held by the Teece Irrevocable Trust No. 3 U/A/D 10/14/97, 73,829 shares of common stock held by the Teece Family Millennium Trust, 123,047 shares of common stock held by the Flex Trust u/t/d February 5, 2003, 16,625 shares of common stock held by the Teece Family Foundation and 10 shares which are held by Norman Laboe, as custodian for the Austin David Teece UCAUTMA.

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

  The board of directors of the Teece Family Foundation consists of Dr. Teece, his spouse, Leigh Teece, and one other individual, who collectively possess voting and dispositive power over all of the shares owned by the Teece Family Foundation. Dr. Teece disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(7)
Number of shares owned includes 71,628 shares of restricted stock with a purchase price of $0.01 per share, which remain subject to vesting and 10,000 shares of Common Stock underlying restricted stock units that are issuable within 60 days of March 31, 2009.

(8)
Number of shares owned includes 500 shares are held by the Spencer Family Trust.

(9)
Number of shares owned excludes 80,000 restricted stock units that are unearned until satisfaction of conditions based on target prices for our common stock.

(10)
Number of shares owned includes 8,000 shares of restricted stock with a purchase price of $0.01 per share, which remain subject to vesting. Information with regard to the vesting for restricted stock is set forth under the section captioned Equity Compensation.

(11)
Mr. Aitken resigned as Executive Vice President and Head of Corporate Development and terminated his employment with the Company effective February 13, 2009.

(12)
Number of shares owned includes 7,000 shares of restricted stock with a purchase price of $0.01 per share, which remain subject to vesting. Information with regard to the vesting for restricted stock is set forth under the section captioned Equity Compensation.

(13)
Number of shares owned includes 10,000 shares of restricted stock with a purchase price of $0.01 per share, which remain subject to vesting. Information with regard to the vesting for restricted stock is set forth under the section captioned Equity Compensation.

Equity Compensation Plan Information:

        The information required by this item with respect to our equity compensation plans is incorporated herein by reference to the information in Part III, Item 12 of the Original Filing.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Our policy and procedure for the review, approval or ratification of related party transactions is to present them for approval to the appropriate Committee of our Board of Directors, depending upon the type of transaction—either the Compensation Committee for matters relating to compensation or services, the Audit Committee for general financial transactions, or the Corporate Governance Committee for matters relating to independence or potential conflicts of interest. Each of those Committees is comprised entirely of independent directors.

        Our Board of Directors has determined that five of its current eight members are each independent directors under the applicable listing standards of the NASDAQ Global Select Market, namely Garrett F. Bouton, Alison Davis, William W. Liebeck, Ruth M. Richardson, and William J. Spencer.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table presents the billed to LECG for audit and other services provided by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007. All of the services described in the following fee table were approved in conformity with the Audit Committee's pre-approval process:

	2008	2007
	(in thousands)
Audit Fees(1)	$1,221	$1,101
Audit-Related Fees	—	—
Tax Fees
Tax Compliance(2)	154	209
Tax Advice(2)	129	38
All Other Fees(3)	—	—

Total Fees	$1,504	$1,348

    (1)
    Audit fees include fees for services performed for the audit of our annual consolidated financial statements, review of condensed consolidated financial statements included in our quarterly reports on Form 10-Q, other services normally provided in connection with statutory and regulatory filings, and for attestation services related to Sarbanes-Oxley compliance.

    (2)
    Fees related to tax compliance are primarily for federal and state filing requirements. Fees for tax advice consisted of assistance with matters related to certain foreign and domestic tax issues and/or in connection with acquisitions.

    (3)
    There were no other services performed by Deloitte & Touche LLP.

Audit Committee Pre-Approval Policy

        Prior to the initiation of any audit related or non-audit related service, the Audit Committee is presented with a proposal for such service and an estimate of the fees for pre-approval. In the event the scope of the work requires change from the initial proposal, the modified proposal is presented to the Audit Committee for pre-approval. Requests for pre-approvals are presented to the Audit Committee at the time of the committee's regularly scheduled meetings, or on an as-needed basis. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit, audit related and non-audit related services to be performed by LECG's independent registered public accounting firm and associated fees on an as-needed basis. Such pre-approvals are reported to the full Audit Committee at its next regularly scheduled meeting.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        Documents filed as part of this Amendment:

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

LECG CORPORATION (Registrant)
Date: April 29, 2009	/s/ MICHAEL J. JEFFERY Michael J. Jeffery Chief Executive Officer (Principal Executive Officer)