Form 10-Q
period 2009-03-31
LECG CORP
filed 2009-05-08
CIK 1192305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 30, 2009, there were 25,571,153 shares of the registrant’s common stock outstanding.

LECG CORPORATION AND SUBSIDIARIES
FORM 10-Q

1

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2009	2008
Fee-based revenues, net	$63,922	$87,171
Reimbursable revenues	2,383	3,331
Revenues	66,305	90,502
Direct costs	49,617	57,172
Reimbursable costs	2,540	3,311
Cost of services	52,157	60,483
Gross profit	14,148	30,019
Operating expenses:
General and administrative expenses	18,895	21,301
Depreciation and amortization	1,330	1,535
Operating (loss) income	(6,077)	7,183
Interest income	48	143
Interest expense	(315)	(197)
Other expense, net	(90)	(420)
(Loss) income before income taxes	(6,434)	6,709
Income tax (benefit) expense	(2,638)	2,724
Net (loss) income	$(3,796)	$3,985

Earnings per share:
Basic	$(0.15)	$0.16
Diluted	$(0.15)	$0.16

Shares used in calculating earnings per share
Basic	25,386	25,299
Diluted	25,386	25,518

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$8,861	$19,510
Accounts receivable, net of allowance of $1,004 and $973	87,715	87,122
Prepaid expenses	6,346	5,996
Deferred tax assets, net - current portion	13,887	14,123
Signing, retention and performance bonuses - current portion	16,078	15,282
Income taxes receivable	10,998	7,662
Other current assets	2,619	2,447
Note receivable - current portion	525	518
Total current assets	147,029	152,660
Property and equipment, net	10,107	11,011
Other intangible assets, net	3,613	3,790
Signing, retention and performance bonuses	34,555	34,976
Deferred compensation plan assets	8,029	9,684
Note receivable	1,800	1,946
Deferred tax assets, net	36,952	36,952
Other long-term assets	6,416	5,188
Total assets	$248,501	$256,207

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$38,237	$49,313
Accounts payable and other accrued liabilities	9,286	11,493
Payable for business acquisitions - current portion	—	3,846
Borrowings under line of credit	17,000	—
Deferred revenue	2,202	2,450
Liability associated with divestiture	—	2,642
Total current liabilities	66,725	69,744
Payable for business acquisitions	1,055	1,055
Deferred compensation plan obligations	7,295	9,632
Deferred rent	6,269	6,601
Other long-term liabilities	1,635	569
Total liabilities	82,979	87,601

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,560,284 and 25,559,253 shares outstanding at March 31, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	173,533	172,005
Accumulated other comprehensive loss	(2,223)	(1,407)
Accumulated deficit	(5,814)	(2,018)
Total stockholders’ equity	165,522	168,606
Total liabilities and stockholders’ equity	$248,501	$256,207

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(3,796)	$3,985
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense	33	33
Depreciation and amortization of property and equipment	1,152	1,172
Amortization of intangible assets	178	363
Amortization of signing, retention and performance bonuses	4,245	4,083
Equity-based compensation	1,731	1,373
Changes in assets and liabilities:
Accounts receivable	(1,535)	(13,207)
Signing, retention and performance bonuses paid	(4,966)	(6,287)
Prepaid and other current assets	336	(779)
Accounts payable and other accrued liabilities	(2,193)	(702)
Income taxes	(3,235)	2,064
Accrued compensation	(10,446)	(4,360)
Deferred revenue	(244)	53
Deferred compensation plan assets, net of liabilities	(682)	(1,895)
Deferred rent	(287)	(199)
Other assets	109	(3,121)
Other liabilities	1,130	4
Net cash used in operating activities	(18,470)	(17,420)
Cash flows from investing activities
Business acquisitions earn out payments	(3,885)	(2,264)
Divestiture payments	(2,379)	—
Purchase of property and equipment	(247)	(768)
Proceeds from note receivable	139	—
Proceeds from disposal of property and equipment	—	54
Other	(90)	(14)
Net cash used in investing activities	(6,462)	(2,992)
Cash flows from financing activities
Borrowings under revolving credit facility	19,000	19,000
Repayments under revolving credit facility	(2,000)	(6,000)
Payment of loan fees	(2,243)	—
Net cash provided by financing activities	14,757	13,000
Effect of exchange rates on changes in cash	(474)	405
Decrease in cash and cash equivalents	(10,649)	(7,007)
Cash and cash equivalents, beginning of year	19,510	21,602
Cash and cash equivalents, end of period	$8,861	$14,595
Supplemental disclosure
Cash paid for interest	$189	$129
Cash paid for income taxes	$613	$3,290

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

The Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, the Condensed Consolidated Balance Sheet as of March 31, 2009 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, these condensed consolidated statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows for the periods then ended. The December 31, 2008 consolidated balance sheet is derived from LECG’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year. The Condensed Consolidated Financial Statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for 2008.

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

2.                                      Earnings per share and share amounts

Basic earnings per share is computed by dividing the net income or loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss or income attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares as determined by the treasury stock method are included in the diluted earnings per common share calculation to the extent these shares are dilutive. If the Company has a net loss for the period, common equivalent shares are excluded from the denominator because their effect on net loss would be anti-dilutive.

The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Net (loss) income	$(3,796)	$3,985

Weighted average shares outstanding
Basic	25,386	25,299
Effect of dilutive stock options and unvested restricted stock	—	219
Diluted	25,386	$25,518
Earnings per share:
Basic	$(0.15)	$0.16
Diluted	$(0.15)	$0.16

Approximately 5.7 million and 4.0 million of anti-dilutive securities for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share.

3.                                      Equity-based compensation

The following table summarizes equity-based compensation and its effect on net income and earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2009	2008

Direct costs	$1,085	$699
General and administrative expenses	646	674
Equity-based compensation effect on earnings before income tax	1,731	1,373
Income tax expense benefit	(691)	(557)
Equity-based compensation effect on earnings	$1,040	$816

Equity-based compensation effect on earnings per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

4.                                      Comprehensive (loss) income

Comprehensive (loss) income represents net (loss) income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive (loss) income is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net (loss) income	$(3,796)	$3,985
Foreign currency translation (loss) gain	(816)	481
Comprehensive (loss) income	$(4,612)	$4,466

5.                                      Borrowing arrangements

As of March 31, 2009, the Company’s revolving credit facility (the “Facility”) provides for maximum borrowings up to $100 million, of which $25 million is available for letters of credit. Borrowings under the Facility are guaranteed by LECG Corporation and its domestic subsidiaries. The Facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the Facility to $200 million over the life of the Facility, which expires in December 2011. As of March 31, 2009, the Company had $17 million in outstanding borrowings under this Facility, $1.5 million in letters of credit outstanding and the effective interest rate was 6.25%. The Facility provides for annual commitment fees on the unused portion of the Facility. The Facility also contains non-financial and financial covenants, including asset, leverage and debt coverage ratios, as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period. At March 31, 2009, the Company was in compliance with these covenants. Based on certain covenant calculations, the borrowing capacity available to the Company under the Facility is effectively limited to approximately $28.2 million at March 31, 2009.

On February 9, 2009, the Company executed the third amendment to the Facility to provide a waiver for the potential non-compliance with one of the financial covenants at December 31, 2008 as a result of the impairment and restructuring charges recorded in the fourth quarter of 2008. On March 30, 2009, the Facility was further amended to address potential future non-compliance with certain other financial covenants. As a result of the third and fourth amendments, the following changes were made: (i) commitment fees on the unused portion of the facility increased to 0.50%—0.60% (the fee fluctuates based on the level of debt to adjusted EBITDA); (ii) the additional margin over the base interest rate on amounts outstanding increased to 250—450 basis points (the rate based on the level of debt to adjusted EBITDA); (iii) the total net leverage ratio covenant was replaced with a covenant to maintain a total debt to adjusted EBITDA ratio of less than 2.5 to 1.0; (iv) the limitations on the total amount of signing and performance bonuses that may be paid within a rolling 12 month period were modified to be less restrictive; (v) a covenant was added to maintain a minimum ratio of cash plus net receivables divided by total debt of 1.5 to 1.0; (vi) the minimum required fixed charge coverage ratio was reduced for 2009; and (vii) the lenders received a security interest in the Company’s accounts receivable and other personal property. In addition, the borrowing capacity under the Facility is limited to 80% of the Company’s domestic billed receivables that are aged less than 120 days until the Company achieves a certain level of financial performance as defined in the fourth amendment. The Facility also includes other customary financial and non-financial covenants. The Company paid $2.3 million in fees in the first quarter of 2009 related to these amendments, which will be amortized over the remaining term of the Facility.

Maintaining compliance with the Company’s debt covenants is critical to the Company’s operations. The current economic downturn adds uncertainty to the Company’s anticipated revenue levels as shown by declines in the Company’s revenue during the fourth quarter of 2008 and the first quarter of 2009. The Company has executed a number of restructuring actions in response to these revenue declines. Should revenue declines continue or other unforeseen adverse developments occur, the Company would seek to remain in compliance with the debt covenants through further restructuring actions.

6.                                      Accrued compensation

Accrued compensation consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Expert compensation	$21,489	$27,944
Project origination fees	10,424	12,421
Vacation payable	2,776	2,444
Professional staff compensation	409	1,289
Administrative staff compensation	72	1,643
Signing, retention and performance bonuses payable	449	763
Other payroll liabilities	2,618	2,809
Total accrued compensation	$38,237	$49,313

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

In August 2004, the Company served a motion to dismiss the breach of contract, tortious interference with contractual relations and the unfair and deceptive trade practices counts, which motion has been denied. The Company filed an answer to the complaint denying the substantive allegations of the complaint and expert discovery in the case has been completed. The Company and one of its experts filed a motion for summary judgment. In September 2008, the court granted the Company’s motion for summary judgment in full; but denied in part the expert’s motion for summary judgment. The Company has an indemnity obligation to the expert related to the denied portion of the expert’s motion.

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

Business acquisitions and certain expert hires

The Company has made commitments in connection with its business acquisitions that will require the Company to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other measurement periods. See Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2008 for a description of the commitments and contingencies related to the acquisitions of Secura, Mack Barclay, and Neilson Elggren.

The accrued purchase price payable, and the total potential remaining purchase price payments at March 31, 2009, and the date of any final potential payment by acquisition are as follows (in thousands):

		Accrued
		purchase		Date
		price	Potential	of final
	Acquisition	payable at	remaining	or potential
	Date	3/31/2009 (1)	payments (2)	payments (3)

Secura	Mar-07	$—	$1,800	Mar-11
Mack Barclay	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$1,055	$3,300

(1)	Included in “Payable for business acquisitions” on the Condensed Consolidated Balance Sheet.
(2)	Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.
(3)	Represents final date of any payment or potential payment.

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

Tax contingencies

In 2007 the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004 and its 2005 withholding tax return and issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, its U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by LECG personnel outside of LECG BA. In 2008, the Company elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company has recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at March 31, 2009. Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG’s U.S. tax return and would result in a deferred tax asset on LECG’s Condensed Consolidated Balance Sheets, the realization of which would be dependant upon the ability to utilize the foreign tax credit within the ten-year expiration period.

On April 8, 2009, the Company was notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, the Company may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, the Company may receive additional notices for assessments of additional income and withholding taxes, penalties and interest related to the Company’s 2005 and 2006 tax years and the June 2005 through December 2007 intercompany payments made to the US parent company to settle intercompany balances, based on the same issues noted by the AFIP during their audit of the 2003 and 2004 income tax returns and 2005 withholding tax returns. The Company believes that it properly reported these transactions in its Argentine tax returns and believes that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liability in connection with this matter at March 31, 2008.

8.                                      Restructuring and divestiture charges

During 2007 and the fourth quarter of 2008, the Company executed a number of restructuring actions intended to rationalize its cost structure with current business and market conditions. These actions included a workforce reduction of 156 billable headcount and 44 administrative staff and the closure of nine offices and a computer facility.

The table below summarizes the liabilities incurred and the periodic activity related to these restructuring actions (in thousands):

	One-time	Lease	Asset
	termination	termination	impairments
	benefits	costs	and other	Total
Liability at January 1, 2007	$—	$—	$—	$—
Restructuring charges	1,662	1,388	7,639	10,689
Cash payments	(1,226)	(351)	—	(1,577)
Write-off of assets	—	—	(7,639)	(7,639)
Liability at December 31, 2007	436	1,037	—	1,473
Restructuring charge recovery	—	(500)	—	(500)
Restructuring charges	3,211	785	2,441	6,437
Cash payments	(1,576)	(709)	—	(2,285)
Write-off of assets	—	—	(2,441)	(2,441)
Foreign exchange translation	(13)	—	—	(13)
Liability at December 31, 2008	2,058	613	—	2,671
Cash payments	(1,846)	(205)		(2,051)
Liability at March 31, 2009	$212	$408	$—	$620

The Company also recognized a charge to operations of $3.1 million in the fourth quarter of 2008 in connection with the divestiture of a portion of its practice in Milan, Italy, of which $2.6 million was recorded as a liability at December 31, 2008. The Company paid this amount during the first quarter of 2009.

9.                                      Segment reporting

The Company manages its business in two operating segments: Economics Services and Finance and Accounting Services. See Note 16 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2008 for a description of the Company’s two operating segments.

All segment revenues are generated from external customers and there are no intersegment revenues or expenses. The Company does not allocate general and administrative operating expenses to its two segments. Summarized financial information by segment for the three months ended March 31, 2009 and 2008 is as follows (in thousands, except percentages):

	Three months ended March 31,
	2009			2008
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$28,079	$35,843	$63,922	$39,934	$47,237	$87,171
Reimbursable revenues	827	1,556	2,383	1,032	2,299	3,331
Revenues	28,906	37,399	66,305	40,966	49,536	90,502

Direct costs	20,293	29,324	49,617	26,547	30,625	57,172
Reimbursable costs	919	1,621	2,540	1,017	2,294	3,311
Cost of services	21,212	30,945	52,157	27,564	32,919	60,483

Gross profit	$7,694	$6,454	14,148	$13,402	$16,617	30,019

Gross margin	26.6%	17.3%	21.3%	32.7%	33.5%	33.2%
Charges not allocated at the segment level:
General and administrative expenses			18,895			21,301
Depreciation and amortization			1,330			1,535
Interest income			(48)			(143)
Interest expense			315			197
Other expense, net			90			420
(Loss) income before income taxes			$(6,434)			$6,709

10.                               Subsequent event

In May 2009, the Company entered into an amendment to the Secura Group, LLC. asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $2.5 million after December 2010, if certain performance targets were achieved through December 2010. Under the terms of the amendment, the Company will make guaranteed payments totaling $1.8 million, of which $1.7 million will be paid by December 31, 2010 and the remaining $0.1 million will be paid by March 1, 2011.

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

We manage our business in two operating segments: Economics Services and Finance and Accounting Services. See Note 16 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2008 for a description of our two operating segments.

2009 Billable headcount

The following table summarizes the change in the period-end billable headcount since March 31, 2008 and December 31, 2008.

				Change since
	March 31,	December 31,	March 31,	December 31, 2008		March 31, 2008
	2009	2008	2008	Number	%	Number	%

Economics Services	268	287	305	(19)	-7%	(37)	-12%
Finance and Accounting Services	496	496	493	—	0%	3	1%
Consolidated	764	783	798	(19)	-2%	(34)	-4%

The decrease in consolidated billable headcount since December 31, 2008 is primarily due to voluntary terminations partially offset by ongoing recruiting efforts.

The decrease in billable headcount from March 31, 2008 to March 31, 2009 is primarily due to 35 terminations in connection with our fourth quarter 2008 restructuring activities, including 10 terminations in our Economics segment and 25 terminations in our Finance and Accounting Services segment. The Finance and Accounting Services segment terminations were fully offset by 28 new hires, net of voluntary attrition, in the segment since March 31, 2008.

The retention of key experts and the recruitment and hiring of additional experts and professional staff, both through direct hiring and through acquisitions, contributes to the success of our business. Our retention and hiring strategy is designed to promote our competitive advantage, to deepen our existing service offerings and to enter into new service areas when strategic opportunities arise. In connection with our retention and hiring efforts in the three months ended March 31, 2009 and 2008, we paid signing, retention and performance bonuses of $5.0 million and $6.3 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense was $4.2 million and $4.1 million in the three months ended March 31, 2009 and 2008, respectively.

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

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, and averaging approximately 73% and 70% of their individual billings on particular projects in the three months ended March 31, 2009 and 2008, respectively. Such experts are paid when we have received payment from our clients. We refer to these experts as “at-risk” experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated under a salary plus performance-based bonus model. We make advance payments, or draws, to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts’ fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. These fees have averaged 10% and 12% of professional staff revenues in the three months ended March 31, 2009 and 2008, respectively. Experts are generally required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

Hiring and/or retaining experts sometimes involve the payment of upfront cash amounts. In some cases, the payment of a portion of an upfront amount is due at a future date. These types of upfront payments are recognized when the payment is made, the obligation to pay such amount is incurred, or on the execution date of the retention agreement, and are generally amortized over the period for which they are recoverable from the individual expert up to a maximum period of seven years.

We have also paid or are obligated to pay certain performance bonuses that are subject to recovery of unearned amounts if the expert were to voluntarily leave us, be terminated for cause, or fail to meet certain performance criteria prior to a specified date. Like signing and retention payments, these performance bonuses are amortized over the period for which unearned amounts are recoverable from the individual expert up to a maximum period of seven years, and we recognize such performance bonuses at the time we determine it to be more likely than not that the performance criteria will be met.

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

Equity-based compensation

Stock-based compensation arrangements covered by Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”) currently include stock option grants and restricted stock awards under our 2003 Stock Option Plan and purchases of common stock by our employees at a discount to the market price under our Employee Stock Purchase Plan (“ESPP”). Under SFAS No. 123R, the value of the portion of the option or award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in our Condensed Consolidated Statements of Operations. Stock-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s consolidated financial statements or tax returns. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows. As of March 31, 2009, we have a total valuation allowance against our deferred tax assets of $4.6 million, which is primarily comprised of $3.7 million recorded in 2008 as a result of our assessment of the likelihood of using our foreign tax credits prior to their expiration, and $0.9 million, which was recognized in 2007 in connection with the capital loss incurred from the sale of subsidiary. We believe the remainder of our deferred tax assets as of March 31, 2009 will ultimately be realized.

We adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No 109. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement.

Our annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modification of the effective tax rate. We estimate our 2009 annual effective income tax rate to be 41.0%.

RESULTS OF OPERATIONS

We manage our business in two operating segments: Economics Services and Finance and Accounting Services. The Chief Operating Decision Maker (our CEO) considers the key profit/loss measurement of the two segments to be gross profit and gross margin.  As such, only revenue, costs of services and gross margin are presented and discussed at the segment level.

Three months ended March 31, 2009 and 2008

The following table sets forth the amounts and the percentage of revenues represented by certain line items in our statement of operations for the three months ended March 31, 2009 and 2008, respectively.

	Three months ended March 31,
	2009		2008
	($ in thousands)
Fee-based revenues, net	$63,922	96.4%	$87,171	96.3%
Reimbursable revenues	2,383	3.6%	3,331	3.7%
Revenues	66,305	100.0%	90,502	100.0%
Direct costs	49,617	74.9%	57,172	63.1%
Reimbursable costs	2,540	3.8%	3,311	3.7%
Cost of services	52,157	78.7%	60,483	66.8%
Gross profit	14,148	21.3%	30,019	33.2%
Operating expenses:
General and administrative expenses	18,895	28.5%	21,301	23.5%
Depreciation and amortization	1,330	2.0%	1,535	1.7%
Operating (loss) income	(6,077)	-9.2%	7,183	8.0%
Interest income	48	0.1%	143	0.2%
Interest expense	(315)	-0.5%	(197)	-0.2%
Other expense, net	(90)	-0.1%	(420)	-0.5%
(Loss) income before income taxes	(6,434)	-9.7%	6,709	7.5%
Income tax (benefit) expense	(2,638)	-4.0%	2,724	3.0%
Net (loss) income	$(3,796)	-5.7%	$3,985	4.5%

Revenues and cost of services

The following table sets forth the consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for LECG for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$63,922	$87,171	$(23,249)	-26.7%
Reimbursable revenues	2,383	3,331	(948)	-28.5%
Revenues	66,305	90,502	(24,197)	-26.7%
Direct costs	49,617	57,172	(7,555)	-13.2%
Reimbursable costs	2,540	3,311	(771)	-23.3%
Cost of services	52,157	60,483	(8,326)	-13.8%
Gross profit	$14,148	$30,019	$(15,871)	-52.9%
Gross margin	21.3%	33.2%		-11.9%

Billable headcount, period average	773	802	(29)	-3.6%
Average billable rate	$308	$337	$(29)	-8.6%
Jr./Sr. staff paid utilization rate	67.1%	72.1%		-5.0%

Estimate of unrealizable revenue	2,823	3,814	(991)	-26.0%
% of gross fee-based revenue recognized	4.2%	4.2%		0.0%

Revenues

The decrease in fee-based revenues, net for the three months ended March 31, 2009 compared to the same period in 2008 was primarily the result of an 8.6% decrease in average billable rate and a 3.6% decrease in average billable headcount.  Average billable headcount decreased by 29 from the first quarter of 2008 to the first quarter of 2009 due primarily to terminations in connection with our 2008 restructuring activities and voluntary attrition. The decrease in the average billable rate was caused primarily by decreases of 27% and 13% in the average exchange rates of the British pound sterling and the Euro, respectively. Also contributing to the decrease was a shift in our revenue mix from high rate billable headcount to lower rate billable headcount.

Our estimate of unrealizable revenue as a percentage of gross fee-based revenue recognized remained flat at 4.2% period over period.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three months ended March 31, 2009 compared to the same period in 2008.

Revenues from our international operations were $13.0 million in the three months ended March 31, 2009, which represents 19.6% of total revenue as compared to 21.0% of total revenue in the same period of 2008. In the three months ended March 31, 2009 our international operations revenue decreased by $6.0 million, or 31.6% as compared to the same period in 2008, primarily due to the decrease in the average exchange rates, the divestiture of a portion of our Italian operations effective December 31, 2008 and a decrease in business activity in our other European subsidiaries partially offset by an increase in business activity in Asia-Pacific period over period.

Cost of services

The decrease in direct costs for the three months ended March 31, 2009 compared to the same period in 2008 resulted from a 3.6% reduction in headcount in connection with our 2008 restructuring activities and voluntary attrition.  Decreased salary costs for professional staff and decreased compensation earned by at-risk and gross margin model experts were offset by increased salary and related costs for newly hired experts on the salary/bonus compensation model.  Also offsetting the decrease in direct costs was an increase in signing, retention and performance bonus amortization of $0.2 million which was due to the capitalization and the resulting additional amortization of bonuses since March 31, 2008.

We granted approximately 1.2 million restricted stock units and/or shares to certain experts on May 15, 2008 under a new equity initiative implemented during the second quarter of 2008, which has resulted in a $0.4 million increase in equity compensation expense for the three months ended March 31, 2009 compared to March 31, 2008.

Gross margin

The 11.9% decrease in our gross margin to 21.3% in the first quarter of 2009 compared to 33.2% in the same period in 2008 was primarily due to a 26.7% decrease in fee-based revenues, net without a proportional decrease in our direct costs.  The decrease in direct costs included an $8.2 million decrease in expert and professional staff compensation, which includes the decreased costs related to the 35 terminations as a result of our fourth quarter 2008 restructuring activities and the increased costs associated with 28 new hires, net of voluntary attrition, in the Finance and Accounting Services segment since March 31, 2008.  Also partially offsetting the net decrease was a $0.6 million increase in signing, retention and performance bonus amortization and equity-based compensation.

Segment results

Economics Services

The following table sets forth the revenues, cost of services, gross profit and gross margins, and certain operating metrics for our Economic Services segment for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$28,079	$39,934	$(11,855)	-29.7%
Reimbursable revenues	827	1,032	(205)	-19.9%
Revenues	28,906	40,966	(12,060)	-29.4%
Direct costs	20,293	26,547	(6,254)	-23.6%
Reimbursable costs	919	1,017	(98)	-9.6%
Cost of services	21,212	27,564	(6,352)	-23.0%
Gross profit	$7,694	$13,402	$(5,708)	-42.6%
Gross margin	26.6%	32.7%		-6.1%

Billable headcount, period average	279	305	(26)	-8.5%
Average billable rate	$353	$366	$(13)	-3.6%
Jr./Sr. staff paid utilization rate	67.3%	77.5%		-10.2%

Estimate of unrealizable revenue	$852	$2,066	$(1,214)	-58.8%
% of gross fee-based revenue recognized	2.9%	4.9%		-2.0%

Revenues

The decrease in fee-based revenues, net for the three months ended March 31, 2009 compared to the same period in 2008 was primarily the result of an 8.5% decrease in the average billable headcount, a 10.2% decrease in the staff paid utilization rate and a 3.6% decrease in the average billable rate.  Average billable headcount decreased by 26 for the quarter ended March 31, 2009 compared to the same period in 2008 due primarily to 2008 restructuring activities and voluntary attrition.  The decrease in the average billable rate was caused by a shift to lower bill rate experts, and to a lesser extent, decreases of 27% and 13% in the average exchange rates of the British pound sterling and the Euro, respectively.

The $1.2 million decrease in our estimate of unrealizable revenue for the three months ended March 31, 2009, was primarily due to a decrease in our historical trailing 12 months write offs, which is the basis of our estimate, and a decrease in our gross fee-based revenue.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three months ended March 31, 2009 compared to the same period in 2008.

Cost of services

The decrease in direct costs in the three months ended March 31, 2009 compared to the same period in 2008 was driven by a $6.4 million or 26.8% decrease in expert and professional staff compensation partially offset by a $0.2 million increase in non-cash compensation.  The decrease in expert and professional staff compensation was primarily driven by lower billable headcount as a result of our 2008 restructuring activities and voluntary attrition, and lower compensation earned by at-risk experts.  The $0.1 million increase in equity-based compensation expense is due to expense associated with restricted stock grants made to certain experts on May 15, 2008 as well as other grants made since March 31, 2008.

Reimbursable costs decreased primarily due to lower out-of-pocket expenses for matters worked on during the three months ended March 31, 2009 compared to the same period in 2008.

Gross margin

The 6.1% decrease in our gross margin to 26.6% in the first quarter of 2009 compared to 32.7% in the same period of 2008 was primarily due to a 29.7% decrease in fee-based revenues, net and a 23.6% decrease in direct costs.  The $6.3 million decrease in direct costs reflected a $6.4 million decrease in expert and professional staff compensation partially offset by a net increase of $0.2 million in non-cash compensation.

Finance and Accounting Services

The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Finance and Accounting Services segment for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$35,843	$47,237	$(11,394)	-24.1%
Reimbursable revenues	1,556	2,299	(743)	-32.3%
Revenues	37,399	49,536	(12,137)	-24.5%
Direct costs	29,324	30,625	(1,301)	-4.2%
Reimbursable costs	1,621	2,294	(673)	-29.3%
Cost of services	30,945	32,919	(1,974)	-6.0%
Gross profit	$6,454	$16,617	$(10,163)	-61.2%
Gross margin	17.3%	33.5%		-16.2%

Billable headcount, period average	494	497	(3)	-0.6%
Average billable rate	$281	$316	$(35)	-11.1%
Jr./Sr. staff paid utilization rate	67.0%	68.7%		-1.7%

Estimate of unrealizable revenue	$1,971	$1,748	$223	12.8%
% of gross fee-based revenue recognized	5.2%	3.6%		1.6%

Revenues

The decrease in fee-based revenues, net for the three months ended March 31, 2009 compared to the same period in 2008 was primarily the result of an 11.1% decrease in the average billable rate and a 1.7% decrease in staff paid utilization rate.  Average billable headcount decreased by three for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due primarily to terminations in connection with 2008 restructuring activities largerly offset by new hires during 2008. The decrease in the average billable rate was caused by decreases of 27% and 13% in the average exchange rates of the British pound sterling and the Euro, respectively, as well as a shift to lower bill rate experts.

The $0.2 million increase in our estimate of unrealizable revenue for the three months ended March 31, 2009 was primarily due to an increase in our historical trailing 12 months write offs, particularly in Europe, which is the basis of our estimate, partially offset by a 22.8% decrease in gross fee-based revenue.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three months ended March 31, 2009 compared to the same period in 2008.

Cost of services

The decrease in direct costs for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a $1.7 million net decrease in expert and professional staff compensation partially offset by a $0.4 million increase in non-cash equity based compensation and bonus amortization.  The $1.7 million net decrease in professional staff compensation was primarily due to decreased salary costs related to the 25 terminations resulting from our fourth quarter 2008 restructuring activities, offset by the increased costs associated with 28 new hires, net of voluntary attrition since March 31, 2008, as well as decreased compensation earned by at-risk experts due to lower revenues. The $0.3 million increase in equity-based compensation expense is due to expense associated with restricted stock grants made to certain experts on May 15, 2008 as well as other grants made since March 31, 2008.

Reimbursable costs decreased primarily due to lower out-of-pocket expenses for matters worked on during the three months ended March 31, 2009 compared to the same period in 2008.

Gross margin

The 16.2% decrease in the gross margin to 17.3% in the three months ended March 31, 2009 from 33.5% in the same period of 2008 is primarily due to a 24.1% decrease in fee-based revenues, net with a 4.2% decrease in direct costs.  The $1.3 million decrease in direct costs includes a $1.7 million net decrease in expert and professional staff compensation, which includes the decreased costs related to the 25 termination as a result of our fourth quarter 2008 restructuring activities offset by the increased costs associated with 28 new hires, net of voluntary attrition, since March 31, 2008.  Also, partially offsetting the decrease was a $0.4 million increase in signing, retention and performance bonus amortization and equity-based compensation.

Operating expenses

The following table sets forth our operating expenses for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
($ in thousands)	2009	2008	Change

General and administrative expenses	$18,895	$21,301	$(2,406)	-11.3%
Depreciation and amortization	1,330	1,535	(205)	-13.4%
Total operating expenses	$20,225	$22,836	$(2,611)	-11.4%

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

In response to the current economic downturn, we began implementing a series of cost cutting measures to reduce our general and administrative expenditures. The decrease in general and administrative expenses for the three months ended March 31, 2009 compared to the same period in 2008 was primarily the result of a $0.7 million or 8.7% decrease in compensation as a result of headcount reductions in connection with our 2008 restructuring activities and lower bonus accruals for our administrative staff, a $0.5 million or 63.4% reduction in travel expenses for corporate and business development purposes due to lower headcount and decreased travel, a $0.4 million or 25.5% decrease in marketing costs, including events and conferences, a $0.3 million or 35.8% decrease in recruiting expenses due to decreased hiring activities, a $0.2 million or 9.0% decrease in outside services resulting from lower legal costs in the first quarter of 2009, a $0.2 million decrease in computer expenses resulting from lower headcount, and a $0.3 million decrease in other general and administrative expenses.

The decrease in depreciation and amortization for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to the impairment of certain intangible assets recognized in the fourth quarter of 2008.

Interest income, interest expense and other expenses, net

The following table sets forth our interest income, interest expense and other expense, net for the three months ended March 31, 2009 and 2008, respectively.

	Three months ended March 31,
($ in thousands)	2009	2008	Change

Interest income	$48	$143	$(95)	-66.4%
Interest expense	(315)	(197)	(118)	59.9%
Other expense, net	(90)	(420)	330	-78.6%

The increase in interest expense in the three months ended March 31, 2009 compared to the same period in 2008 is due to higher borrowings on our line of credit and a higher interest rate as well as increased loan fee amortization costs due to amendments made to our line of credit in the first quarter of 2009.  Our interest income decreased due to lower cash balances in interest bearing accounts.  The decrease in other expense is due to lower net mark-to-market losses on our deferred compensation plan assets and liabilities of $0.2 million, and a $0.1 million increase in foreign currency gain.

Income taxes

Our income tax benefit or expense for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
($ in thousands)	2009	2008	Change

Income tax (benefit) expense	$(2,638)	$2,724	$(5,362)	-196.8%

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. We estimate that our annual effective tax rate for 2009 will be 41.0%, which is a slight increase over the prior year estimated effective tax rate of 40.6%. The change in the income tax (benefit) expense from the three months ended March 31, 2009 compared to the same period in 2008 is due to decreased income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our current sources of liquidity are our cash on hand, cash generated by operations and our revolving credit facility (the “Facility”). As of March 31, 2009, we had $8.9 million in cash and cash equivalents, primarily held in money market accounts. Our primary financing need will continue to be funding our operations, including our payroll related costs, current operating lease commitments, performance bonuses, performance-based purchase price payments related to prior acquisitions, and to a lesser extent, funding retention and signing bonuses and strategic acquisitions. Important elements of our business include the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas. We expect to continue to recruit and hire experts and professional staff in order to deepen our existing service offerings through a mix of individual hires, group hires and acquisitions.

Revolving credit facility

As of March 31, 2009, our Facility provides for current borrowings up to $100 million, of which $25 million is available for letters of credit. Borrowings under the Facility are guaranteed by LECG Corporation and its domestic subsidiaries. The Facility includes the option, subject to customary terms and conditions, to increase the maximum borrowings under the Facility to $200 million over the life of the Facility, which expires in December 2011. As of March 31, 2008, we had $17 million in outstanding borrowings under our Facility, $1.5 million in letters of credit outstanding and the effective interest rate was 6.25%. The Facility provides for annual commitment fees on the unused portion of the Facility. The Facility also contains non-financial and financial covenants, including asset, leverage and debt coverage ratios, as well as limitations on the total amount of signing, retention and performance bonus payments we make within a 12 month period. At March 31, 2009, we were in compliance with these covenants. Based on certain covenant calculations, the borrowing capacity available to us under the Facility is effectively limited to approximately $28.2 million at March 31, 2008.

On February 9, 2009, we executed the third amendment to the Facility, in part to provide a waiver for the potential non-compliance with one of the financial covenants at December 31, 2008 as a result of the impairment and restructuring charges we recorded in the fourth quarter of 2008. On March 30, 2009, we agreed to a fourth amendment to the Facility to address potential future non-compliance with certain other financial covenants. As a result of the third and fourth amendments, the following changes were made: (i) commitment fees on the unused portion of the facility increased to 0.50%—0.60% (the fee fluctuates based on the level of debt to adjusted EBITDA); (ii) the additional margin over the base interest rate on amounts outstanding increased to 250—450 basis points (the rate based on the level of debt to adjusted EBITDA); (iii) the total net leverage ratio covenant was replaced with a covenant to maintain a total debt to adjusted EBITDA ratio of less than 2.5 to 1.0; (iv) the limitations on the total amount of signing and performance bonuses we may pay within a rolling 12 month period were modified to be less restrictive; (v) a covenant was added requiring us to maintain a minimum ratio of cash plus net receivables divided by total debt of 1.5 to 1.0; (vi) the minimum required fixed charge coverage ratio was reduced for the first three quarters of 2009; and (vii) the lenders received a security interest in our accounts receivable and other personal property. In addition, the borrowing capacity under the facility is limited to 80% of our domestic billed receivables that are aged less than 120 days until we achieve a certain level of financial performance as defined in the fourth amendment. The Facility also includes other customary financial and non-financial covenants. We paid $2.3 million in fees in the first quarter of 2009 related to these amendments, which will be amortized over the remaining term of the Facility.

Cash flows

	Three months ended March 31,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,470)	$(17,420)
Investing activities	(6,462)	(2,992)
Financing activities	14,757	13,000
Effect of exchange rates on changes in cash	(474)	405
Net decrease in cash and cash equivalents	$(10,649)	$(7,007)

Operating activities

Net cash used in operations in the three months ended March 31, 2009 was $18.5 million, compared to $17.4 million used in operations in the three months ended March 31, 2008. The $1.1 million increase in cash used in operations over the prior period was the result of changes in the timing and amounts of working capital used during the respective periods.  Significant uses of cash in our operations in the three months ended March 31, 2009 were: a $3.8 million net loss, $1.5 million decrease in accounts receivable, $5.0 million of signing, retention and performance bonuses paid during the period, $2.2 million decrease in accounts payable and other accrued liabilities, $3.2 million decrease in income taxes, and a $10.4 million decrease in accrued compensation. Cash provided by operations in the three months ended March 31, 2009 included the add-back of $7.3 million of non-cash expenses.

For the three months ended March 31, 2008, significant uses of cash were due to a $13.2 million increase in our accounts receivable, $6.3 million for signing, retention and performance bonuses paid during the quarter, a $4.4 million decrease in accrued compensation and a $3.1 million increase in other assets. The increase in other assets during the quarter is primarily related to the $2.5 million payment made to the Argentine tax authority, which was recorded as a non-current other receivable. See Note 7, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information related to this payment. Offsetting these uses of cash was net income of $4.0 million and the addback of $7.0 million of non-cash expenses.

Investing activities

Net cash used in investing activities was $6.5 million for the three months ended March 31, 2009 as compared to $3.0 million for the three months ended March 31, 2008. The $3.5 million increase is primarily related to the $2.4 million payment in connection with the divestiture of a portion of our Milan, Italy practice as well as the $1.6 million increase in business acquisition payments year over year as outlined in the table below (in thousands):

	Three months ended March 31,
	2009	2008
Additional acquisition related payments:
Lancaster	$738	$240
Neilson Elggren	1,007	1,509
Bates	1,850	—
LRTS	290	515
Total acquisition related payments	$3,885	$2,264

Investing activities in the three months ended March 31, 2009 and 2008, also included investment in property and equipment of $0.2 million and $0.8 million, respectively, primarily related to hardware and software additions. Investing activities in the three months ended March 31, 2009 also included $0.1 million of payments received on our note receivable in connection with the sale of our wholly-owned subsidiary SVEWG, Inc. on December 31, 2007.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2009 was $17.0 million, consisting primarily of $19.0 million of borrowings under our revolving line of credit offset by repayments of $2.0 million.

Net cash provided by financing activities for the three months ended March 31, 2008 was $13.0 million, consisting primarily of $19.0 million of borrowings under our revolving line of credit offset by repayments of $6.0 million.

Effect of exchange rates on changes in cash

The $0.5 million negative effect in three months ended March 31, 2009 resulted from the translation of cash balances held in foreign locations that were primarily denominated in Argentine peso and Euro at lower exchange rates relative to the US dollar at March 31, 2009 compared to March 31, 2008.

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

In May 2009, we entered into an amendment to the Secura Group, LLC. asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $2.5 million after December 2010, if certain performance targets were achieved through December 2010. Under the terms of the amendment, we will make guaranteed payments totaling $1.8 million, of which $1.7 million will be paid by December 31, 2010 and the remaining $0.1 million will be paid by March 1, 2011.

The following table summarizes commitments in connection with our acquisitions as of March 31, 2009 (in thousands):

		Accrued
		purchase		Date
		price	Potential	of final
	Acquisition	payable at	remaining	or potential
	Date	3/31/2009 (1)	payments (2)	payments (3)

Secura	Mar-07	$—	$1,800	Mar-11
Mack Barclay	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$1,055	$3,300

(1)                                  Included in “Payable for business acquisitions” on our Condensed Consolidated Balance Sheet.

(2)                                  Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

(3)                                  Represents final date of any payment or potential payment.

Tax contingencies

In 2007 the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004 and its 2005 withholding tax return and issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, our U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by our personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by our personnel outside of LECG BA. In 2008, we elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We have recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at March 31, 2009.

Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on our U.S. tax return and would result in a deferred tax asset on our Condensed Consolidated Balance Sheets, the realization of which would be dependant upon the ability to utilize the foreign tax credit within the ten-year expiration period. We believe that we properly reported these transactions in our Argentine tax returns and have assessed that our position in this matter will be sustained. Accordingly, we have not recognized any additional tax liability in connection with this matter at March 31, 2008.

On April 8, 2009, we were notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, we may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, we may receive additional notices for assessments of additional income and withholding taxes, penalties and interest related to our 2005 and 2006 tax years and the June 2005 through December 2007 intercompany payments made to the U.S. parent company to settle intercompany balances, based on the same issues noted by the AFIP during their audit of the 2003 and 2004 income tax returns and 2005 withholding tax returns.

Future needs

The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts which are needed to support our operations. In addition, cash payments for signing, retention and performance bonuses, and recruiting fees and performance-based acquisition payments could affect our cash needs, as we anticipate the continued use of signing, retention and performance bonuses to recruit and retain expert talent, but the timing of those events and opportunities cannot be predicted. These cash needs have historically caused us to utilize our Facility throughout the year. The current economic downturn may result in our need to utilize the Facility more frequently and to a greater degree than we did historically. During the three months ended March 31, 2009, our maximum borrowing under the Facility at any one time was $19.0 million. As previously discussed, recent amendments to our Facility were necessary to maintain future compliance based on expected operations in 2009, and include certain limitations to our borrowing capacity under the Facility. We believe funds generated by our operations and the amounts available to us under our amended Facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months.

We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of March 31, 2009, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Market risk

Our deferred compensation plan assets consist of the cash surrender value of company-owned variable universal life insurance policies. These insurance policies are held to insure against the sudden death of the plan participants and as an offset to our liability to the plan participants. The cash surrender value for these insurance products at any given point in time is determined by the fair value of the underlying investment funds, referred to as insurance subaccounts, which are designed to emulate most of the characteristics of a retail mutual fund. These plan assets are reflected at fair value in our Condensed Consolidated Balance Sheets with changes recorded in other income/expense at the end of each reporting period. We are subject to market fluctuations and our net income has been and may in the future be affected by these fluctuations due to the timing of when we authorize the reallocation of insurance subaccounts to match changes to the plan participants’ investment allocations or when we have plan asset values that are greater than plan participant liabilities, which occasionally occurs due to the timing of participant distributions. If the fair value of the underlying investment funds of our deferred compensation plan assets were to fluctuate 20%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

Currency risk

We currently have operations in Argentina, Australia, Belgium, Canada, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation loss of approximately $0.8 million in the three months ended March 31, 2009. Our realized foreign transaction gains and losses were immaterial in the three months ended March 31, 2009.

At March 31, 2009, we had U.S. dollar equivalents of approximately $6.1 million in net assets with a Canadian dollar functional currency, $5.3 million in net assets with a Euro functional currency, $4.3 million in net assets with an Argentine peso functional currency, $2.6 million in net assets with a British pound sterling functional currency, $0.7 million in net assets with a New Zealand dollar functional currency, and $0.6 million in net liabilities with a Hong Kong dollar functional currency.

If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in internal controls over financial reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management concluded that there was no such change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have not been any material developments with respect to our legal proceedings since the date of our Annual Report on Form 10-K for 2008.  See Note 7 of Notes to Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

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

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 12% and 15% of our revenues for the three months ended March 31, 2009 and 2008, respectively. If any of these individuals, our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

Historically, we have relied upon our revolving credit facility (“Facility”) to provide us with adequate working capital to operate our business. The current economic downturn adds uncertainty to our revenue levels and cash flow from operations, which may increase our dependence on our Facility, but also increases the likelihood we may fall out of compliance with our debt covenants. Non-compliance with those covenants could result in our lenders restricting or terminating our borrowing ability, accelerating the time for repayment of outstanding borrowings, or increasing the cost of borrowing under the Facility. If our lenders reduce or terminate our access to amounts under our Facility, we may not have sufficient capital to fund our operating needs and/or we may need to secure additional financing to fund our working capital requirements or to repay outstanding debt under our Facility. Lenders may be less flexible and willing to provide waivers or to extend credit in the current economic downturn than they have been historically. We cannot be certain that we will be successful in complying with our covenants or maintaining the availability to us of amounts under our Facility or, if necessary, that we will be able to raise additional capital, or that any amount, if raised, will be sufficient to meet our cash requirements. Also, if we are not able to maintain our borrowing availability under our Facility and/or raise additional capital when needed, we may be forced to curtail our operations.

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

The implementation of our 2008 and 2007 restructuring activities, which involved workforce reductions and office closures, may not successfully achieve improved long-term operating results.

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

Over the past several years we experienced significant growth in the number of our experts and professional staff. We also expanded our practice areas and opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. In 2008 and 2007, we recognized restructuring charges net of adjustments of $5.9 million and $10.7 million, respectively, primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past two years. We also closed two and eight facilities during 2008 and 2007, respectively. In 2008, 2007 and 2006, we experienced increased and sometimes unplanned selling, general and administrative costs.

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 27% and 20% of our billings in the three months ended March 31, 2009 and 2008, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 15% and 18% of our billings in the three months ended March 31, 2009 and 2008, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We currently have operations in Argentina, Australia, Belgium, Canada, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 19.6% and 21.0% in the three months ended March 31, 2009 and 2008, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We have been involved in a tax dispute with the Argentine tax authority since 2007 regarding a potential income tax deficiency related to our 2003 and 2004 tax returns and a withholding tax deficiency in connection with our 2005 withholding tax return totaling approximately $3.3 million, which includes potential interest if our position is not ultimately sustained. We paid this amount and filed an appeal with the tax authorities, objecting to their position and requesting a refund.  On April 8, 2009, we were notified that the AFIP had terminated the penalty procedures relating to amount previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, we may receive additional notices for assessments of additional income and withholding taxes, penalties and interest related to our 2005 and 2006 tax years and the June 2005 through December 2007 intercompany payments made to the U.S. parent company to settle intercompany balances for the same issues noted by the AFIP during their audit of our 2003 and 2004 income tax returns and 2005 withholding tax returns. We may continue to expand internationally and our international revenues may account for an increasing portion of our revenues in the future. In addition to the tax dispute noted above, our international operations carry special financial and business risks, including:

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

In June 2004, National Economic Research Associates, Inc., or NERA, and its parent company, Marsh & McLennan Companies, Inc., filed a complaint against us and one of our experts. See detailsNote 7 of Notes to Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q for further details. A decision against us in this matter could harm our financial results and financial position.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Amendment to prior acquisition agreement

In May 2009, we entered into an amendment to the Secura Group, LLC. asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $2.5 million after December 2010, if certain performance targets were achieved through December 2010. Under the terms of the amendment, we will make guaranteed payments totaling $1.8 million, of which $1.7 million will be paid by December 31, 2010 and the remaining $0.1 million will be paid by March 1, 2011.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1(a)*	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect
3.2*	Bylaws of LECG Corporation
3.4*	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
3.6*	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
4.1*	Form of the Registrant’s Common Stock Certificate
10.57	Second Amendment to FAS Group Management Agreement between LECG and Richard Boulton, dated February 5, 2009 (**)
10.58	Third Amendment to Credit Agreement as of February 9, 2009 by and among LECG, LLC and Bank of America, N.A., successor by merger to LaSalle Bank National Association.
10.59	Agreement between LECG Corporation and Christopher J. Aitken, dated February 10, 2009
10.60	Fourth Amendment to Credit Agreement as of March 30, 2009 by and among LECG, LLC and Bank of America, N.A., successor by merger to LaSalle Bank National Association.
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002for principal executive officer
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002for principal financial officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-108189), as amended.

**             Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated by the mark***. This Exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: May 8, 2009	/s/ Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	/s/ Steven R. Fife
Chief Financial Officer
(Principal Financial Officer)