Form 10-Q
period 2009-06-30
LECG CORP
filed 2009-08-10
CIK 1192305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 25,757,153 shares of the registrant’s common stock outstanding.

LECG CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fee-based revenues, net	$65,464	$85,359	$129,386	$172,530
Reimbursable revenues	2,405	3,720	4,788	7,051
Revenues	67,869	89,079	134,174	179,581
Direct costs	48,111	57,176	97,728	114,348
Reimbursable costs	2,651	3,700	5,191	7,011
Cost of services	50,762	60,876	102,919	121,359
Gross profit	17,107	28,203	31,255	58,222
Operating expenses:
General and administrative expenses	18,782	22,165	37,607	43,466
Depreciation and amortization	1,280	1,426	2,610	2,961
Other impairments	1,220	—	1,220	—
Restructuring charges	1,404	—	1,460	—
Divestiture charges	1,725	—	1,739	—
Operating (loss) income	(7,304)	4,612	(13,381)	11,795
Interest income	42	94	90	237
Interest expense	(643)	(215)	(958)	(412)
Other expense, net	(356)	(96)	(446)	(516)
(Loss) income before income taxes	(8,261)	4,395	(14,695)	11,104
Income tax (benefit) expense	(1,807)	1,784	(4,445)	4,508
Net (loss) income	$(6,454)	$2,611	$(10,250)	$6,596

Earnings per share:
Basic	$(0.25)	$0.10	$(0.40)	$0.26
Diluted	$(0.25)	$0.10	$(0.40)	$0.26

Shares used in calculating earnings per share
Basic	25,515	25,307	25,451	25,303
Diluted	25,515	25,525	25,451	25,522

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,428	$19,510
Accounts receivable, net of allowance of $1,027 and $973	92,522	87,122
Prepaid expenses	6,226	5,996
Deferred tax assets, net - current portion	13,029	14,123
Signing, retention and performance bonuses - current portion	15,833	15,282
Income taxes receivable	9,604	7,662
Other current assets	1,991	2,447
Note receivable - current portion	532	518
Total current assets	143,165	152,660
Property and equipment, net	9,270	11,011
Goodwill	1,800	—
Other intangible assets, net	3,434	3,790
Signing, retention and performance bonuses	31,658	34,976
Deferred compensation plan assets	8,771	9,684
Note receivable	1,653	1,946
Deferred tax assets, net	36,952	36,952
Other long-term assets	6,017	5,188
Total assets	$242,720	$256,207

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$36,234	$49,313
Accounts payable and other accrued liabilities	10,408	11,493
Payable for business acquisitions - current portion	1,700	3,846
Borrowings under line of credit	13,000	—
Deferred revenue	2,182	2,450
Liability associated with divestiture	—	2,642
Total current liabilities	63,524	69,744
Payable for business acquisitions	1,155	1,055
Deferred compensation plan obligations	8,590	9,632
Deferred rent	6,809	6,601
Other long-term liabilities	1,399	569
Total liabilities	81,477	87,601

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,757,153 and 25,559,253 shares outstanding at June 30, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	174,387	172,005
Accumulated other comprehensive loss	(902)	(1,407)
Accumulated deficit	(12,268)	(2,018)
Total stockholders’ equity	161,243	168,606
Total liabilities and stockholders’ equity	$242,720	$256,207

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(10,250)	$6,596
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense	66	66
Depreciation and amortization of property and equipment	2,254	2,235
Amortization of intangible assets	356	726
Amortization of signing, retention and performance bonuses	8,657	8,270
Non cash restructuring charges	299	—
Divestiture charges	1,739	—
Other impairments	1,220	—
Equity-based compensation	3,216	3,039
Excess tax benefits from equity-based compensation	—	(28)
Other	—	57
Changes in assets and liabilities:
Accounts receivable	(5,996)	(11,385)
Signing, retention and performance bonuses paid	(6,958)	(12,578)
Prepaid and other current assets	948	462
Accounts payable and other accrued liabilities	(1,441)	1,619
Income taxes	(1,659)	(890)
Accrued compensation	(12,495)	(4,824)
Deferred revenue	(187)	713
Deferred compensation plan assets, net of liabilities	(128)	(1,672)
Deferred rent	(567)	(430)
Other assets	209	(4,236)
Other liabilities	768	20
Net cash used in operating activities	(19,949)	(12,240)
Cash flows from investing activities
Business acquisitions earn out payments	(3,885)	(2,436)
Divestiture payments	(3,210)	—
Purchase of property and equipment	(712)	(1,099)
Proceeds from note receivable	279	264
Proceeds from divestiture	619	—
Other	(30)	8
Net cash used in investing activities	(6,939)	(3,263)
Cash flows from financing activities
Borrowings under revolving credit facility	30,000	37,000
Repayments under revolving credit facility	(17,000)	(33,000)
Payment of loan fees	(2,243)	—
Proceeds from exercise or issuance of stock to employee and other	30	99
Excess tax benefits from equity-based compensation	—	28
Net cash provided by financing activities	10,787	4,127
Effect of exchange rates on changes in cash	19	450
Decrease in cash and cash equivalents	(16,082)	(10,926)
Cash and cash equivalents, beginning of year	19,510	21,602
Cash and cash equivalents, end of period	$3,428	$10,676
Supplemental disclosure
Cash paid for interest	$593	$276
Cash paid for income taxes	$1,723	$5,821

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Basis of presentation and operations

The accompanying Condensed Consolidated Financial Statements include the accounts of LECG Corporation and its wholly owned subsidiaries (collectively, the “Company” or “LECG”). The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. The Company’s experts are comprised of employees of the Company as well as exclusive independent contractors. These services are provided primarily in the United States from the Company’s headquarters in Emeryville, California and its 18 other offices across the country. The Company also has international offices in Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom.

The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, the Condensed Consolidated Balance Sheet as of June 30, 2009 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, these condensed consolidated statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows for the periods then ended. The December 31, 2008 consolidated balance sheet is derived from LECG’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year. The Condensed Consolidated Financial Statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for 2008.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their estimated fair values because of the short maturity of these financial instruments.

The Company has evaluated all subsequent events through the date the financial statements were issued.

Recently issued accounting standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis of that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. For Securities and Exchange Commission (“SEC”) registrants this date will continue to be the date on which financial statements are filed with the SEC. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this accounting standard during the second quarter of 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the authoritative source of accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(6,454)	$2,611	$(10,250)	$6,596

Weighted average shares outstanding
Basic	25,515	25,307	25,451	25,303
Effect of dilutive stock options and unvested restricted stock	—	218	—	219
Diluted	25,515	$25,525	25,451	$25,522
Earnings per share:
Basic	$(0.25)	$0.10	$(0.40)	$0.26
Diluted	$(0.25)	$0.10	$(0.40)	$0.26

Approximately 5.5 million and 4.6 million of anti-dilutive securities for the three months ended June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share.  For the six months ended June 30, 2009 and 2008, approximately 5.6 million and 4.4 million of anti-dilutive securities, respectively, were excluded from the calculation of diluted earnings per share.

3.                                      Equity-based compensation

The following table summarizes equity-based compensation and its effect on direct costs, general and administrative expenses and net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Direct costs	$872	$1,010	$1,957	$1,709
General and administrative expenses	613	656	1,259	1,330
Equity-based compensation effect on earnings before income tax	1,485	1,666	3,216	3,039
Income tax expense benefit	(593)	(676)	(1,284)	(1,234)
Equity-based compensation effect on earnings	$892	$990	$1,932	$1,805

4.                                      Comprehensive (loss) income

Comprehensive (loss) income represents net (loss) income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive (loss) income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(6,454)	$2,611	$(10,250)	$6,596
Foreign currency translation gain	1,320	105	504	586
Comprehensive (loss) income	$(5,134)	$2,716	$(9,746)	$7,182

5.                                      Goodwill and payable for business acquisitions

In May 2009, the Company entered into an amendment to the Secura Group, LLC asset purchase agreement to settle certain contingent obligations to the seller. As a result, the Company will make guaranteed payments totaling $1.8 million, of which $1.7 million is due December 31, 2009 and $0.1 million is due March 1, 2011. The additional purchase price was recorded as goodwill and is subject to the impairment criteria outlined in SFAS No. 142, Goodwill and Other Intangible Assets. For impairment testing purposes the goodwill was assigned to the Finance and Accounting Services segment.

6.                                      Borrowing arrangements

As of June 30, 2009, the Company had $13.0 million in outstanding borrowings under its revolving credit facility (the “Facility”), and $1.6 million in outstanding letters of credit. The effective interest rate was 6.25%. The Facility contains quarterly non-financial and financial covenants, including asset, leverage and debt coverage ratios, as well as limitations on the total amount of long-term signing, retention and performance bonus payments made within a 12 month period. At June 30, 2009, the fixed charge ratio was required to be greater than 1.25 to 1.0, and the limitation on the total amount of long-term signing, retention and performance bonus payments required them to be not more than the trailing 12 months of adjusted EBITDA, or $15.7 million. At June 30, 2009, the actual fixed charge ratio was 1.64 to 1.0 and the actual long-term signing, retention and performance bonuses paid in the last 12 months was $7.4 million. The borrowing capacity under the Facility is currently limited to approximately 80% of the Company’s domestic billed receivables that are aged less than 120 days.  Based on this formula, the maximum borrowing capacity available to the Company under the Facility at June 30, 2009 is effectively limited to approximately $32.2 million. At June 30, 2009, the Company was in compliance with the covenants under the Facility.

Maintaining compliance with the Company’s debt covenants is critical to the Company’s operations. The fixed charge ratio at the end of the third and fourth quarters of 2009 will need to be greater than 1.25 to 1.0 and 2.0 to 1.0, respectively, and the limitation on the total amount of long-term signing, retention and performance bonus payments at the end of the third and fourth quarters of 2009 requires them to be not more than 75% of the trailing 12 months of adjusted EBITDA. The current economic downturn adds uncertainty to the Company’s anticipated revenue and earnings levels as shown by sequential declines in the Company’s revenue during the fourth quarter of 2008 and the first quarter of 2009. Also, the Company has executed a number of restructuring actions in response to these revenue declines. Should revenue declines continue or other unforeseen adverse developments occur, the Company would seek to remain in compliance with the debt covenants through further cost reductions.

7.                                      Accrued compensation

Accrued compensation consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Expert compensation	$22,542	$27,944
Project origination fees	8,306	12,421
Vacation payable	2,841	2,444
Professional staff compensation	744	1,289
Administrative staff compensation	140	1,643
Signing, retention and performance bonuses payable	—	763
Other payroll liabilities	1,661	2,809
Total accrued compensation	$36,234	$49,313

8.                                      Commitments and contingencies

Legal proceedings

In June 2009, the Company entered into a settlement agreement resulting in the complete dismissal of the lawsuit that had been filed against the Company and one of its experts in June 2004 by National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. The action was filed in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts, and arose out of the Company’s hiring of a professional in March 2004 who was formerly employed by NERA. The majority of the settlement amount had been previously accrued and the final amount was not considered material to the Company’s financial position, results of operations or cash flows. The amount due to NERA was paid in July 2009.

The Company is also a party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful termination by experts and professional staff who formerly worked for the Company, and claims for payment of disputed amounts relating to agreements in which the Company has acquired businesses. The outcomes of these matters are uncertain, and the Company’s management is not able to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. However, in the opinion of the Company’s management, the outcomes of these proceedings, individually and in the aggregate, would not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

The accrued purchase price payable, and the total potential remaining purchase price payments at June 30, 2009, and the date of any final potential payment by acquisition are as follows (in thousands):

		Accrued
		purchase		Date
		price	Potential	of final
	Acquisition	payable at	remaining	or potential
	Date	6/30/2009 (1)	payments (2)	payments (3)

Secura	Mar-07	$1,800	$—	Mar-11
Mack Barclay	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$2,855	$1,500

(1)	Included in “Payable for business acquisitions” on the Condensed Consolidated Balance Sheet.
(2)	Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.
(3)	Represents final date of any payment or potential payment.

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

In connection with the hiring of certain experts and professional staff in March 2004, the Company will pay additional performance bonuses of $2.5 million if specified performance targets are achieved prior to March 2011.  In connection with the hiring of certain experts and professional staff in August 2006, the Company will pay performance bonuses of $6.0 million if specified performance targets are achieved by December 2011. All such performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

In July 2009, the Company entered into amended employment agreements with certain experts and made retention payments of $0.5 million in July 2009 and $0.5 million in August 2009. Under the amendments, the Company expects to make additional retention and performance related payments totaling $0.5 million, $2.0 million, $3.0 million and $1.0 million in October 2009, January 2010, February 2010 and July 2010, respectively.  Of the total retention and performance payments, $4.0 million will be subject to pro-rata repayment if the experts voluntarily terminate prior to the specified time, which is generally seven years.  The remaining $3.5 million is not subject to repayment. In connection with these amendments, the Company will also make performance bonus payments of up to $3.0 million if specified performance targets are achieved by December 2012.

Tax contingencies

In 2007 the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004 and its withholding tax return for 2005. In connection with this audit, the AFIP issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, its U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by LECG personnel outside of LECG BA. In 2008, the Company elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company has recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at June 30, 2009.

On April 8, 2009, the Company was notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, the Company may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, based on the results of the completed audit discussed above, the Company may receive additional notices for assessments of additional income taxes, penalties, and interest related to the Company’s 2005 and 2006 income tax returns and withholding taxes, penalties, and interest on payments made to the U.S. parent company to settle intercompany balances from June 2005 to December 2007.

Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG’s U.S. tax return and would result in a deferred tax asset on LECG’s Condensed Consolidated Balance Sheets, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liability in connection with this matter at June 30, 2009.

9.                                      Restructuring, divestiture and other impairments charges

During the second quarter of 2009, the Company executed restructuring actions intended to further rationalize its cost structure with current business and market conditions. These actions included a workforce reduction of 62 billable headcount and 21 administrative staff, as well as an adjustment to the compensation structure of 45 billable headcount and 30 administrative staff.    The workforce reduction was mostly composed of involuntary terminations, but also included voluntary terminations that were not replaced.  Net restructuring charges in the second quarter of 2009 totaled $1.4 million. Restructuring charges in the Consolidated Statements of Operations for the three months ended June 30, 2009 were primarily composed of $1.1 million of one-time termination benefits and $0.3 million of other costs.

During 2007 and the fourth quarter of 2008, the Company executed a number of restructuring actions intended to rationalize its cost structure with current business and market conditions. These actions included a workforce reduction of 156 billable headcount and 44 administrative staff and the closure of nine offices and a computer facility.

The table below summarizes the liabilities incurred and the periodic activity related to these restructuring actions (in thousands):

	One-time	Lease	Asset
	termination	termination	impairments
	benefits	costs	and other	Total
Liability at December 31, 2007	$436	$1,037	$—	$1,473
Restructuring charge recovery	—	(500)	—	(500)
Restructuring charges	3,211	785	2,441	6,437
Cash payments	(1,576)	(709)	—	(2,285)
Write-off of assets	—	—	(2,441)	(2,441)
Foreign exchange translation	(13)	—	—	(13)
Liability at December 31, 2008	2,058	613	—	2,671
Restructuring charges (recovery)	1,181	(20)	299	1,460
Cash payments	(2,875)	(406)	—	(3,281)
Write-off of assets	—	—	(260)	(260)
Liability at June 30, 2009	$364	$187	$39	$590

The Company recognized a charge to operations of $1.6 million in the second quarter of 2009 in connection with the divestiture of its Canadian practice and an additional $0.1 million related to the February 2008 divestiture of a portion of its practice in Milan, Italy. The cash flows from the Canadian practice that will be permanently eliminated were not material to the Company’s consolidated revenues, gross profit, results of operations or cash flows.

The Company recognized other impairment charges totaling $1.2 million during the second quarter of 2009: $1.1 million was related to the expensing of certain prepaid costs which the Company considered unrecoverable and $0.1 million was related to other asset write-offs.

10.                               Segment reporting

The Company manages its business in two operating segments: Economics Services and Finance and Accounting Services. See Note 16 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2008 for a description of the Company’s two operating segments.

All segment revenues are generated from external customers and there are no intersegment revenues or expenses. The Company does not allocate general and administrative operating expenses to its two segments. Summarized financial information by segment for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except percentages):

	Three months ended June 30,
	2009			2008
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$28,213	$37,251	$65,464	$37,688	$47,671	$85,359
Reimbursable revenues	787	1,618	2,405	1,781	1,939	3,720
Revenues	29,000	38,869	67,869	39,469	49,610	89,079

Direct costs	19,502	28,609	48,111	24,485	32,691	57,176
Reimbursable costs	936	1,715	2,651	1,856	1,844	3,700
Cost of services	20,438	30,324	50,762	26,341	34,535	60,876

Gross profit	$8,562	$8,545	17,107	$13,128	$15,075	28,203

Gross margin	29.5%	22.0%	25.2%	33.3%	30.4%	31.7%
Charges not allocated at the segment level:
General and administrative expenses			18,782			22,165
Depreciation and amortization			1,280			1,426
Other impairments			1,220			—
Restructuring charges			1,404			—
Divestiture charges			1,725			—
Interest income			(42)			(94)
Interest expense			643			215
Other expense, net			356			96
(Loss) income before income taxes			$(8,261)			$4,395

	Six months ended June 30,
	2009			2008
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$56,292	$73,094	$129,386	$77,622	$94,908	$172,530
Reimbursable revenues	1,614	3,174	4,788	2,813	4,238	7,051
Revenues	57,906	76,268	134,174	80,435	99,146	179,581

Direct costs	39,795	57,933	97,728	51,032	63,316	114,348
Reimbursable costs	1,855	3,336	5,191	2,873	4,138	7,011
Cost of services	41,650	61,269	102,919	53,905	67,454	121,359

Gross profit	$16,256	$14,999	31,255	$26,530	$31,692	58,222

Gross margin	28.1%	19.7%	23.3%	33.0%	32.0%	32.4%
Charges not allocated at the segment level:
General and administrative expenses			37,607			43,466
Depreciation and amortization			2,610			2,961
Other intangible assets impairment			1,220			—
Restructuring charges			1,460			—
Divestiture charges			1,739			—
Interest income			(90)			(237)
Interest expense			958			412
Other expense, net			446			516
(Loss) income before income taxes			$(14,695)			$11,104

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

2009 Billable headcount

The following table summarizes the change in the period-end billable headcount since June 30, 2008 and December 31, 2008.

				Change since
	June 30,	December 31,	June 30,	December 31, 2008		June 30, 2008
	2009	2008	2008	Number	%	Number	%

Economics Services	257	287	298	(30)	-10%	(41)	-14%
Finance and Accounting Services	461	496	470	(35)	-7%	(9)	-2%
Consolidated	718	783	768	(65)	-8%	(50)	-7%

The decrease in consolidated billable headcount since December 31, 2008 is due to 38 terminations as a result of our second quarter 2009 restructuring actions, including eight terminations in our Economics segment and 30 terminations in our Finance and Accounting Services segment, and 27 voluntary terminations during the six month period ended June 30, 2009.

The decrease in consolidated billable headcount from June 30, 2008 to June 30, 2009 is primarily due to 73 terminations in connection with our fourth quarter 2008 and second quarter 2009 restructuring activities, including 18 terminations in our Economics segment and 55 terminations in our Finance and Accounting Services segment. The Finance and Accounting Services segment terminations were substantially offset by 46 new hires, net of voluntary attrition, in the segment since June 30, 2008.

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

In connection with our retention and hiring efforts in the six months ended June 30, 2009 and 2008, we paid signing, retention and performance bonuses of $7.0 million and $12.6 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense was $8.7 million and $8.3 million in the six months ended June 30, 2009 and 2008, respectively.

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

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, and averaging approximately 73% and 71% of their individual billings on particular projects in the six months ended June 30, 2009 and 2008, respectively. Such experts are paid when we have received payment from our clients. We refer to these experts as “at-risk” experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated under a salary plus performance-based bonus model. We make advance payments, or draws, to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts’ fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. These fees have averaged 10% and 12% of professional staff revenues in the six months ended June 30, 2009 and 2008, respectively. Experts are generally required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

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

Goodwill and other intangible assets

The addition to goodwill related to accounting for the additional purchase price of a 2007 acquisition. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite lives not be amortized, but rather tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Our annual impairment test is performed during the fourth quarter of each year using an October 1st measurement date.

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

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships and non-compete agreements and are generally amortized over six to nine years. We evaluate the recoverability of its other intangible assets over their remaining useful life when changes in events or circumstances warrant an impairment review. If the carrying value of an intangible asset is determined to be impaired and unrecoverable over its originally estimated useful life, we will record an impairment charge to reduce the asset’s carrying value to its fair value and then amortize the remaining value prospectively over the revised remaining useful life. We generally determine the fair value of our intangible asset using a discounted cash flow model as quoted market prices for these types of assets is not readily available.

Recently issued accounting standards

See “Note 1 — Basis of presentation and operation” to the Condensed Consolidated Financial Statements, regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

We manage our business in two operating segments: Economics Services and Finance and Accounting Services. The Chief Operating Decision Maker (our CEO) considers the key profit/loss measurement of the two segments to be gross profit and gross margin.  As such, only revenue, costs of services and gross margin are presented and discussed at the segment level.

Three and six months ended June 30, 2009 and 2008

The following table sets forth the percentage of revenues represented by certain line items in our statement of operations for the three and six months ended June 30, 2009 and 2008, respectively.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Fee-based revenues, net	96.5%	95.8%	96.4%	96.1%
Reimbursable revenues	3.5%	4.2%	3.6%	3.9%
Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	71.0%	64.1%	72.8%	63.7%
Reimbursable costs	3.9%	4.2%	3.9%	3.9%
Cost of services	74.9%	68.3%	76.7%	67.6%
Gross profit	25.1%	31.7%	23.3%	32.4%
Operating expenses:
General and administrative expenses	27.7%	24.9%	28.0%	24.2%
Depreciation and amortization	1.9%	1.6%	2.0%	1.6%
Other impairment	1.8%	0.0%	0.9%	0.0%
Restructuring charges	2.1%	0.0%	1.1%	0.0%
Divestiture charges	2.5%	0.0%	1.3%	0.0%
Operating (loss) income	-10.9%	5.2%	-10.0%	6.6%
Interest income	0.1%	0.1%	0.1%	0.1%
Interest expense	-0.9%	-0.2%	-0.7%	-0.2%
Other expense, net	-0.5%	-0.1%	-0.3%	-0.3%
(Loss) income before income taxes	-12.2%	5.0%	-10.9%	6.2%
Income tax (benefit) expense	-2.7%	2.0%	-3.3%	2.5%
Net (loss) income	-9.5%	3.0%	-7.6%	3.7%

Revenues and cost of services

The following table sets forth the consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for LECG for the three and six months ended June 30, 2009 and 2008, respectively.

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$65,464	$85,359	$(19,895)	-23.3%	$129,386	$172,530	$(43,144)	-25.0%
Reimbursable revenues	2,405	3,720	(1,315)	-35.3%	4,788	7,051	(2,263)	-32.1%
Revenues	67,869	89,079	(21,210)	-23.8%	134,174	179,581	(45,407)	-25.3%
Direct costs	48,111	57,176	(9,065)	-15.9%	97,728	114,348	(16,620)	-14.5%
Reimbursable costs	2,651	3,700	(1,049)	-28.4%	5,191	7,011	(1,820)	-26.0%
Cost of services	50,762	60,876	(10,114)	-16.6%	102,919	121,359	(18,440)	-15.2%
Gross profit	$17,107	$28,203	$(11,096)	-39.3%	$31,255	$58,222	$(26,967)	-46.3%
Gross margin	25.2%	31.7%		-6.5%	23.3%	32.4%		-9.1%

Billable headcount, period average	727	771	(44)	-5.7%	750	787	(37)	-4.7%
Average billable rate	$316	$343	$(27)	-7.9%	$312	$340	$(28)	-8.2%
Jr./Sr. staff paid utilization rate	68.5%	76.1%		-7.6%	67.8%	74.0%		-6.2%

Estimate of unrealizable revenue	2,847	4,292	(1,445)	-33.7%	5,670	8,106	(2,436)	-30.1%
% of gross fee-based revenue	4.2%	4.8%		-0.6%	4.2%	4.5%		-0.3%

Revenues

The decrease in fee-based revenues, net for the three months ended June 30, 2009 compared to the same period in 2008 was primarily the result of a 7.9% decrease in average billable rate and a 5.7% decrease in average billable headcount.  Average billable headcount decreased by 44 from the second quarter of 2008 to the second quarter of 2009 due primarily to terminations in connection with our 2008 and 2009 restructuring activities and voluntary attrition, net of new hires. The decrease in the average billable rate was caused primarily by decreases of 21% and 13% in the average exchange rates of the British pound sterling and the Euro, respectively. Also contributing to the decrease was a shift in our revenue mix from high rate billable headcount to lower rate billable headcount.

The decrease in fee-based revenues, net for the six months ended June 30, 2009 compared to the same period in 2008 was primarily the result of an 8.2% decrease in average billable rate and a 4.7% decrease in average billable headcount.  Average billable headcount decreased by 37 from the first half of 2008 to the first half of 2009 due primarily to terminations in connection with our 2008 and 2009 restructuring activities and voluntary attrition, net of new hires. The decrease in the average billable rate was caused primarily by decreases of 24% and 13% in the average exchange rates of the British pound sterling and the Euro, respectively. Also contributing to the decrease was a shift in our revenue mix from high rate billable headcount to lower rate billable headcount.

Our estimate of unrealizable revenue as a percentage of gross fee-based revenue recognized decreased by 0.6% and by 0.3% for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively, due to a lower trailing 12 month write-off percentage, which is the basis for calculating our estimate of unrealizable revenue.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three month and six month periods ended June 30, 2009 compared to the same periods in 2008.

Revenues from our international operations were $10.9 million in the three months ended June 30, 2009, which represents 16.1% of total revenue as compared to 23.8% of total revenue in the same period of 2008. Revenues from our international operations were $23.9 million in the six months ended June 30, 2009, which represents 17.8% of total revenue as compared to 22.4% in the same period of 2008.  In the three and six months ended June 30, 2009 our international operations revenue decreased by $10.3 million, or 48.6%, and by $16.3 million, or 68.1%, respectively, as compared to the same periods in 2008. These decreases were due primarily to the decrease in average exchange rates, the divestiture of a portion of our practice in Milan, Italy effective December 31, 2008, the divestiture of our Canadian practice in the second quarter of 2009 and a decrease in business activity in our other European subsidiaries period over period.  There was an increase in business activity in Asia Pacific in the six months ended June 30, 2009 compared to the same period in 2008 due to our expansion into Hong Kong.

Cost of services

The decreases in direct costs for each of the three and six months ended June 30, 2009 compared to the same periods in 2008 resulted from reductions in headcount of 5.7% and 4.7%, respectively, in connection with our 2008 and 2009 restructuring activities and through voluntary attrition.  Decreased salary costs for professional staff and decreased compensation earned by at-risk and gross margin model experts were partially offset in each period by increased salary and related costs for newly hired experts on the salary/bonus compensation model.  Also offsetting the decrease in direct costs for the six months ended June 30, 2008 compared to the six months ended June 30, 2009 was an increase in signing, retention and performance bonus amortization of $0.4 million due to the capitalization of bonuses and the resulting additional amortization since June 30, 2008.  We granted approximately 1.2 million restricted stock units and/or shares to certain experts on May 15, 2008 under a new equity initiative implemented during the second quarter of 2008, which has resulted in a $0.2 million increase in equity compensation expense for the six months ended June 30, 2009 compared to the same period in 2008, partially offset by decreases due to employee terminations.

Reimbursable costs decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the three month and six month periods ended June 30, 2009 compared to the same periods in 2008.

Gross margin

The 6.5% decrease in our gross margin to 25.2% in the three month period ended June 30, 2009 compared to 31.7% in the same period in 2008 was primarily due to a 23.3% decrease in fee-based revenues, net without a proportional decrease in our direct costs.  The decrease in direct costs included a $9.1 million decrease in expert and professional staff compensation due to the 73 terminations as a result of our fourth quarter 2008 and second quarter 2009 restructuring activities, which was partially off-set by the increased costs associated with 23 new hires, net of voluntary attrition since June 30, 2008.

The 9.1% decrease in our gross margin to 23.3% in the six months ended June 30, 2009 compared to 32.4% in the same period in 2008 was primarily due to a 25.0% decrease in fee-based revenues, without a proportional decrease in direct costs.  The decrease in direct costs included a $17.2 million decrease in expert and professional staff compensation, which includes the decreased costs related to the 73 terminations as a result of our fourth quarter 2008 and second quarter 2009 restructuring activities and the increased costs associated with 23 new hires, net of voluntary attrition since June 30, 2008. Also partially offsetting the net decrease was a $0.6 million increase in signing, retention and performance bonus amortization and equity-based compensation.

Segment results

Economics Services

The following table sets forth the revenues, cost of services, gross profit and gross margins, and certain operating metrics for our Economic Services segment for the three and six months ended June 30, 2009 and 2008, respectively.

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$28,213	$37,688	$(9,475)	-25.1%	$56,292	$77,622	$(21,330)	-27.5%
Reimbursable revenues	787	1,781	(994)	-55.8%	1,614	2,813	(1,199)	-42.6%
Revenues	29,000	39,469	(10,469)	-26.5%	57,906	80,435	(22,529)	-28.0%
Direct costs	19,502	24,485	(4,983)	-20.4%	39,795	51,032	(11,237)	-22.0%
Reimbursable costs	936	1,856	(920)	-49.6%	1,855	2,873	(1,018)	-35.4%
Cost of services	20,438	26,341	(5,903)	-22.4%	41,650	53,905	(12,255)	-22.7%
Gross profit	$8,562	$13,128	$(4,566)	-34.8%	$16,256	$26,530	$(10,274)	-38.7%
Gross margin	29.5%	33.3%		-3.8%	28.1%	33.0%		-4.9%

Billable headcount, period average	259	301	(42)	-14.0%	269	303	(34)	-11.2%
Average billable rate	$360	$369	$(9)	-2.4%	$356	$368	$(12)	-3.3%
Jr./Sr. staff paid utilization rate	68.2%	77.5%		-9.3%	67.7%	77.5%		-9.8%

Estimate of unrealizable revenue	$782	$1,610	$(828)	-51.4%	$1,634	$3,676	$(2,042)	-55.5%
% of gross fee-based revenue	2.7%	4.1%		-1.4%	2.8%	4.5%		-1.7%

Revenues

The decrease in fee-based revenues, net for the three months ended June 30, 2009 compared to the same period in 2008 was primarily the result of a 14.0% decrease in the average billable headcount, a 9.3% decrease in the staff paid utilization rate and a 2.4% decrease in the average billable rate.  Average billable headcount decreased by 42 for the three months ended June 30, 2009 compared to the same period in 2008 due primarily to our 2008 and 2009 restructuring activities and voluntary attrition.  The decrease in the average billable rate was caused by a shift to lower billing rate experts, and to a lesser extent, decreases of 21% and 13% in the average exchange rates of the British pound sterling and the Euro, respectively.

The decrease in fee-based revenues, net for the six months ended June 30, 2009 compared to the same period in 2008 was primarily the result of an 11.2% decrease in the average billable headcount, a 9.8% decrease in the staff paid utilization rate and a 3.3% decrease in the average billable rate.  Average billable headcount decreased by 34 for the six months ended June 30, 2009 compared to the same period in 2008 due primarily to our 2008 and 2009 restructuring activities and to voluntary attrition.  The decrease in the average billable rate was caused by a shift to lower billing rate experts, and to a lesser extent, decreases of 24% and 13% in the average exchange rates of the British pound sterling and the Euro, respectively.

The $0.8 million and $2.0 million decreases in our estimate of unrealizable revenue for the three and six months ended June 30, 2009, respectively, was primarily due to a decrease in our historical trailing 12 months write off percentage, which is the basis of our estimate, and a decrease in our gross fee-based revenue.

Reimbursable revenues decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the three month and six month periods ended June 30, 2009 compared to the same periods in 2008.

Cost of services

The decrease in direct costs in the three months ended June 30, 2009 compared to the same period in 2008 was due to a $5.2 million or 23.9% decrease in expert and professional staff compensation partially offset by a $0.2 million increase in non-cash compensation, which consists of bonus amortization and stock based compensation expense.  The decrease in expert and professional staff compensation was primarily due to lower billable headcount as a result of our 2008 and 2009 restructuring activities and voluntary attrition, and lower compensation earned by at-risk experts.  Signing, performance and retention bonus amortization increased $0.3 million due to the capitalization of bonuses and the resulting additional amortization since June 30, 2008. Offsetting this increase was a $0.1 million decrease in equity-based compensation expense due to the termination of certain experts with restricted stock grants since June 30, 2008.

The decrease in direct costs in the six months ended June 30, 2009 compared to the same period in 2008 was due to an $11.6 million or 34.0% decrease in expert and professional staff compensation partially offset by a $0.4 million or 6.7% increase in non-cash compensation.  The decrease in expert and professional staff compensation was primarily due to lower billable headcount as a result of our 2008 and 2009 restructuring activities and voluntary attrition, and lower compensation earned by at-risk experts.  The $0.4 million increase in signing, performance and retention bonus amortization was due to the capitalization of bonuses and the resulting additional amortization since June 30, 2008.

Reimbursable costs decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the three month and six month periods ended June 30, 2009 compared to the same periods in 2008.

Gross margin

The 3.8% decrease in our gross margin to 29.5% in the three months ended June 30, 2009 compared to 33.3% in the same period of 2008 was primarily due to a 25.1% decrease in fee-based revenues, net and a 20.4% decrease in direct costs.  The $5.0 million decrease in direct costs reflected a $5.2 million decrease in expert and professional staff compensation partially offset by a net increase of $0.2 million in non-cash compensation.

The 4.9% decrease in gross margin to 28.1% in the six months ended June 30, 2009 compared to 33.0% in the same period of 2008 was primarily due to a 27.5% decrease in fee-based revenues net and a 22.0% decrease in direct costs.  The $11.2 million decrease in direct costs reflected an $11.6 million decrease in expert and professional staff compensation, partially offset by a net increase of $0.4 million in non-cash compensation.

Finance and Accounting Services

The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Finance and Accounting Services segment for the three and six months ended June 30, 2009 and 2008, respectively.

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$37,251	$47,671	$(10,420)	-21.9%	$73,094	$94,908	$(21,814)	-23.0%
Reimbursable revenues	1,618	1,939	(321)	-16.6%	3,174	4,238	(1,064)	-25.1%
Revenues	38,869	49,610	(10,741)	-21.7%	76,268	99,146	(22,878)	-23.1%
Direct costs	28,609	32,691	(4,082)	-12.5%	57,933	63,316	(5,383)	-8.5%
Reimbursable costs	1,715	1,844	(129)	-7.0%	3,336	4,138	(802)	-19.4%
Cost of services	30,324	34,535	(4,211)	-12.2%	61,269	67,454	(6,185)	-9.2%
Gross profit	$8,545	$15,075	$(6,530)	-43.3%	$14,999	$31,692	$(16,693)	-52.7%
Gross margin	22.0%	30.4%		-8.4%	19.7%	32.0%		-12.3%

Billable headcount, period average	468	470	(2)	-0.4%	481	484	(3)	-0.6%
Average billable rate	$289	$324	$(35)	-10.8%	$285	$320	$(35)	-10.9%
Jr./Sr. staff paid utilization rate	68.6%	75.1%		-6.5%	67.8%	71.7%		-3.9%

Estimate of unrealizable revenue	$2,065	$2,682	$(617)	-23.0%	$4,036	$4,430	$(394)	-8.9%
% of gross fee-based revenue	5.3%	5.3%		0.0%	5.2%	4.5%		0.7%

Revenues

The decrease in fee-based revenues, net for the three months ended June 30, 2009 compared to the same period in 2008 was primarily the result of a 10.8% decrease in the average billable rate and a 6.5% decrease in staff paid utilization rate.  While the average billable headcount decreased by two for the three months ended June 30, 2009 compared to the same period of 2008, the 55 terminations in connection with our 2008 and 2009 restructuring activities and the divestitures of a portion of our practice in Milan, Italy effective December 31, 2008 and our Canadian practice in the second quarter of 2009 were largely offset by 46 new hires during the period between June 30, 2008 and June 30, 2009, net of attrition. The decrease in the average billable rate was caused by decreases of 21% and 13% in the average exchange rates of the British pound sterling and the Euro, respectively, as well as a shift to lower bill rate experts.

The decrease in fee-based revenues, net for the six months ended June 30, 2009 compared to the same period in 2008 was primarily the result of a 10.9% decrease in the average billable rate and a 3.9% decrease in staff paid utilization rate.  While the average billable headcount decreased by three for the six months ended June 30, 2009 compared to the same period of 2008, the 55 terminations in connection with our 2008 and 2009 restructuring activities and the divestitures of a portion of our practice in Milan, Italy effective December 31, 2008 and our Canadian practice in the second quarter of 2009 were largely offset by 46 new hires during the period between June 30, 2008 and June 30, 2009, net of attrition. The decrease in the average billable rate was caused by decreases of 24% and 13% in the average exchange rates of the British pound sterling and the Euro, respectively, as well as a shift to lower bill rate experts.

The $0.6 million and $0.4 million decreases in our estimate of unrealizable revenue for the three and six months ended June 20, 2009, respectively, was primarily due to the decreases in gross-fee based revenues for both periods partially offset by an increase in our historical trailing 12 months write off percentages, particularly in Europe, which is the basis of our estimate.

Reimbursable revenues decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the three month and six month periods ended June 30, 2009 compared to the same periods in 2008.

Cost of services

The decrease in direct costs for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to a $3.9 million decrease in expert and professional staff compensation and a $0.2 million decrease in non-cash equity based compensation and bonus amortization.  The $3.9 million net decrease in professional staff compensation was primarily due to decreased salary costs related to the 55 terminations resulting from our fourth quarter 2008 and second quarter 2009 restructuring activities offset by the increased costs associated with 46 new hires, net of voluntary attrition since June 30, 2008, as well as decreased compensation earned by at-risk experts due to lower revenues. The $0.2 million decrease in signing, performance and retention bonus amortization is primarily due to the termination of certain experts since June 30, 2008.

The decrease in direct costs for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a $5.6 million decrease in expert and professional staff compensation and partially offset by a $0.2 million increase in non-cash equity based compensation and bonus amortization.  The $5.6 million decrease in professional staff compensation was primarily due to decreased salary costs related to the 55 terminations resulting from our fourth quarter 2008 and second quarter 2009 restructuring activities offset by the increased costs associated with 46 new hires, net of voluntary attrition since June 30, 2008, as well as decreased compensation earned by at-risk experts due to lower revenues. The $0.3 million increase in equity-based compensation is primarily due to expense associated with restricted stock grants made to certain experts on May 15, 2008, as well as other grants made since June 30, 2008.

Reimbursable costs decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the three month and six month periods ended June 30, 2009 compared to the same periods in 2008.

Gross margin

The 8.4% decrease in the gross margin to 22.0% in the three months ended June 30, 2009 from 30.4% in the same period of 2008 is primarily due to a 21.9% decrease in fee-based revenues, net with a 12.5% decrease in direct costs.  The $4.1 million decrease in direct costs includes a $3.9 million decrease in expert and professional staff compensation, which includes the decreased costs related to the 55 termination as a result of our fourth quarter 2008 and second quarter 2009 restructuring activities, offset by the increased costs associated with 46 new hires, net of voluntary attrition, since June 30, 2008.  Also, there was a $0.2 million decrease in signing, retention and performance bonus amortization.

The 12.3% decrease in the gross margin to 19.7% in the six months ended June 30, 2009 from 32.0% in the same period of 2008 is primarily due to a 23.0% decrease in fee-based revenues, net with an 8.5% decrease in direct costs.  The $5.4 million decrease in direct costs includes a $5.6 million net decrease in expert and professional staff compensation, which includes the decreased costs related to the 55 termination as a result of our fourth quarter 2008 and second quarter 2009 restructuring activities offset by the increased costs associated with 46 new hires, net of voluntary attrition, since June 30, 2008.  Also, there was a $0.3 million increase in equity based compensation.

Operating expenses

The following table sets forth our operating expenses for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands)
General and administrative expenses	$18,782	$22,165	$(3,383)	-15.3%	$37,607	$43,466	$(5,859)	-13.5%
Depreciation and amortization	1,280	1,426	(146)	-10.2%	2,610	2,961	(351)	-11.9%
Other impairments	1,220	—	1,220	—	1,220	—	1,220	—
Restructuring charges	1,404	—	1,404	—	1,460	—	1,460	—
Divestiture charges	1,725	—	1,725	—	1,739	—	1,739	—
Total operating expenses	$24,411	$23,591	$820	3.5%	$44,636	$46,427	$(1,791)	-3.9%

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

In response to the current economic downturn, we began implementing a series of cost cutting measures to reduce our general and administrative expenditures. The decrease in general and administrative expenses for the three months ended June 30, 2009 compared to the same period in 2008 was primarily the result of a $1.0 million or 12.4% decrease in compensation as a result of headcount reductions in connection with our 2008 and 2009 restructuring activities and lower bonus accruals for our administrative staff, a $1.1 million, or 67.6% decrease in recruiting expenses due to decreased hiring activities, a $0.2 million or 44.7% reduction in travel expenses for corporate and business development purposes due to lower headcount and decreased travel, a $0.7 million or 36.7% decrease in marketing costs, including events and conferences and a $0.4 million of communication, supplies, computer and other operating expenses generally due to lower headcount levels.

The decrease in general and administrative expenses for the six months ended June 30, 2009 compared to the same period in 2008 was primarily the result of a $1.7 million or 10.5% decrease in compensation as a result of headcount reductions in connection with our 2008 and 2009 restructuring activities and lower bonus accruals for our administrative staff, a $1.6 million, or 54.3% decrease in recruiting expenses due to decreased hiring activities, a $0.7 million or 55.2% reduction in travel expenses for corporate and business development purposes due to lower headcount and decreased travel, and a $1.2 million or 31.2% decrease in marketing costs, including events and conferences, and a $0.7 million reduction in communication, supplies, computer expenses and other operating expenses generally due to lower headcount levels.

The decrease in depreciation and amortization for the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily due to the impairment of certain intangible assets recognized in the fourth quarter of 2008.

In the second quarter of 2009, we recognized other impairment charges totaling $1.2 million, of which $1.1 million was related to the expensing of certain prepaid costs which we considered unrecoverable and $0.1 million was related to other asset write-offs.

In the three months ended June 30, 2009, we executed restructuring actions intended to further rationalize our cost structure with current business and market conditions.  These actions included a workforce reduction of 62 billable headcount and 21 administrative staff, as well as an adjustment to the compensation structure of 45 of our billable headcount and 30 administrative staff. The workforce reduction was mostly composed of involuntary terminations, but also included voluntary terminations that were not replaced.  Net restructuring charges in the second quarter of 2009 totaled $1.4 million. Restructuring charges for the three months ended June 30, 2009 were comprised of $1.1 million of one-time terminations benefits, primarily severance payments, and $0.3 million of other costs.

In the three month ended June 30, 2009, divestiture charges of $1.7 million include a loss on divestiture of our Canadian practice of $1.6 million and $0.1 million of transaction costs related to the February 2009 divestiture of a portion of our practice in Milan, Italy.  On May 31, 2009, we executed a sales agreement to transfer most of the assets of our Canadian subsidiary, net of certain liabilities totaling $1.6 million, to a former employee for $0.6 million in cash.  We paid severance to terminated Canadian employees and transaction costs totaling $0.7 million during the three months ended June 30, 2009 which was recorded as divestiture charges. The cash flows from our Canadian practice were not material to our consolidated revenues, gross profit, or results of operations.

Interest income, interest expense and other expenses, net

The following table sets forth our interest income, interest expense and other expense, net for the three and six months ended June 30, 2009 and 2008, respectively.

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands)
Interest income	$42	$94	$(52)	-55.3%	$90	$237	$(147)	-62.0%
Interest expense	(643)	(215)	428	199.1%	(958)	(412)	546	132.5%
Other expense, net	(356)	(96)	260	270.8%	(446)	(516)	(70)	-13.6%

The increase in interest expense in the three month and six month periods ended June 30, 2009 compared to the same periods in 2008 is due to higher borrowings on our line of credit and a higher interest rate as well as increased loan fee amortization costs due to amendments made to our line of credit in the first quarter of 2009.  Our interest income decreased due to lower cash balances in interest bearing accounts.  The increase in other expense in the three months ended June 30, 2009 compared to the same period in 2008 is due to higher net mark-to-market losses on our deferred compensation plan assets and liabilities of $0.1 million, and a $0.2 million decrease in foreign currency gain.

Income taxes

Our income tax benefit or expense for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands)
Income tax (benefit) expense	$(1,807)	$1,784	$(3,591)	-201.3%	$(4,445)	$4,508	$(8,953)	-198.6%

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. We estimate that our annual effective tax rate for 2009 will be 30.3%, which is a decrease from the prior year estimated effective tax rate of 40.6%. The change in the income tax (benefit) expense from the three months ended June 30, 2009 compared to the same period in 2008 is primarily due to the net loss from operations during the three month and six month periods ended June 30, 2009 and a change in our estimated 2009 effective tax rate.  Our estimated annual effective tax rate is determined based on estimated worldwide pre-tax income, permanent differences and credits, and is reviewed quarterly to determine if actual results require modification of the effective tax rate. The primary reason for this rate change is due to a projected loss for the year in Canada due to the $1.6 million divestiture charge for which no tax benefit is being taken, as we do not expect future operating income in Canada.  Also contributing to the change in our estimated rate is the anticipated impact of permanent items on our revised 2009 operating forecast and the expected utilization of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our current sources of liquidity are our cash on hand, cash generated by operations, including the timely collection of our billed receivables, and our revolving credit facility (the “Facility”). As of June 30, 2009, we had $3.4 million in cash and cash equivalents, primarily held in money market accounts. Our primary financing need will continue to be funding our operations, including our payroll related costs, current operating lease commitments, performance bonuses, performance-based purchase price payments related to prior acquisitions, and funding retention and signing bonuses and strategic acquisitions. Important elements of our business include the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas. We expect to continue to recruit and hire experts and professional staff in order to deepen our existing service offerings through a mix of individual hires, group hires and acquisitions.

Revolving credit facility

As of June 30, 2009, we had $13.0 million in outstanding borrowings under our Facility and $1.6 million in outstanding letters of credit. The effective interest rate was 6.25%. The Facility contains quarterly non-financial and financial covenants, including asset, leverage and debt coverage ratios, as well as limitations on the total amount of long-term signing, retention and performance bonus payments we make within a 12 month period. At June 30, 2009, the fixed charge ratio was required to be greater than 1.25 to 1.0, and the limitation on the total amount of long-term signing, retention and performance bonus payments required them to be not more than the trailing 12 months of adjusted EBITDA, or $15.7 million. At June 30, 2009, the actual fixed charge ratio was 1.64 to 1.0 and the actual long-term signing, retention and performance bonuses paid in the last 12 months was $7.4 million. In addition, our borrowing capacity under the Facility is limited to approximately 80% of our domestic billed receivables that are aged less than 120 days. Based on this formula, the maximum borrowing capacity available to us under the Facility at June 30, 2009 is effectively limited to approximately $32.2 million. At June 30, 2009, we were in compliance with the covenants under the Facility.

Maintaining compliance with our debt covenants is critical to our operations. The fixed charge ratio at the end of the third and fourth quarters of 2009 will need to be greater than 1.25 to 1.0 and 2.0 to 1.0, respectively, and the limitation on the total amount of long-term signing, retention and performance bonus payments at the end of the third and fourth quarters of 2009 it required to be not more than 75% of the trailing 12 months of adjusted EBITDA. The current economic downturn adds uncertainty to our anticipated revenue levels and earnings as shown by sequential declines in our revenue during the fourth quarter of 2008 and the first quarter of 2009. Until economic conditions improve, we anticipate that our compliance with the debt covenants may become increasingly difficult as we expect our debt covenant ratios to tighten further at the end of the third and fourth quarters of 2009. We have executed a number of restructuring actions in response to these revenue declines. Should revenue declines continue or other unforeseen adverse developments occur, we would seek to remain in compliance with the debt covenants through further cost reductions.

Cash flows

	Six months ended June 30,
	2009	2008	Change
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(19,949)	$(12,240)	$(7,709)	63.0%
Investing activities	(6,939)	(3,263)	(3,676)	112.7%
Financing activities	10,787	4,127	6,660	161.4%
Effect of exchange rates on changes in cash	19	450	(431)	-95.8%
Net decrease in cash and cash equivalents	$(16,082)	$(10,926)	$(5,156)	47.2%

Operating activities

The $7.7 million increase in cash used in operations over the prior period was the result of changes in our earnings and in the timing and amounts of working capital used during the respective periods.  Significant uses of cash in our operations in the six months ended June 30, 2009 were: a $10.3 million net loss, $6.0 million increase in accounts receivable, $7.0 million of signing, retention and performance bonuses paid during the period, $1.4 million decrease in accounts payable and other accrued liabilities, $1.7 million decrease in income taxes, and a $12.5 million decrease in accrued compensation. Off-setting these cash uses was the add-back of $17.8 million of non-cash expenses.

For the six months ended June 30, 2008, significant uses of cash in our operations was an $11.4 million increase in our accounts receivable, $12.6 million paid for signing, retention and performance bonuses during the period, a $4.8 million decrease in accrued compensation and a $4.2 million increase in other assets. The increase in other assets during the reported period was primarily related to the $3.3 million made to the Argentine tax authority, which was recorded as a non-current other asset. See Note 8, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information related to this payment. Offsetting these uses of cash were net income of $6.6 million and the add-back of $14.3 million of non-cash expenses.

Investing activities

The $3.7 million increase in cash used in investing activities over the prior period was primarily related to the $2.6 million divestiture payments, net of cash receipts in connection with the divestiture of a portion of our Milan, Italy practice and our Canadian practice, as well as the $1.4 million increase in business acquisition payments year over year as outlined in the table below (in thousands):

	Six months ended June 30,
	2009	2008
Additional acquisition related payments:
Lancaster	$738	$240
Neilson Elggren	1,007	1,510
Bates	1,850	—
Cook	—	171
LRTS	290	515
Total acquisition related payments	$3,885	$2,436

Investing activities in the six months ended June 30, 2009 and 2008, included investments in property and equipment of $0.7 million and $1.1 million, respectively, primarily related to hardware and software additions. Investing activities in each of the six months ended June 30, 2009 and 2008 also included $0.3 million of payments received on our note receivable in connection with the sale of our wholly-owned subsidiary SVEWG, Inc. on December 31, 2007.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2009 was $10.8 million, consisting primarily of $30.0 million of borrowings under our revolving line of credit offset by principal repayments of $17.0 million, and $2.2 million of loan fees paid in connection with amendments to our revolving line of credit in the first quarter of 2009.

Net cash provided by financing activities for the six months ended June 30, 2008 was $4.1 million, consisting primarily of $37.0 million of borrowings under our revolving line of credit offset by repayments of $33.0 million.

Effect of exchange rates on changes in cash

The $0.5 million favorable effect in the six months ended June 30, 2008 resulted from the translation of cash balances held in foreign locations that were primarily denominated in Argentine peso and Euro at higher exchange rates relative to the US dollar at June 30, 2008 compared to December 31, 2007.

Commitments related to acquisitions and certain experts

We have made commitments in connection with certain expert agreements and our business acquisitions that require us to make additional bonus compensation payments and purchase price payments if specified performance targets are achieved. In connection with the hiring of certain experts in March 2004, we will make additional performance bonus payments of up to $2.5 million, if specified performance targets are achieved prior to March 2011. In connection with the hiring of certain experts in August 2006, if specified performance targets are achieved by December 2011, we will make performance bonus payments of up to $6.0 million. All such performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

In July 2009, we entered into amended employment agreements with certain experts and made retention payments of $0.5 million in July 2009 and $0.5 million in August 2009. Under the amendments, we expect to make additional retention and performance related payments totaling $0.5 million, $2.0 million, $3.0 million and $1.0 million in October 2009, January 2010, February 2010 and July 2010, respectively.  Of the total retention and performance payments, $4.0 million will be subject to pro-rata repayment if the experts voluntarily terminate prior to the specified time, which is generally seven years.  The remaining $3.5 million is not subject to repayment.  In connection with these amendments, we will also make performance bonus payments of up to $3.0 million if specified performance targets are achieved by December 2012.

In May 2009, we entered into an amendment to the Secura Group, LLC asset purchase agreement to settle certain contingent obligations to the seller.  The original agreement required additional purchase price payments of up to $2.5 million after December 2010, if certain performance targets were achieved through December 2010. Under the terms of the amendment, we will make guaranteed payments totaling $1.8 million, of which $1.7 million will be paid by December 31, 2009 and the remaining $0.1 million will be paid by March 1, 2011.

The following table summarizes commitments in connection with our acquisitions as of June 30, 2009 (in thousands):

		Accrued
		purchase		Date
		price	Potential	of final
	Acquisition	payable at	remaining	or potential
	Date	6/30/2009 (1)	payments (2)	payments (3)

Secura	Mar-07	$1,800	$—	Mar-11
Mack Barclay	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$2,855	$1,500

(1)           Included in “Payable for business acquisitions” on our Condensed Consolidated Balance Sheet.

(2)           Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

(3)           Represents final date of any payment or potential payment.

Tax contingencies

In 2007 the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004 and its withholding tax return for 2005. In connection with this audit, the AFIP issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, our U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by our personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by our personnel outside of LECG BA. In 2008, we elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We have recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at June 30, 2009.

On April 8, 2009, we were notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, we may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, based on the results of the completed audit discussed above, we may receive additional notices for assessments of additional income taxes, penalties, and interest related to our 2005 and 2006 income tax returns and withholding taxes, penalties, and interest on payments made to the U.S. parent company to settle intercompany balances from June 2005 to December 2007.

Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on our U.S. tax return and would result in a deferred tax asset on our Condensed Consolidated Balance Sheets, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. We believe that we properly reported these transactions in our Argentine tax returns and have assessed that our position in this matter will be sustained. Accordingly, we have not recognized any additional tax liability in connection with this matter at June 30, 2009.

Future needs

The current economic downturn adds uncertainty to our anticipated revenue and earnings levels and to the timing of cash receipts which are needed to support our operations. In addition, cash payments for signing, retention and performance bonuses, and recruiting fees and performance-based acquisition payments could affect our cash needs, as we anticipate the continued use of signing, retention and performance bonuses to recruit and retain expert talent, but the timing of those events and opportunities cannot be predicted. These cash needs have historically caused us to utilize our Facility throughout the year. The current economic downturn may result in our need to utilize the Facility more frequently and to a greater degree than we did historically. During the six months ended June 30, 2009, our maximum borrowing under the Facility at any one time was $19.0 million. As previously discussed, recent amendments to our Facility were necessary for us to maintain future compliance based on expected operating results in 2009, and include certain limitations to our borrowing capacity under the Facility, which was limited to $32.2 million at June 30, 2009.  Further information regarding the amendments to the Facility is provided in our Quarterly Report on Form 10-Q for the three month period ended March 30, 2009.  Also, we initiated a series of restructuring activities beginning in the fourth quarter of 2008 designed to reduce and better align our costs with current revenue levels. We believe funds generated by our operations, including our ability to collect our outstanding billed receivables, and the amounts available to us under our amended Facility will provide adequate cash to fund our anticipated cash needs for at least the next twelve months. However, it may be necessary to implement further cost reductions to ensure that our cash needs are met for at least the next twelve months if our revenues decrease from their current levels.

Maintaining compliance with our debt covenants is critical to our operations. Our fixed charge ratio at the end of the third and fourth quarters of 2009 will need to be greater than 1.25 to 1.0 and 2.0 to 1.0, respectively, and the limitation on the total amount of our long-term signing, retention and performance bonus payments at the end of the third and fourth quarters of 2009 requires them to be not more than 75% of the trailing 12 months of adjusted EBITDA. The current economic downturn adds uncertainty to our anticipated revenue and earnings levels as shown by sequential declines in our revenue during the fourth quarter of 2008 and the first quarter of 2009. Until economic conditions improve, we anticipate that our compliance with the debt covenants may become increasingly difficult as we expect our debt covenant ratios to tighten further at the end of the third and fourth quarters of 2009. We have executed a number of restructuring actions in response to these revenue declines. Should revenue declines continue or other unforeseen adverse developments occur, we would seek to remain in compliance with the debt covenants through further cost reductions.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of June 30, 2009, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Interest rate risk

Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature and interest on our short-term borrowings is based on the greater of the prime rate, the federal funds rate plus 0.5% or the Eurocurrency rate plus 1.0%. Due to the nature of our short-term investments and borrowings, we have concluded that we do not have material interest rate risk exposure.

Market risk

Our deferred compensation plan assets consist of the cash surrender value of company-owned variable universal life insurance policies. These insurance policies are held to insure against the sudden death of the plan participants and as an offset to our liability to the deferred compensation plan participants. The cash surrender value for these insurance products at any given point in time is determined by the fair value of the underlying investment funds, referred to as insurance subaccounts, which are designed to emulate most of the characteristics of a retail mutual fund. The plan assets are reflected at fair value in our Condensed Consolidated Balance Sheets with changes recorded in other income/expense at the end of each reporting period. We are subject to market fluctuations and our net income has been and may in the future be affected by these fluctuations due to the timing of when we authorize the reallocation of insurance subaccounts to match changes to the plan participants’ investment allocations or when we have plan asset values that are greater than plan participant liabilities, which occasionally occurs due to the timing of participant distributions. If the fair value of the underlying investment funds of our deferred compensation plan assets were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

Currency risk

We currently have operations in Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation gain of approximately $0.5 million in the six months ended June 30, 2009. Our realized foreign transaction gains and losses were immaterial in the three and six months ended June 30, 2009.

At June 30, 2009, we had U.S. dollar equivalents of approximately $0.8 million in net liability with a Canadian dollar functional currency, $7.6 million in net assets with a Euro functional currency, $4.6 million in net assets with an Argentine peso functional currency, $5.1 million in net assets with a British pound sterling functional currency, $0.9 million in net assets with a New Zealand dollar functional currency, and $1.3 million in net liabilities with a Hong Kong dollar functional currency.

If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in internal controls over financial reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management concluded that there was no such change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2009, we entered into a settlement agreement resulting in the complete dismissal of the lawsuit that had been filed against us and one of our experts in June 2004 by National Economic Research Associates, Inc. (NERA) and its parent company, Marsh & McLennan Companies, Inc. and which is described further in our Annual Report on Form 10-K. The action was filed in the Superior Court Department of the Trial Court Business Litigation Session, Suffolk County, Commonwealth of Massachusetts, and arose out of our hiring of a professional in March 2004 who was formerly employed by NERA. The majority of the settlement amount had been previously accrued and the final amount was not considered material to our financial position, results of operations or cash flows. The amount due to NERA was paid in July 2009.

We are also a party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful termination by experts and professional staff who formerly worked for us, and claims for payment of disputed amounts relating to agreements in which we have acquired businesses. The outcomes of these matters are uncertain, and we are not able to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. However, in the opinion of our management, the outcomes of these proceedings, individually and in the aggregate, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 12% and 16% of our revenues for the six months ended June 30, 2009 and 2008, respectively. If any of these individuals, our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

The implementation of our 2009, 2008 and 2007 restructuring activities, which involved workforce reductions and office closures, may not successfully achieve improved long-term operating results.

In the second quarter of 2009, the fourth quarter of 2008, and in 2007 we implemented a number of restructuring actions intended to better align our cost structure with current business levels and market conditions. In connection with the restructuring actions, we incurred charges totaling $1.4 million during the second quarter of 2009, $6.4 million during the fourth quarter of 2008 and $10.7 million during 2007, respectively. These charges included one-time termination benefits, write-offs of unearned signing bonuses, lease termination costs and other costs. As a result of these restructuring actions, our fee-generating head count was reduced, and the employment of some experts and professional staff with unique skills was terminated. In the future, other experts and employees may leave our company voluntarily due to the uncertainties associated with our business environment and their job security, and we have experienced and may continue to experience morale issues. In addition, we may lose revenue and miss opportunities to generate revenue and we may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

Our estimated restructuring accruals may not be adequate.

While our management uses all available information to estimate restructuring charges, particularly facilities costs, our estimated accruals for restructuring related to our 2009 and 2008 activities and the 2007 value recovery plan may prove to be inadequate. If our actual sublease revenues or the results of our exiting negotiations differ from our assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

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

A number of factors may cause our future effective tax rates to be volatile and unpredictable, including:

•                  the jurisdictions in which profits are determined to be earned and taxed;

•                  the resolution of issues arising from tax audits with various tax authorities;

•                  changes in the valuation of our deferred tax assets and liabilities;

•                  adjustments to estimated taxes upon finalization of various tax returns;

•                  increases in expenses not deductible for tax purposes, including impairments of goodwill;

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

Any significant change in our future effective tax rates could reduce net income or negatively impact earnings for future periods.

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

In 2009, 2008 and 2007, we recognized restructuring charges of $1.5 million, $6.4 million and $10.7 million, respectively, primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past three years. We also closed 11 facilities from 2007 to 2009. From 2006 to 2008, we experienced increased and sometimes unplanned selling, general and administrative costs.

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 28% and 23% of our billings in the six months ended June 30, 2009 and 2008, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 17% and 19% of our billings in the six months ended June 30, 2009 and 2008, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We currently have operations in Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 18% and 22% in the six months ended June 30, 2009 and 2008, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We have been involved in a tax dispute with the Argentine tax authority since 2007 regarding a potential income tax deficiency related to our 2003 and 2004 tax returns and a withholding tax deficiency in connection with our 2005 withholding tax return totaling approximately $3.3 million, which includes potential interest if our position is not ultimately sustained. We paid this amount and filed an appeal with the tax authorities, objecting to their position and requesting a refund.  On April 8, 2009, we were notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, we may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, based on the results of the completed audit discussed above, we may receive additional notices for assessments of additional income taxes, penalties, and interest related to our 2005 and 2006 income tax returns and withholding taxes, penalties, and interest payments made to the U.S. parent company to settle intercompany balances from June 2005 to December 2007.

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
10.61

First Amendment to Asset Purchase Agreement effective as of January 1, 2009, by and among LECG Corporation, Isaac Group IV, LLC, formerly known as The Secura Group, LLC and other persons identified therein.

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

LECG CORPORATION
(Registrant)

Date: August 10, 2009	/s/ Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	/s/ Steven R. Fife
Chief Financial Officer
(Principal Financial Officer)