Form 10-Q
period 2009-09-30
LECG CORP
filed 2009-11-09
CIK 1192305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were 25,855,750 shares of the registrant’s common stock outstanding.

LECG CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fee-based revenues, net	$60,192	$83,221	$189,578	$255,751
Reimbursable revenues	2,531	2,829	7,319	9,880
Revenues	62,723	86,050	196,897	265,631
Direct costs	45,116	55,581	142,844	169,929
Reimbursable costs	2,512	3,058	7,703	10,069
Cost of services	47,628	58,639	150,547	179,998
Gross profit	15,095	27,411	46,350	85,633
Operating expenses:
General and administrative expenses	17,518	21,831	55,125	65,297
Depreciation and amortization	1,239	1,498	3,849	4,459
Other impairments	8,719	—	9,939	—
Restructuring charges	4,019	—	5,479	—
Divestiture charges	124	—	1,863	—
Operating (loss) income	(16,524)	4,082	(29,905)	15,877
Interest income	32	113	122	350
Interest expense	(659)	(122)	(1,617)	(533)
Other expense, net	(135)	(716)	(581)	(1,233)
(Loss) income before income taxes	(17,286)	3,357	(31,981)	14,461
Income tax expense	47,393	1,362	42,948	5,870
Net (loss) income	$(64,679)	$1,995	$(74,929)	$8,591

Earnings per share:
Basic	$(2.52)	$0.08	$(2.94)	$0.34
Diluted	$(2.52)	$0.08	$(2.94)	$0.34

Shares used in calculating earnings per share
Basic	25,654	25,340	25,515	25,316
Diluted	25,654	25,526	25,515	25,528

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$7,246	$19,510
Accounts receivable, net of allowance of $1,060 and $973	86,791	87,122
Prepaid expenses	5,494	5,996
Deferred tax assets, net - current portion	—	14,123
Signing, retention and performance bonuses - current portion	14,499	15,282
Income taxes receivable	12,450	7,662
Other current assets	4,392	2,447
Note receivable - current portion	540	518
Total current assets	131,412	152,660
Property and equipment, net	8,456	11,011
Goodwill	1,800	—
Other intangible assets, net	3,256	3,790
Signing, retention and performance bonuses	21,633	34,976
Deferred compensation plan assets	9,711	9,684
Note receivable	1,503	1,946
Deferred tax assets, net	—	36,952
Other long-term assets	5,320	5,188
Total assets	$183,091	$256,207

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$36,740	$49,313
Accounts payable and other accrued liabilities	10,865	11,493
Payable for business acquisitions - current portion	2,755	3,846
Borrowings under line of credit	16,000	—
Deferred revenue	2,741	2,450
Liability associated with divestiture	—	2,642
Total current liabilities	69,101	69,744
Payable for business acquisitions	100	1,055
Deferred compensation plan obligations	9,900	9,632
Deferred rent	6,412	6,601
Other long-term liabilities	1,374	569
Total liabilities	86,887	87,601

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,841,017 and 25,559,253 shares outstanding at September 30, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	173,679	172,005
Accumulated other comprehensive loss	(554)	(1,407)
Accumulated deficit	(76,947)	(2,018)
Total stockholders’ equity	96,204	168,606
Total liabilities and stockholders’ equity	$183,091	$256,207

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(74,929)	$8,591
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense	99	99
Depreciation and amortization of property and equipment	3,315	3,370
Amortization of intangible assets	534	1,089
Amortization of signing, retention and performance bonuses	13,338	12,391
Deferred taxes	53,008	—
Non cash restructuring charges	1,234	—
Divestiture charges	1,739	—
Other impairments	9,939	—
Equity-based compensation	2,463	4,900
Excess tax benefits from equity-based compensation	—	(40)
Other	—	58
Changes in assets and liabilities:
Accounts receivable	(1,679)	(8,422)
Signing, retention and performance bonuses paid	(9,804)	(14,983)
Prepaid and other current assets	1,809	401
Accounts payable and other accrued liabilities	(1,682)	3,146
Income taxes receivable	(6,380)	(1,550)
Accrued compensation	(11,890)	(6,838)
Deferred revenue	345	134
Deferred compensation plan assets, net of liabilities	241	(613)
Deferred rent	(875)	(668)
Other assets	(730)	(3,913)
Other liabilities	778	282
Net cash used in operating activities	(19,127)	(2,566)
Cash flows from investing activities
Business acquisitions earn out payments	(3,885)	(4,736)
Divestiture payments	(3,210)	—
Purchase of property and equipment	(1,053)	(2,156)
Proceeds from note receivable	422	399
Proceeds from divestiture	619	—
Other	8	(46)
Net cash used in investing activities	(7,099)	(6,539)
Cash flows from financing activities
Borrowings under revolving credit facility	43,000	55,000
Repayments under revolving credit facility	(27,000)	(55,000)
Payment of loan fees	(2,243)	—
Proceeds from exercise or issuance of stock to employee and other	—	43
Excess tax benefits from equity-based compensation	—	40
Proceeds from issuance of stock - employee stock purchase plan	30	66
Net cash provided by financing activities	13,787	149
Effect of exchange rates on changes in cash	175	(341)
Decrease in cash and cash equivalents	(12,264)	(9,297)
Cash and cash equivalents, beginning of year	19,510	21,602
Cash and cash equivalents, end of period	$7,246	$12,305
Supplemental disclosure
Cash paid for interest	$1,014	$381
Cash paid for income taxes	$1,900	$7,327

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

The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, the Condensed Consolidated Balance Sheet as of September 30, 2009 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, these condensed consolidated statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows for the periods then ended. The December 31, 2008 consolidated balance sheet is derived from LECG’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year. The Condensed Consolidated Financial Statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for 2008.

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

The Company has evaluated all subsequent events through the date the financial statements were issued and filed with the Securities Exchange Commission (the “SEC”) on November 6, 2009.

Recently issued accounting standards

During the second quarter of 2009, the Company adopted new accounting guidance related to subsequent events as issued by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, Subsequent Events (“FASB ASC 855”). The new requirement establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Principles of consolidation and basis of presentation” included in “Note 1 — Basis of presentation and operations” for the related disclosure. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

During the third quarter of 2009, the Company adopted the new ASC as issued by the FASB. The ASC has become the source of authoritative generally accepted accounting principles in the United States (“U.S. GAAP”) recognized by the FASB to be applied by non-governmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.             Earnings per share and share amounts

Basic earnings per share is computed by dividing the net income or loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss or income attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares as determined by the treasury stock method are included in the diluted earnings per common share calculation to the extent these shares are dilutive. If the Company has a net loss for the period, common equivalent shares are excluded from the denominator because their effect would be anti-dilutive.

The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(64,679)	$1,995	$(74,929)	$8,591

Weighted average shares outstanding
Basic	25,654	25,340	25,515	25,316
Effect of dilutive stock options and unvested restricted stock	—	186	—	212
Diluted	25,654	$25,526	25,515	$25,528
Earnings per share:
Basic	$(2.52)	$0.08	$(2.94)	$0.34
Diluted	$(2.52)	$0.08	$(2.94)	$0.34

Approximately 4.4 million and 5.0 million of anti-dilutive securities for the three months ended September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share.  For the nine months ended September 30, 2009 and 2008, approximately 5.2 million and 4.6 million of anti-dilutive securities, respectively, were excluded from the calculation of diluted earnings per share.

3.             Equity-based compensation

The Company has a 2003 Stock Option Plan (the “Plan”), under which restricted stock, restricted stock units and stock options may be granted to employees, directors and consultants. During the nine months ended September 30, 2009, share based awards included restricted stock unit grants of 640,152 shares and restricted stock awards of 6,000 shares. In general, these restricted stock units and shares of restricted stock vest over three to five years with a weighted average vesting period of 3.7 and 2.6 years, respectively, and are subject to the recipient’s continuing service to LECG. The compensation cost of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of grant. The weighted average grant date fair value for restricted stock units and restricted stock awarded during the nine month period was $3.49 per share, resulting in a total value of $2.3 million, which will be expensed on a straight-line basis over the vesting period.

The following table summarizes equity-based compensation and its effect on direct costs, general and administrative expenses and earnings (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Direct costs	$1,006	$1,140	$2,963	$2,849
General and administrative expenses (benefit)	(1,759)	721	(500)	2,051
Equity-based compensation effect on earnings before income tax	(753)	1,861	2,463	4,900
Income tax (benefit)	—	(756)	—	(1,989)
Equity-based compensation effect on earnings	$(753)	$1,105	$2,463	$2,911

For the three months ended September 30, 2009, equity-based compensation benefit is composed of approximately $2.8 million of stock-based compensation expense recovery related to previously recognized expense on the unvested portion of certain 7-year cliff vesting options of a terminated employee, offset by approximately $0.6 million of accelerated expense related to the voluntary surrender of stock options to purchase approximately 192,000 shares of common stock previously granted, and $1.4 million of recurring equity-based compensation charges. For the nine months ended September 30, 2009, equity-based compensation expense is composed of approximately $2.8 million of stock-based compensation expense recovery, offset by approximately $0.6 million of accelerated expense and $4.7 million of recurring equity-based compensation charges.

4.             Comprehensive (loss) income

Comprehensive (loss) income represents net (loss) income plus other comprehensive income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive (loss) income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(64,679)	$1,995	$(74,929)	$8,591
Foreign currency translation gain (loss)	348	(1,694)	852	(1,109)
Comprehensive (loss) income	$(64,331)	$301	$(74,077)	$7,482

5.             Goodwill and payable for business acquisitions

In May 2009, the Company entered into an amendment to the Secura Group, LLC (“Secura”) asset purchase agreement to settle certain contingent obligations to the former sellers. As a result, the Company will make additional purchase price payments totaling $1.8 million, of which $1.7 million is due December 31, 2009 and $0.1 million is due March 1, 2011.  The asset purchase agreement required an additional purchase price payment of up to $2.5 million if Secura exceeded a compound annual growth rate of revenue of 7% or greater and a cumulative gross margin of 40% or greater from February 2007 to December 2010.  Secura had exceeded these financial performance targets through May 2009 and the Company negotiated a $1.8 million settlement with the Secura sellers for this contingent obligation. The Company recorded the purchase price settlement as goodwill based on Secura’s financial performance in excess of the earn-out targets and its original operating forecast through the date of the settlement agreement in May 2009.

The additional purchase price goodwill asset is subject to review for impairment under the criteria outlined in FASB ASC 350, Intangible - Goodwill and Other. For impairment testing purposes, the Company assigned this goodwill to the Finance and Accounting Services segment.  At September 30, 2009, the Economics reporting unit did not have any assigned goodwill.  The Company performed its annual goodwill impairment test using an October 1st measurement date.  The fair value of the FAS reporting unit exceeded its carrying value; and as a result, the Company concluded that the goodwill asset was not impaired as of the measurement date.

6.             Borrowing arrangements

As of September 30, 2009, the Company had $16.0 million in outstanding borrowings under its revolving credit facility (the “Facility”), and $1.6 million in outstanding letters of credit. The effective interest rate was 6.25%. As of September 30, 2009, the Facility provided for maximum borrowings up to $100 million, of which $25 million was available for letters of credit. Borrowings under the Facility are guaranteed by LECG Corporation and its domestic subsidiaries. The Facility expires in December 2011.

On November 4, 2009, the Company executed the fifth amendment to the Facility to provide a waiver for the potential non-compliance with two of the financial covenants (the fixed charge coverage ratio at September 30, 2009, and the ratio of Adjusted EBITDA to aggregate signing and performance bonuses in the 12 months ended September 30, 2009), and to make other modifications to the terms of the Facility. As a result of the fifth amendment, the following changes were made to the terms of the Facility: (i) until further notice from the lenders, the additional margin over the base interest rate on amounts outstanding was set at 450 basis points for Eurocurrency loans and letters of credit, and set at 350 basis points for other loans (having previously been a range of 250 to 450 basis points, based on the level of debt to adjusted EBITDA) and the unused commitment fee was set at 0.60% (having previously been a range of 0.50% to 0.60%); (ii) the covenant to maintain a total debt to adjusted EBITDA ratio was revised to require a ratio of less than 2.50 to 1.00 for any computation period ending prior to December 31, 2009, and to require a ratio of less than 2.00 to 1.00 for computation periods ending on December 31, 2009 and thereafter (having previously been a ratio of less than 2.5 to 1.0); (iii) the limitations on the total amount of signing and performance bonuses that may be paid within a rolling 12 month period were modified to be less restrictive for 2009 and the first two quarters of 2010; (iv) the minimum required fixed charge coverage ratio was reduced to be 1.25 to 1.00 for the fourth quarter of 2009, 1.50 to 1.00 for the first quarter of 2010, 1.75 to 1.00 for the second quarter of 2010, and 2.00 to 1.00 for the third quarter of 2010 and thereafter (having previously been 2.00 to 1.00 for those quarterly periods); (v) the definitions of EBIT and Adjusted EBITDA were modified to allow for the restructuring charges in the third quarter of 2009 and related cash uses; and (vi) the Company agrees to a reduction in the commitment amount under the Facility to $75 million.  The Company paid $0.4 million in fees in the fourth quarter of 2009 related to the fifth amendment.

The lenders continue to hold a security interest in the Company’s accounts receivable and other personal property. The borrowing capacity under the Facility continues to be limited to 80% of the Company’s domestic billed receivables that are aged less than 120 days until the Company achieves a certain level of financial performance, as defined in the fourth amendment; and as of September 30, 2009, the borrowing capacity of the Company under the Facility is effectively limited to $29.2 million. The Facility continues to include other customary financial and non-financial covenants, including asset, leverage and debt coverage ratios, as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period.

Maintaining compliance with these covenants is critical to the Company’s operations. The continued economic downturn adds uncertainty to the Company’s anticipated revenue levels as shown by declines in the Company’s revenue during the fourth quarter of 2008 and the first and third quarters of 2009. The Company has executed a number of restructuring actions in response to these revenue declines. Should revenue declines continue or other unforeseen adverse developments occur, the Company would seek to remain in compliance with the debt covenants through further restructuring actions.

7.             Accrued compensation

Accrued compensation consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Expert compensation	$21,180	$27,944
Project origination fees	8,095	12,421
Vacation payable	2,843	2,444
Professional staff compensation	786	1,289
Administrative staff compensation	1,736	1,643
Signing, retention and performance bonuses payable	175	763
Other payroll liabilities	1,925	2,809
Total accrued compensation	$36,740	$49,313

8.             Commitments and contingencies

Legal proceedings

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

The accrued purchase price payable, and the total potential remaining purchase price payments at September 30, 2009, and the date of any final potential payment by acquisition are as follows (in thousands):

		Accrued
		Purchase		Date
		Price	Potential	of final
	Acquisition	payable at	remaining	or potential
	Date	9/30/2009 (1)	payments (2)	payments (3)

Secura	Mar-07	$1,800	$—	Mar-11
Mack Barclay	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$2,855	$1,500

(1)	Included in “Payable for business acquisitions” on the Condensed Consolidated Balance Sheet.
(2)	Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.
(3)	Represents final date of any payment or potential payment.

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

Significant expert retention and performance bonus contingencies

In July, September and November 2009, the Company entered into amended employment agreements with several experts and has made or is committed to make the following retention payments or performance related payments if certain criteria are achieved at various measurement periods from 2010 to 2015. All such retention and performance payments will only be made if the expert is an employee of the Company on the payment date and are subject to amortization and potential repayment if the expert voluntary terminates or is terminated for cause, generally from the time the payment is made through 2017. The table below presents the potential payments due by the years ending December 31 (in thousands):

Year	Retention	Performance	Total
2009	$1,500	$—	$1,500
2010	8,000	4,000	12,000
2011	500	3,300	3,800
2012	500	2,100	2,600
2013	500	5,350	5,850
Thereafter	—	1,750	1,750
Total	$11,000	$16,500	$27,500

Tax contingencies

In 2007 the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004 and its withholding tax return for 2005. In connection with this audit, the AFIP issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, its U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by LECG personnel outside of LECG BA. In 2008, the Company elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company has recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.

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

Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG’s U.S. tax return and would result in a deferred tax asset on LECG’s Condensed Consolidated Balance Sheets, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liability in connection with this matter at September 30, 2009.

9.             Income taxes

The Company’s deferred tax assets are generally projected to reverse over the next one to thirty-three years.  The extended reversal period is the result of significant income tax basis in intangibles which were impaired for financial statement purposes during 2008.  Tax amortization from these assets, if not offset with current taxable income, would create a net operating loss with a 20-year carryforward period for federal tax purposes.  During the third quarter of 2009, the Company reviewed its deferred tax assets, as well as projected taxable income, for recovery using the “more likely than not” approach by assessing the available evidence surrounding its recoverability.  The Company considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes the net loss for the year ended December 31, 2008 and the net loss for the nine months ended September 30, 2009.  Even though the Company projects income in future years, based upon past losses, the current economic environment, and the difficulty of accurately projecting income, the Company determined that it was “more likely than not” that its deferred tax assets may not be realized. Consequently, a full valuation allowance of $53.0 million has been recorded at September 30, 2009, against the Company’s deferred tax assets.  In future years, if the Company begins to generate taxable income and management determines that the deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal.

10.          Restructuring, divestiture and other impairments charges

During the third quarter of 2009, the Company executed additional restructuring actions intended to further rationalize its cost structure with current business and market conditions. These actions included a workforce reduction of 71 billable headcount and 20 administrative staff, as well as an adjustment to the compensation structure of 36 billable headcount and 9 administrative staff.  The workforce reduction was mostly composed of involuntary terminations, but also included voluntary terminations that were not replaced.  Net restructuring charges in the third quarter of 2009 totaled $4.0 million, of which $0.9 million was non-cash related and $3.1 million was cash related, and were primarily composed of $1.0 million of one-time termination benefits, $2.0 million of lease termination costs, and $1.0 million of unearned bonus and draw deficit write-offs.

During the second quarter of 2009, the Company had also executed restructuring actions intended to rationalize its cost structure with the current business and market conditions. These actions included a workforce reduction of 62 billable headcount and 21 administrative staff, as well as an adjustment to the compensation structure of 45 billable headcount and 30 administrative staff.  The workforce reduction was mostly composed of involuntary terminations, but also included voluntary terminations that were not replaced.  Net restructuring charges in the second quarter of 2009 totaled $1.4 million, of which $0.3 million was non-cash related and $1.1 million was cash related, and were primarily composed of $1.1 million of one-time termination benefits and $0.3 million of other costs.

During 2007 and the fourth quarter of 2008, the Company had also executed a number of restructuring actions, which included a workforce reduction of 156 billable headcount and 44 administrative staff and the closure of nine offices and a computer facility.

The table below summarizes the liabilities incurred and the periodic activity related to these restructuring actions (in thousands):

	One-time	Lease	Asset
	termination	termination	impairments
	benefits	costs	and other	Total
Liability at December 31, 2007	$436	$1,037	$—	$1,473
Restructuring charge recovery	—	(500)	—	(500)
Restructuring charges	3,211	785	2,441	6,437
Cash payments	(1,576)	(709)	—	(2,285)
Write-off of assets	—	—	(2,441)	(2,441)
Foreign exchange translation	(13)	—	—	(13)
Liability at December 31, 2008	2,058	613	—	2,671
Restructuring charges	2,184	1,863	1,433	5,480
Cash payments	(3,677)	(482)	—	(4,159)
Write-off of assets	—	—	(1,433)	(1,433)
Other adjustments	51	197	—	248
Liability at September 30, 2009	$616	$2,191	$—	$2,807

In the third quarter of 2009, the Company recognized a charge to operations of $0.1 million related to the divestiture of its Canadian practice. The Company had previously recognized a charge to operations of $1.6 million in the second quarter of 2009 in connection with the divestiture of its Canadian practice and an additional $0.1 million related to the February 2008 divestiture of a portion of its practice in Milan, Italy. The cash flows from the Canadian practice that will be permanently eliminated were not material to the Company’s consolidated revenues, gross profit, results of operations or cash flows.

The Company recognized other non-cash impairment charges totaling $8.7 million during the third quarter of 2009, consisting of $5.9 million related to the write-off of unearned bonuses for experts, $1.4 million of net charges related to the write-off of certain client receivables, $0.9 million related to certain prepaid costs which the Company considered unrecoverable, and $0.5 million related to other asset write-offs.  The $1.4 million charge related to two specific client receivables that have been the subject of arbitration proceedings for over one year. The Company determined that these receivables were impaired based primarily on the length of time these amounts have been outstanding and the lack of favorable developments in the arbitration proceedings. The impairment charge represents the gross amount of these receivables, net of recoveries from the at-risk experts who originally worked on these matters.

The Company recognized other impairment charges totaling $1.2 million during the second quarter of 2009, primarily composed of $1.1 million related to the expensing of certain prepaid costs which the Company considered unrecoverable and $0.1 million related to other asset write-offs.

11.          Segment reporting

The Company manages its business in two operating segments: Economics Services and Finance and Accounting Services. See Note 16 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2008 for a description of the Company’s two operating segments.

All segment revenues are generated from external customers and there are no intersegment revenues or expenses. The Company does not allocate general and administrative operating expenses to its two segments. Summarized financial information by segment for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except percentages):

	Three months ended September 30,
	2009			2008
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$24,808	$35,384	$60,192	$36,658	$46,563	$83,221
Reimbursable revenues	765	1,766	2,531	745	2,084	2,829
Revenues	25,573	37,150	62,723	37,403	48,647	86,050

Direct costs	18,598	26,518	45,116	23,525	32,056	55,581
Reimbursable costs	752	1,760	2,512	945	2,113	3,058
Cost of services	19,350	28,278	47,628	24,470	34,169	58,639

Gross profit	$6,223	$8,872	15,095	$12,933	$14,478	27,411

Gross margin	24.3%	23.9%	24.1%	34.6%	29.8%	31.9%
Charges not allocated at the segment level:
General and administrative expenses			17,518			21,831
Depreciation and amortization			1,239			1,498
Other impairments			8,719			—
Restructuring charges			4,019			—
Divestiture charges			124			—
Interest income			(32)			(113)
Interest expense			659			122
Other expense, net			135			716
(Loss) income before income taxes			$(17,286)			$3,357

	Nine months ended September 30,
	2009			2008
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$81,100	$108,478	$189,578	$114,280	$141,471	$255,751
Reimbursable revenues	2,379	4,940	7,319	3,558	6,322	9,880
Revenues	83,479	113,418	196,897	117,838	147,793	265,631

Direct costs	58,393	84,451	142,844	74,557	95,372	169,929
Reimbursable costs	2,607	5,096	7,703	3,818	6,251	10,069
Cost of services	61,000	89,547	150,547	78,375	101,623	179,998

Gross profit	$22,479	$23,871	46,350	$39,463	$46,170	85,633

Gross margin	26.9%	21.0%	23.5%	33.5%	31.2%	32.2%
Charges not allocated at the segment level:
General and administrative expenses			55,125			65,297
Depreciation and amortization			3,849			4,459
Other intangible assets impairment			9,939			—
Restructuring charges			5,479			—
Divestiture charges			1,863			—
Interest income			(122)			(350)
Interest expense			1,617			533
Other expense, net			581			1,233
(Loss) income before income taxes			$(31,981)			$14,461

12.                               Proposed merger with Smart Business Holdings, Inc.

On August 17, 2009, the Company announced that it has entered into definitive agreements to merge LECG with SMART Business Advisory & Consulting, LLC (“SMART”), a privately held provider of business advisory services, and to receive a $25 million cash investment from SMART’s majority shareholder, Great Hill Equity Partners III, LP. The Board of Directors for each company has approved the transactions.

In the proposed merger transaction, LECG will acquire 100% of SMART’s outstanding stock, in exchange for 10,927,869 shares of LECG common stock, having an estimated value of approximately $39.9 million based on the August 14, 2009 closing stock price of $3.65, which is the last trading day prior to the merger announcement, and will assume approximately $36.5 million of SMART net debt as of September 30, 2009. The estimated value of the proposed merger transaction is preliminary and will be adjusted based upon the price per share of LECG common stock on the date the Merger is completed. Simultaneous with the consummation of the merger, SMART’s majority shareholder, Great Hill Equity Partners III, LP, will make a $25 million cash investment into LECG in exchange for 6,313,131 shares of Series A Convertible Redeemable Preferred Stock. This stock will be convertible into LECG’s common stock at a price of $3.96 per share, representing a 10.6% premium to LECG’s 20-day average closing stock price as of August 14, 2009, and will provide a 7.5% dividend payable in cash or series A Convertible Redeemable Preferred Stock at the Company’s choice.

Upon completion of the transactions, Great Hill Equity Partners III, LP will own voting stock representing approximately 40% of the outstanding voting power of the Company. Mr. Steve Samek, the Chief Executive Officer of SMART, will become CEO of the Company following the merger. At the closing, LECG has agreed that its Board of Directors will consist of seven directors, comprising four individuals nominated by the current LECG Board of Directors, Mr. Samek, and two representatives of Great Hill Equity Partners III, LP. The merger and the investment transactions are each conditioned upon the other, and will only be consummated concurrently. The transactions are further subject to a number of other customary closing conditions, including the approval of LECG’s shareholders. LECG and SMART will operate their businesses independently until the closing of the transactions. LECG expects the closing of the transactions to occur in the fourth quarter of calendar year 2009. The combined entity will operate under the LECG name and continue as a publicly-traded company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Quarterly Report on Form 10-Q concerning our future business, operating and financial condition and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) our ability to maintain our credit facility, (7) the cost and contribution of additional hires and acquisitions, (8) successful administration of our business and financial reporting capabilities including maintaining effective internal control over financial reporting, (9) potential professional liability, (10) intense competition, (11) risks inherent in international operations, (12) risks inherent in successfully transitioning and managing our restructured business, and (13) risks relating to the closing or the failure to close of the proposed merger with SMART. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

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

Proposed merger with Smart Business Holdings, Inc.

On August 17, 2009, we announced that we have entered into definitive agreements to merge LECG with SMART Business Advisory & Consulting, LLC (“SMART”), a privately held provider of business advisory services, and to receive a $25 million cash investment from SMART’s majority shareholder, Great Hill Equity Partners III, LP. The Board of Directors for each company has approved the transactions.

In the proposed merger transaction, LECG will acquire 100% of SMART’s outstanding stock, in exchange for 10,927,869 shares of LECG common stock, having an estimated value of approximately $39.9 million based on the August 14, 2009 closing stock price of $3.65, which is the last trading day prior to the merger announcement, and will assume approximately $36.5 million of SMART net debt as of September 30, 2009. The estimated value of the proposed merger transaction is preliminary and will be adjusted based upon the price per share of LECG common stock on the date the Merger is completed. Simultaneous with the consummation of the merger, SMART’s majority shareholder, Great Hill Equity Partners III, LP, will make a $25 million cash investment into LECG in exchange for 6,313,131 shares of Series A Convertible Redeemable Preferred Stock. This stock will be convertible into our common stock at a price of $3.96 per share, representing a 10.6% premium to ours 20-day average closing stock price as of August 14, 2009, and will provide a 7.5% dividend payable in cash or Series A Convertible Redeemable Preferred Stock at our choice.

Upon completion of the transactions, Great Hill Equity Partners III, LP will own voting stock representing approximately 40% of the outstanding voting power of the Company. Mr. Steve Samek, the Chief Executive Officer of SMART, will become CEO of LECG following the merger. At the closing, we have agreed that our Board of Directors will consist of seven directors, comprising four individuals nominated by our current Board of Directors, Mr. Samek, and two representatives of Great Hill Equity Partners III, LP. The merger and the investment transactions are each conditioned upon the other, and will only be consummated concurrently. The transactions are further subject to a number of other customary closing conditions, including the approval of our shareholders. LECG and SMART will operate their businesses independently until the closing of the transactions. We expect the closing of the transactions to occur in the fourth quarter of calendar year 2009. The combined entity will operate under the LECG name and continue as a publicly-traded company.

Certain business developments in 2009

In the second and third quarters of 2009, we executed restructuring actions intended to better align our cost structure with current business and market conditions. These combined actions included a workforce reduction of 133 billable headcount (109 involuntary terminations and 24 voluntary terminations which were not replaced) and 41 administrative staff, as well as adjustments to the compensation structure of 81 billable headcount and 39 administrative staff. These actions also included the divestiture of our Canadian practice and the consolidation of office spaces in four locations. We recognized restructuring charges totaling $5.5 million, consisting of non-cash charges of $1.2 million related to the write-off of draw deficit and unearned signing and performance bonuses, and cash charges of $4.2 million related to one-time termination benefits and lease termination costs. We also recognized a non-cash charge of $1.7 million related to the Canadian divestiture and $0.2 million of trailing charges related to the divestiture of a portion of our Milan, Italy practice.

Further financial information regarding our restructuring, divestiture and other asset impairment charges is included in Note 10 in Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

2009 Billable headcount

The following table summarizes the change in the period-end billable headcount since September 30, 2008 and December 31, 2008.

				Change since
	September 30,	December 31,	September 30,	December 31, 2008		September 30, 2008
	2009	2008	2008	Number	%	Number	%

Economics Services	239	287	298	(48)	-17%	(59)	-20%
Finance and Accounting Services	447	496	503	(49)	-10%	(56)	-11%
Consolidated	686	783	801	(97)	-12%	(115)	-14%

The decrease in consolidated billable headcount since December 31, 2008 is due to 133 terminations as a result of our second and third quarter 2009 restructuring actions, including 43 involuntary terminations in our Economics segment and 66 involuntary terminations in our Finance and Accounting Services segment, and offset by 36 new hires, net of voluntary attrition.

The decrease in consolidated billable headcount from September 30, 2008 to September 30, 2009 is primarily due to 168 terminations in connection with our fourth quarter 2008 and our second and third quarter 2009 restructuring activities, including 53 involuntary terminations in our Economics segment and 91 involuntary terminations in our Finance and Accounting Services segment, and offset by 53 new hires, net of voluntary attrition.

The retention of key experts and the recruitment and hiring of additional experts and professional staff, both through direct hiring and through acquisitions, contributes to the success of our business. Our retention and hiring strategy is designed to promote our competitive advantage, to deepen our existing service offerings and to enter into new service areas when strategic opportunities arise. In connection with our retention and hiring efforts in the nine months ended September 30, 2009 and 2008, we paid signing, retention and performance bonuses of $9.8 million and $15.0 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense was $13.3 million and $12.4 million in the nine months ended September 30, 2009 and 2008, respectively.

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

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, and averaging approximately 72% of their individual billings on particular projects in the nine months ended September 30, 2009 and 2008. Such experts are paid when we have received payment from our clients. We refer to these experts as “at-risk” experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated under a salary plus performance-based bonus model. We make advance payments, or draws, to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts’ fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. These fees have averaged 10% and 12% of professional staff revenues in the nine months ended September 30, 2009 and 2008, respectively. Experts are generally required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

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

Equity-based compensation

Stock-based compensation arrangements covered by the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718, Compensation — Stock Compensation (“FASB ASC 718”) currently include stock option grants and restricted stock awards under our 2003 Stock Option Plan and purchases of common stock by our employees at a discount to the market price under our Employee Stock Purchase Plan (“ESPP”). Under FASB ASC 718, the value of the portion of the option or award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service periods in our Condensed Consolidated Statements of Operations. Stock-based compensation expense for purchases under the ESPP are recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

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

Income taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s consolidated financial statements or tax returns. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

Effective January 1, 2007, we adopted an accounting principle which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and requires the use of a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more likely than not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement.

Our deferred tax assets are generally projected to reverse over the next one to thirty-three years.  The extended reversal period is the result of significant income tax basis in intangibles which were impaired for financial statement purposes during 2008.  Tax amortization from these assets, if not offset with current taxable income, would create a net operating loss with a 20-year carryforward period for federal tax purposes.  During the third quarter of 2009, we reviewed our deferred tax assets, as well as projected taxable income, for recovery using the “more likely than not” approach by assessing the available evidence surrounding its recoverability.  We considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes a net loss for 2008 and a net loss for the nine months ended September 30, 2009.  Even though we project income in future years, based upon past losses, the current economic environment, and the difficulty of accurately projecting income, we determined that it was “more likely than not” that our deferred tax assets may not be realized. Consequently, a full valuation allowance of $53.0 million has been recorded at September 30, 2009, against our deferred tax assets.  In future years, if we begin to generate taxable income and our management determines that the deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal.

Goodwill and other intangible assets

Our goodwill asset relates to accounting for the additional purchase price payment for a 2007 acquisition. FASB ASC 350, Intangible - Goodwill and Other (“FASB ASC 350”), requires that goodwill and intangible assets with indefinite lives not be amortized, but rather tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Our annual impairment test is performed during the fourth quarter of each year using an October 1st measurement date.

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

Recently issued accounting standards

See “Note 1 — Basis of presentation and operations” to the Condensed Consolidated Financial Statements, regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

We manage our business in two operating segments: Economics Services and Finance and Accounting Services. The Chief Operating Decision Maker (our CEO) considers the key profit/loss measurement of the two segments to be gross profit and gross margin.  As such, only revenue, costs of services and gross margin are presented and discussed at the segment level.

Three and nine months ended September 30, 2009 and 2008

The following table sets forth the percentage of revenues represented by certain line items in our statement of operations for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Fee-based revenues, net	96.0%	96.7%	96.3%	96.3%
Reimbursable revenues	4.0%	3.3%	3.7%	3.7%
Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	71.9%	64.5%	72.5%	64.0%
Reimbursable costs	4.0%	3.6%	3.9%	3.8%
Cost of services	75.9%	68.1%	76.5%	67.8%
Gross profit	24.1%	31.9%	23.5%	32.2%
Operating expenses:
General and administrative expenses	27.9%	25.4%	28.0%	24.6%
Depreciation and amortization	2.0%	1.7%	2.1%	1.7%
Other impairment	13.9%	0.0%	5.0%	0.0%
Restructuring charges	6.4%	0.0%	2.8%	0.0%
Divestiture charges	0.2%	0.0%	0.9%	0.0%
Operating (loss) income	-26.3%	4.8%	-15.3%	5.9%
Interest income	0.1%	0.1%	0.1%	0.1%
Interest expense	-1.1%	-0.1%	-0.8%	-0.2%
Other expense, net	-0.2%	-0.8%	-0.3%	-0.5%
(Loss) income before income taxes	-27.5%	4.0%	-16.3%	5.3%
Income tax expense	75.6%	1.6%	21.8%	2.2%
Net (loss) income	-103.1%	2.4%	-38.1%	3.1%

Revenues and cost of services

The following table sets forth the consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for LECG for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$60,192	$83,221	$(23,029)	-27.7%	$189,578	$255,751	$(66,173)	-25.9%
Reimbursable revenues	2,531	2,829	(298)	-10.5%	7,319	9,880	(2,561)	-25.9%
Revenues	62,723	86,050	(23,327)	-27.1%	196,897	265,631	(68,734)	-25.9%
Direct costs	45,116	55,581	(10,465)	-18.8%	142,844	169,929	(27,085)	-15.9%
Reimbursable costs	2,512	3,058	(546)	-17.9%	7,703	10,069	(2,366)	-23.5%
Cost of services	47,628	58,639	(11,011)	-18.8%	150,547	179,998	(29,451)	-16.4%
Gross profit	$15,095	$27,411	$(12,316)	-44.9%	$46,350	$85,633	$(39,283)	-45.9%
Gross margin	24.1%	31.9%		-7.8%	23.5%	32.2%		-8.7%

Billable headcount, period average	695	786	(91)	-11.6%	732	786	(54)	-6.9%
Average billable rate	$305	$335	$(30)	-9.0%	$310	$338	$(28)	-8.3%
Jr./Sr. staff paid utilization rate	68.1%	75.0%		-6.9%	67.9%	74.3%		-6.4%

Estimate of unrealizable revenue	3,100	2,754	346	12.6%	8,770	10,860	(2,090)	-19.2%
% of gross fee-based revenue	4.9%	3.2%		1.7%	4.4%	4.1%		0.3%

Revenues

The decrease in fee-based revenues, net for the three months ended September 30, 2009 compared to the same period in 2008 was primarily the result of an 11.6% decrease in average billable headcount and a 9.0% decrease in average billable rate.  Average billable headcount decreased by 91 from the third quarter of 2008 to the third quarter of 2009 due primarily to terminations in connection with our 2008 and 2009 restructuring activities and voluntary attrition, net of new hires. The decrease in the average billable rate was caused primarily by decreases of 21% and 11% in the average exchange rates of the British pound sterling and the Eurodollar, respectively. Also contributing to the decrease was a shift in our revenue mix from high rate billable headcount to lower rate billable headcount.

The decrease in fee-based revenues, net for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily the result of an 8.3% decrease in average billable rate and a 6.9% decrease in average billable headcount.  Average billable headcount decreased by 54 from the first nine months of 2008 to the first nine months of 2009 due primarily to terminations in connection with our 2008 and 2009 restructuring activities and voluntary attrition, net of new hires. The decrease in the average billable rate was caused primarily by decreases of 21% and 11% in the average exchange rates of the British pound sterling and the Eurodollar, respectively. Also contributing to the decrease was a shift in our revenue mix from high rate billable headcount to lower rate billable headcount.

Our estimate of unrealizable revenue as a percentage of gross fee-based revenue recognized increased by 1.7% and by 0.3% for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively, due to a higher trailing 12 month write-off percentage, which is the basis for calculating our estimate of unrealizable revenue.

Reimbursable revenues decreased primarily due to lower out-of-pocket expenses for matters worked on during the three month and nine month periods ended September 30, 2009 compared to the same periods in 2008.

Revenues from our international operations were $12.0 million in the three months ended September 30, 2009, which represents 19.2% of total revenue as compared to 22.7% of total revenue in the same period of 2008. Revenues from our international operations were $36.0 million in the nine months ended September 30, 2009, which represents 18.3% of total revenue as compared to 22.5% in the same period of 2008.  In the three and nine months ended September 30, 2009 our international operations revenue decreased by $7.5 million, or 38.5%, and by $23.8 million, or 39.9%, respectively, as compared to the same periods in 2008. These decreases were due primarily to the decrease in average exchange rates, the divestiture of a portion of our practice in Milan, Italy effective December 31, 2008, the divestiture of our Canadian practice in the second quarter of 2009 and a decrease in business activity in our other European subsidiaries period over period.  There was an increase in business activity in Asia Pacific in the nine months ended September 30, 2009 compared to the same period in 2008 due to our expansion into Hong Kong during the fourth quarter of 2008.

Cost of services

The decreases in direct costs for each of the three and nine months ended September 30, 2009 compared to the same periods in 2008 resulted from reductions in headcount of 11.6% and 6.9%, respectively, in connection with our 2008 and 2009 restructuring activities and through voluntary attrition.  Decreased salary costs for professional staff and decreased compensation earned by at-risk and gross margin model experts, due to lower revenues, were partially offset in each period by increased salary and related costs for newly hired experts on the salary/bonus compensation model.  Also offsetting the decrease in direct costs for the three and nine months ended September 30, 2008 compared to the same periods in 2009 was an increase in signing, retention and performance bonus amortization of $0.3 million and $0.7 million, respectively due to the capitalization of bonuses and the resulting additional amortization since September 30, 2008.  We granted approximately 0.7 million and 1.2 million restricted stock units to certain experts in September 2009 and May 2008, respectively, under a new equity initiative implemented during the second quarter of 2008, which has resulted in a $0.1 million increases in equity compensation expense for the nine months ended September 30, 2009 compared to the same period in 2008, partially offset by decreases due to employee terminations.

Reimbursable costs decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the three month and nine month periods ended September 30, 2009 compared to the same periods in 2008.

Gross margin

The 7.8% decrease in our gross margin to 24.1% in the three month period ended September 30, 2009 compared to 32.2% in the same period in 2008 was primarily due to a 27.7% decrease in fee-based revenues, net without a proportional decrease in our direct costs.  The decrease in direct costs included a $10.6 million decrease in expert and professional staff compensation due to the 168 terminations as a result of our fourth quarter 2008 and second and third quarter 2009 restructuring activities, which was partially off-set by the increased costs associated with 53 new hires, net of voluntary attrition since September 30, 2008.

The 8.7% decrease in our gross margin to 23.5% in the nine months ended September 30, 2009 compared to 32.2% in the same period in 2008 was primarily due to a 25.9% decrease in fee-based revenues net, without a proportional decrease in direct costs.  The decrease in direct costs included a $27.9 million decrease in expert and professional staff compensation, which includes the decreased costs related to the 168 terminations as a result of our fourth quarter 2008 and second and third quarter 2009 restructuring activities and the increased costs associated with 53 new hires, net of voluntary attrition since September 30, 2008. Also partially offsetting the net decrease was a $0.8 million increase in signing, retention and performance bonus amortization and equity-based compensation.

Segment results

Economics Services

The following table sets forth the revenues, cost of services, gross profit and gross margins, and certain operating metrics for our Economic Services segment for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$24,808	$36,658	$(11,850)	-32.3%	$81,100	$114,280	$(33,180)	-29.0%
Reimbursable revenues	765	745	20	2.7%	2,379	3,558	(1,179)	-33.1%
Revenues	25,573	37,403	(11,830)	-31.6%	83,479	117,838	(34,359)	-29.2%
Direct costs	18,598	23,525	(4,927)	-20.9%	58,393	74,557	(16,164)	-21.7%
Reimbursable costs	752	945	(193)	-20.4%	2,607	3,818	(1,211)	-31.7%
Cost of services	19,350	24,470	(5,120)	-20.9%	61,000	78,375	(17,375)	-22.2%
Gross profit	$6,223	$12,933	$(6,710)	-51.9%	$22,479	$39,463	$(16,984)	-43.0%
Gross margin	24.3%	34.6%		-10.3%	26.9%	33.5%		-6.6%

Billable headcount, period average	246	296	(50)	-16.9%	262	301	(39)	-13.0%
Average billable rate	$349	$358	$(9)	-2.5%	$354	$364	$(10)	-2.7%
Jr./Sr. staff paid utilization rate	64.6%	78.2%		-13.6%	66.7%	77.7%		-11.0%

Estimate of unrealizable revenue	$1,138	$1,067	$71	6.7%	$2,772	$4,743	$(1,971)	-41.6%
% of gross fee-based revenue	4.4%	2.8%		1.6%	3.3%	4.0%		-0.7%

Revenues

The decrease in fee-based revenues, net for the three months ended September 30, 2009 compared to the same period in 2008 was primarily the result of a 16.9% decrease in the average billable headcount, a 13.6% decrease in the staff paid utilization rate and a 2.5% decrease in the average billable rate.  Average billable headcount decreased by 50 for the three months ended September 30, 2009 compared to the same period in 2008 due primarily to our 2008 and 2009 restructuring activities and voluntary attrition.  The decrease in the average billable rate was caused by a shift to lower billing rate experts, and to a lesser extent, decreases of 21% and 11% in the average exchange rates of the British pound sterling and the Eurodollar, respectively.

The decrease in fee-based revenues, net for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily the result of a 13.0% decrease in the average billable headcount, an 11.0% decrease in the staff paid utilization rate and a 2.7% decrease in the average billable rate.  Average billable headcount decreased by 39 for the nine months ended September 30, 2009 compared to the same period in 2008 due primarily to our 2008 and 2009 restructuring activities and to voluntary attrition.  The decrease in the average billable rate was caused by a shift to lower billing rate experts, and to a lesser extent, decreases of 21% and 11% in the average exchange rates of the British pound sterling and the Eurodollar, respectively.

The $0.1 million increase in our estimate of unrealizable revenue for the three months ended September 30, 2009 was primarily the result of an increase in our historical trailing 12 months write off percentage, which is the basis of our estimate, partially offset by the decrease in our gross fee-based revenue.  The $2.0 million decrease in our estimate of unrealizable revenue for the nine months ended September 30, 2009 was primarily due to a decrease in our gross fee-based revenues and a decrease in our historical trailing 12 months write off percentage.

Reimbursable revenues decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the nine month period ended September 30, 2009 compared to the same period in 2008.

Cost of services

The decrease in direct costs in the three months ended September 30, 2009 compared to the same period in 2008 was due to a $5.0 million, or 24.2%, decrease in expert and professional staff compensation, partially offset by a $0.1 million increase in non-cash compensation, which consists of bonus amortization and stock-based compensation expense.  The decrease in expert and professional staff compensation was primarily due to lower billable headcount as a result of our 2008 and 2009 restructuring activities and voluntary attrition, and lower compensation earned by at-risk experts, due to lower revenues.  Signing, performance and retention bonus amortization increased $0.2 million due to the capitalization of bonuses and the resulting additional amortization since September 30, 2008. Offsetting this increase was a $0.1 million decrease in equity-based compensation expense due to the termination of certain experts with restricted stock grants since September 30, 2008.

The decrease in direct costs in the nine months ended September 30, 2009 compared to the same period in 2008 was due to a $16.6 million or 25.0% decrease in expert and professional staff compensation partially offset by a $0.4 million or 5.3% increase in non-cash compensation.  The decrease in expert and professional staff compensation was primarily due to lower billable headcount as a result of our 2008 and 2009 restructuring activities and voluntary attrition, and lower compensation earned by at-risk experts.  The $0.6 million increase in signing, performance and retention bonus amortization was due to the capitalization of bonuses and the resulting additional amortization since September 30, 2008.

Reimbursable costs decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the nine month period ended September 30, 2009 compared to the same period in 2008.

Gross margin

The 10.3% decrease in our gross margin to 24.3% in the three months ended September 30, 2009 compared to 34.6% in the same period of 2008 was primarily due to a 32.3% decrease in fee-based revenues, net and a 20.9% decrease in direct costs.  The $4.9 million decrease in direct costs reflected a $5.0 million decrease in expert and professional staff compensation partially offset by a net increase of $0.1 million in non-cash compensation.

The 6.6% decrease in gross margin to 26.9% in the nine months ended September 30, 2009 compared to 33.5% in the same period of 2008 was primarily due to a 29.0% decrease in fee-based revenues net and a 21.7% decrease in direct costs.  The $16.2 million decrease in direct costs reflected a $16.6 million decrease in expert and professional staff compensation, partially offset by a net increase of $0.4 million in non-cash compensation.

Finance and Accounting Services

The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Finance and Accounting Services segment for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$35,384	$46,563	$(11,179)	-24.0%	$108,478	$141,471	$(32,993)	-23.3%
Reimbursable revenues	1,766	2,084	(318)	-15.3%	4,940	6,322	(1,382)	-21.9%
Revenues	37,150	48,647	(11,497)	-23.6%	113,418	147,793	(34,375)	-23.3%
Direct costs	26,518	32,056	(5,538)	-17.3%	84,451	95,372	(10,921)	-11.5%
Reimbursable costs	1,760	2,113	(353)	-16.7%	5,096	6,251	(1,155)	-18.5%
Cost of services	28,278	34,169	(5,891)	-17.2%	89,547	101,623	(12,076)	-11.9%
Gross profit	$8,872	$14,478	$(5,606)	-38.7%	$23,871	$46,170	$(22,299)	-48.3%
Gross margin	23.9%	29.8%		-5.9%	21.0%	31.2%		-10.2%

Billable headcount, period average	449	490	(41)	-8.4%	470	486	(16)	-3.3%
Average billable rate	$280	$319	$(39)	-12.2%	$283	$320	$(37)	-11.6%
Jr./Sr. staff paid utilization rate	70.1%	72.9%		-2.8%	68.6%	72.1%		-3.5%

Estimate of unrealizable revenue	$1,962	$1,687	$275	16.3%	$5,998	$6,117	$(119)	-1.9%
% of gross fee-based revenue	5.3%	3.5%		1.8%	5.2%	4.1%		1.1%

Revenues

The decrease in fee-based revenues, net for the three months ended September 30, 2009 compared to the same period in 2008 was primarily the result of a 12.2% decrease in the average billable rate and an 8.4% decrease in average billable headcount. The average billable headcount decreased by 41 for the three months ended September 30, 2009 compared to the same period of 2008. This decrease reflects the 91 terminations in connection with our 2008 and 2009 restructuring activities and the divestitures of a portion of our practice in Milan, Italy effective December 31, 2008 and our Canadian practice in the second quarter of 2009 that were offset by 50 new hires during the period between September 30, 2008 and September 30, 2009, net of attrition. The decrease in the average billable rate was caused by decreases of 21% and 11% in the average exchange rates of the British pound sterling and the Eurodollar, respectively, as well as a shift to lower bill rate experts.

The decrease in fee-based revenues, net for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily the result of an 11.6% decrease in the average billable rate and a 3.3% decrease in average billable headcount.  While the average billable headcount decreased by 16 for the nine months ended September 30, 2009 compared to the same period of 2008, the 91 terminations in connection with our 2008 and 2009 restructuring activities and the divestitures of a portion of our practice in Milan, Italy effective December 31, 2008 and our Canadian practice in the second quarter of 2009 were largely offset by new hires during the period between September 30, 2008 and September 30, 2009, net of attrition. The decrease in the average billable rate was caused by decreases of 21% and 11% in the average exchange rates of the British pound sterling and the Eurodollar, respectively, as well as a shift to lower bill rate experts.

The $0.3 million increase in our estimate of unrealizable revenue for the three months ended September 30, 2009 was primarily the result of an increase in our historical trailing 12 months write off percentage, which is the basis of our estimate, substantially offset by the decrease in our gross fee-based revenue.  The $0.1 million decrease in our estimate of unrealizable revenue for the nine months ended September 30, 2009 was primarily due to a decrease in our gross fee-based revenues and a decrease in our historical trailing 12 months write off percentage.

Reimbursable revenues decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the three month and nine month periods ended September 30, 2009 compared to the same periods in 2008.

Cost of services

The decrease in direct costs for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to a $5.6 million decrease in expert and professional staff compensation, partially offset by a $0.1 million increase in non-cash bonus amortization.  The $5.6 million net decrease in expert and professional staff compensation was primarily due to decreased salary costs related to the 91 terminations resulting from our fourth quarter 2008 and second and third quarter 2009 restructuring activities, offset by the increased costs associated with new hires, net of voluntary attrition since September 30, 2008, as well as decreased compensation earned by at-risk experts due to lower revenues. The $0.1 million increase in signing, performance and retention bonus amortization is primarily due to the payment of additional retention bonuses to certain experts since September 30, 2008, partially offset by decreases due to the terminations of other experts.

The decrease in direct costs for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a $11.3 million decrease in expert and professional staff compensation and partially offset by a $0.3 million increase in non-cash equity based compensation and bonus amortization.  The $11.3 million decrease in expert and professional staff compensation was primarily due to decreased salary costs related to the terminations resulting from our fourth quarter 2008 and second and third quarter 2009 restructuring activities, partially offset by the increased costs associated with new hires, net of voluntary attrition since September 30, 2008, as well as decreased compensation earned by at-risk experts due to lower revenues. The $0.3 million increase in equity-based compensation is primarily due to expense associated with restricted stock grants made to certain experts on May 15, 2008, as well as other grants made since September 30, 2008.

Reimbursable costs decreased primarily due to fewer matters and lower out-of-pocket expenses for matters worked on during the three month and nine month periods ended September 30, 2009 compared to the same periods in 2008.

Gross margin

The 5.9% decrease in the gross margin to 23.9% in the three months ended September 30, 2009 from 29.8% in the same period of 2008 is primarily due to a 24.0% decrease in fee-based revenues, net with a 17.3% decrease in direct costs.  The $5.5 million decrease in direct costs includes a $5.6 million decrease in expert and professional staff compensation related to the 91 terminations in the fourth quarter 2008 and second and third quarter 2009, partially offset by the increased costs associated with new hires, net of voluntary attrition, since September 30, 2008.  Also, there was a $0.1 million increase in signing, retention and performance bonus amortization.

The 10.2% decrease in the gross margin to 21.0% in the nine months ended September 30, 2009 from 31.2% in the same period of 2008 is primarily due to a 23.3% decrease in fee-based revenues, net with an 11.5% decrease in direct costs.  The $10.9 million decrease in direct costs includes an $11.3 million net decrease in expert and professional staff compensation, which includes the decreased costs related to the 91 termination as a result of our fourth quarter 2008 and second and third quarter 2009 restructuring activities partially offset by the increased costs associated with new hires, net of voluntary attrition, since September 30, 2008.  Also, there was a $0.3 million increase in equity based compensation.

Operating expenses

The following table sets forth our operating expenses for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands)
General and administrative expenses	$17,518	$21,831	$(4,313)	-19.8%	$55,125	$65,297	$(10,172)	-15.6%
Depreciation and amortization	1,239	1,498	(259)	-17.3%	3,849	4,459	(610)	-13.7%
Other impairments	8,719	—	8,719	—	9,939	—	9,939	—
Restructuring charges	4,019	—	4,019	—	5,479	—	5,479	—
Divestiture charges	124	—	124	—	1,863	—	1,863	—
Total operating expenses	$31,619	$23,329	$8,290	35.5%	$76,255	$69,756	$6,499	9.3%

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

Our results for the three and nine months ended September 30, 2009 include a $2.8 million stock-based compensation expense recovery related to previously recognized expense on the unvested portion of certain 7-year cliff vesting options due to the termination of employment of one of our experts in August 2009.  Offsetting this expense recovery was the accelerated expense of $0.6 million related to the voluntary surrender of stock options to purchase approximately 192,000 shares of common stock previously granted.

In response to the ongoing economic downturn, we continued implementing cost cutting measures to reduce our general and administrative expenditures. We eliminated 20 administrative staff positions during the three months ended September 30, 2009, for a total of 78 positions eliminated since September 30, 2008.  We implemented salary reductions and eliminated certain employee benefits, reduced our office space in four locations, and further reduced discretionary spending.  As a result of our 2008 and 2009 cost cutting measures and headcount reductions, our general and administrative expenses decreased as follows from the third quarter of 2008 to the same period in 2009:  a $0.6 million, or 7.3%, decrease in base compensation and benefit costs; a $1.2 million, or 89.7%, decrease in recruiting expenses due to decreased hiring activities; a $0.7 million, or 43.7%, decrease in marketing costs, including events and conferences; and a $0.7 million decrease in consulting, temporary staff fees and other outside services.  These decreases were partially offset by $0.9 million of acquisition costs related to the proposed SMART merger.

The decrease in general and administrative expenses for the nine months ended September 30, 2009 compared to the same period in 2008 resulting from cost cutting measures and headcount reductions were as follows: a $1.6 million, or 6.9%, decrease in base compensation and benefit costs; a $2.5 million, or 69.3%, decrease in recruiting expenses due to decreased hiring activities; a $1.0 million, or 50.9%, reduction in travel expenses for corporate and business development purposes; a $1.9 million, or 35.4%, decrease in marketing costs, including events and conferences; a $0.8 million decrease in consulting, temporary staff and other outside services; and a $0.9 million reduction in communication, supplies, computer expenses and other operating expenses. These reductions were partially offset by $0.9 million of acquisition costs related to the proposed merger.

The decrease in depreciation and amortization for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to the impairment of certain intangible assets recognized in the fourth quarter of 2008.

In the three months ended September 30, 2009, we recognized other impairment charges totaling $8.7 million, of which $5.9 related to the write-off of unearned bonuses for certain experts terminated during the period, $1.4 million of net charges related to the impairment of two specific client receivables which have been the subject of arbitration proceedings for over a year, $0.9 million related to certain prepaid expenses which we considered unrecoverable, and $0.5 million related to other asset write-offs.  We determined that the two specific client receivables were impaired based primarily on the length of time these amounts have been outstanding and the lack of favorable developments in the arbitration proceedings. The impairment charge represents the gross amount of these receivables, net of recoveries from the at-risk experts who originally worked on these matters.

In the second quarter of 2009, we recognized other impairment charges totaling $1.2 million, of which $1.1 million was related to certain prepaid costs which we considered unrecoverable and $0.1 million was related to other asset write-offs, bringing the total impairment charges for the nine months ended September 30, 2009 to $9.9 million, compared to zero in the same period of 2008.

In the three months ended September 30, 2009, we executed restructuring actions intended to further rationalize our cost structure with current business and market conditions.  These actions included a workforce reduction of 71 billable headcount and 20 administrative staff, as well as an adjustment to the compensation structure of 36 of our billable headcount and 9 administrative staff and the elimination of certain employee benefits. The workforce reduction was mostly composed of involuntary terminations, but also included voluntary terminations that were not replaced.  We also reduced our office space in four locations.  Net restructuring charges in the three months ended September 30, 2009 totaled $4.0 million and was composed of $1.0 million of one-time terminations benefits, primarily severance payments, $1.0 million of write-offs of draw deficits and unearned signing and retention bonuses of involuntary terminated employees, and $2.0 million of lease termination costs.

Restructuring charges in the nine months ended September 30, 2009 totaled $5.5 million and was composed of $2.2 of one time termination benefits, primarily severance payments, $1.3 million related to the write-off of draw deficits and unearned signing and retention bonuses of involuntarily terminated employees, and $2.0 of lease termination. Our 2009 restructuring actions include a workforce reduction of 133 billable headcount and 41 administrative staff, as well as adjustments to the compensation structure of 45 of our billable headcount and 30 administrative staff and the suspension of certain benefits. The workforce reduction was mostly composed of involuntary terminations, but also included voluntary terminations that were not replaced.  We also reduced our office space in four locations.

In the nine months ended September 30, 2009, divestiture charges of $1.9 million included a loss on divestiture of our Canadian practice of $1.7 million and $0.2 million of transaction costs related to the February 2009 divestiture of a portion of our practice in Milan, Italy.  On May 31, 2009, we executed a sales agreement to transfer most of the assets of our Canadian subsidiary, net of certain liabilities totaling $1.7 million, to a former employee for $0.6 million in cash.  We paid severance to terminated Canadian employees and transaction costs totaling $0.7 million during the nine months ended September 30, 2009 which was recorded as divestiture charges. The cash flows from our Canadian practice were not material to our consolidated revenues, gross profit, or results of operations.

Interest income, interest expense and other expenses, net

The following table sets forth our interest income, interest expense and other expense, net for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands)
Interest income	$32	$113	$(81)	-71.7%	$122	$350	$(228)	-65.1%
Interest expense	(659)	(122)	(537)	440.2%	(1,617)	(533)	(1,084)	203.4%
Other expense, net	(135)	(716)	581	-81.1%	(581)	(1,233)	652	-52.9%

The increase in interest expense in the three month and nine month periods ended September 30, 2009 compared to the same periods in 2008 is due to higher borrowings on our line of credit and a higher interest rate as well as increased loan fee amortization costs due to amendments made to our line of credit in the first quarter of 2009.  Our interest income decreased due to lower cash balances in interest bearing accounts.  The decrease in other expense in the three and nine months ended September 30, 2009 compared to the same periods in 2008 is primarily due to lower net mark-to-market losses on our deferred compensation plan assets and liabilities.

Income taxes

Our income tax benefit or expense for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
	($ in thousands)
Income tax expense	$47,393	$1,362	$46,031	3379.7%	$42,948	$5,870	$37,078	631.7%

We account for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes. Our estimated annual tax rate is determined based on estimated worldwide pre-tax income, permanent differences and tax credits, and is reviewed quarterly to determine if actual results and our forecast of annual pre-tax income require a modification to the estimated rate.

Our deferred tax assets an generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangibles which were impaired for financial statement purposes during 2008.  Tax amortization from these assets, if not offset with current taxable income, would create a net operating loss with a 20-year carryforward period for federal tax purposes.  During the third quarter of 2009, we reviewed our deferred tax assets, as well as projected taxable income, for recovery using the “more likely than not” approach by assessing the available evidence surrounding its recoverability.  We considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes a net loss for the year ended December 31, 2008 and a net loss for the nine months ended September 30, 2009.  Even though we project income in future years, based upon past losses, the current economic environment, and the difficulty of accurately projecting income, we determined that it was “more likely than not” that our deferred tax assets may not be realized. Consequently, a full valuation allowance of $53.0 million has been recorded for the nine month period ended September 30, 2009, against our deferred tax assets.  In future years, if we begin to generate taxable income and our management determines that the deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal.

We estimate that our annual effective tax rate for 2009, excluding non-recurring income tax charge of $53.0 million during the current period, will be 32.0%, which is a decrease from the prior year estimated effective tax rate of 40.6%. The change in the income tax (benefit) expense from the three months ended September 30, 2009 compared to the same period in 2008 is primarily due to the net loss from operations during the three month and nine month periods ended September 30, 2009 and a change in our estimated 2009 effective tax rate.  The primary reason for this rate change is due to a projected loss for the year in Canada due to the $1.7 million divestiture charge for which no tax benefit is being taken, as we do not expect future operating income in Canada.  Also contributing to the change in our estimated rate is the anticipated impact of permanent items on our revised 2009 operating forecast and the expected utilization of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our current sources of liquidity are our cash on hand, cash generated by operations, including the timely collection of our billed receivables, and our revolving credit facility (the “Facility”). As of September 30, 2009, we had $7.2 million in cash and cash equivalents, primarily held in money market accounts. Our primary financing need will continue to be funding our operations, including our payroll related costs, current operating lease commitments, performance bonuses, performance-based purchase price payments related to prior acquisitions, and funding retention and signing bonuses and strategic acquisitions. Important elements of our business include the retention of key experts, the recruitment of additional experts and professional staff, our expansion into new geographic and service areas and the completion of our proposed merger with SMART. We expect to continue to recruit and hire experts and professional staff in order to deepen our existing service offerings through a mix of individual hires, group hires and acquisitions.

Revolving credit facility

As of September 30, 2009, we had $16.0 million in outstanding borrowings under our Facility and $1.6 million in outstanding letters of credit. The effective interest rate was 6.25%. As of September 30, 2009, the Facility provided for maximum borrowings up to $100 million, of which $25 million was available for letters of credit. Borrowings under the Facility are guaranteed by LECG Corporation and its domestic subsidiaries. The Facility expires in December 2011.

On November 4, 2009, we executed the fifth amendment to the Facility to provide a waiver for the potential non-compliance with two of the financial covenants (the fixed charge coverage ratio at September 30, 2009, and the ratio of Adjusted EBITDA to aggregate signing and performance bonuses in the 12 months ended September 30, 2009), and to make other modifications to the terms of the Facility. As a result of the fifth amendment, the following changes were made to the terms of the Facility: (i) until further notice from the lenders, the additional margin over the base interest rate on amounts outstanding was set at 450 basis points for Eurocurrency loans and letters of credit, and set at 350 basis points for other loans (having previously been a range of 250 to 450 basis points, based on the level of debt to adjusted EBITDA) and the unused commitment fee was set at 0.60% (having previously been a range of 0.50% to 0.60%); (ii) the covenant to maintain a total debt to adjusted EBITDA ratio was revised to require a ratio of less than 2.50 to 1.00 for any computation period ending prior to December 31, 2009, and to require a ratio of less than 2.00 to 1.00 for computation periods ending on December 31, 2009 and thereafter (having previously been a ratio of less than 2.5 to 1.0); (iii) the limitations on the total amount of signing and performance bonuses that may be paid within a rolling 12 month period were modified to be less restrictive for 2009 and the first two quarters of 2010; (iv) the minimum required fixed charge coverage ratio was reduced to be 1.25 to 1.00 for the fourth quarter of 2009, 1.50 to 1.00 for the first quarter of 2010, 1.75 to 1.00 for the second quarter of 2010, and 2.00 to 1.00 for the third quarter of 2010 and thereafter (having previously been 2.00 to 1.00 for those quarterly periods); (v) the definitions of EBIT and Adjusted EBITDA were modified to allow for the restructuring charges in the third quarter of 2009 and related cash uses; and (vi) we agreed to a reduction in the commitment amount under the Facility to $75 million.  We paid $0.4 million in fees in the fourth quarter of 2009 related to the fifth amendment.

The lenders continue to hold a security interest in our accounts receivable and other personal property. The borrowing capacity under the Facility continues to be limited to 80% of our domestic billed receivables that are aged less than 120 days until we achieve a certain level of financial performance, as defined in the fourth amendment; and as of September 30, 2009, our borrowing capacity under the Facility is effectively limited to $29.2 million. The Facility continues to include other customary financial and non-financial covenants, including asset, leverage and debt coverage ratios, as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period..

Maintaining compliance with these covenants is critical to our operations. The continued economic downturn adds uncertainty to our anticipated revenue levels as shown by declines in our revenue during the fourth quarter of 2008 and the first and third quarters of 2009. We have executed a number of restructuring actions in response to these revenue declines. Should revenue declines continue or other unforeseen adverse developments occur, we would seek to remain in compliance with the debt covenants through further restructuring actions.

Cash flows

	Nine months ended September 30,
	2009	2008	Change
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(19,127)	$(2,566)	$(16,561)	645.4%
Investing activities	(7,099)	(6,539)	(560)	8.6%
Financing activities	13,787	149	13,638	9153.0%
Effect of exchange rates on changes in cash	175	(341)	516	-151.3%
Net decrease in cash and cash equivalents	$(12,264)	$(9,297)	$(2,967)	31.9%

Operating activities

The $16.6 million increase in cash used in operations over the prior period was the result of changes in our earnings and in the timing and amounts of working capital used during the respective periods.  Significant uses of cash in our operations in the nine months ended September 30, 2009 were: a $74.9 million net loss, an $11.9 million decrease in accrued compensation, $9.8 million of signing, retention and performance bonuses paid during the period, a $1.7 million decrease in accounts payable and other accrued liabilities, and a $6.4 million increase in income taxes receivable. Off-setting these cash uses was the add-back of $85.7 million of non-cash expenses including $53.0 million of deferred income tax expense.

For the nine months ended September 30, 2008, significant uses of cash in our operations was an $8.4 million increase in our accounts receivable, $15.0 million paid for signing, retention and performance bonuses during the period, a $3.7 million net decrease in accrued compensation, accounts payable and other accrued liabilities, a $3.9 million increase in other assets, and a $1.6 million decrease in income taxes.  The increase in other assets during the reported period was primarily related to the $3.3 million made to the Argentine tax authority, which was recorded as a non-current other asset. See Note 8, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information related to this payment. Offsetting these uses of cash were net income of $8.6 million and the add-back of $24.7 million of non-cash expenses.

Investing activities

The $0.6 million increase in cash used in investing activities over the prior period was primarily related to the $2.6 million divestiture payments, net of cash receipts in connection with the divestiture of a portion of our Milan, Italy practice and our Canadian practice, partially offset by a $0.9 million decrease in business acquisition payments year over year as outlined in the table below (in thousands):

	Nine months ended September 30,
	2009	2008
Additional acquisition related payments:
Mack Barclay	$—	$2,300
Lancaster	738	240
Neilson Elggren	1,007	1,510
Bates	1,850	—
Cook	—	171
LRTS	290	515
Total acquisition related payments	$3,885	$4,736

Investing activities in the nine months ended September 30, 2009 and 2008, included investments in property and equipment of $1.1 million and $2.2 million, respectively, primarily related to hardware and software additions. Investing activities in each of the nine months ended September 30, 2009 and 2008 also included $0.4 million of payments received on our note receivable in connection with the sale of our wholly-owned subsidiary SVEWG, Inc. on December 31, 2007.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was $13.8 million, consisting primarily of $43.0 million of borrowings under our revolving line of credit offset by principal repayments of $27.0 million, and $2.2 million of loan fees paid in connection with amendments to our revolving line of credit in the first quarter of 2009.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $0.1 million, and included $55.0 million of borrowings under our revolving line of credit offset by repayments of $55.0 million.

Effect of exchange rates on changes in cash

The $0.2 million favorable effect in the nine months ended September 30, 2009 resulted from the translation of cash balances held in foreign locations that were primarily denominated in British pound sterling and Euros at higher exchange rates relative to the US dollar at December 30, 2008 compared to December 31, 2008.

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

In May 2009, we entered into an amendment to the Secura Group, LLC (“Secura”) asset purchase agreement to settle certain contingent obligations to the former sellers.  As a result, we will make guaranteed payments totaling $1.8 million, of which $1.7 million is due December 31, 2009 and $0.1 million is due March 1, 2011.  The original asset purchase agreement with Secura required an additional purchase price payment of up to $2.5 million, if certain performance targets were achieved through December 2010. These performance targets required the achievement of a compound annual growth rate of revenue greater than 7% and a 40% cumulative gross margin from February 2007 to December 2010.  Secura had significantly exceeded these performance targets from February 2007 through December 2008, with a 63% compound annual growth rate and a 56% cumulative gross margin.  As a result, we negotiated a settlement with the former sellers totaling $1.8 million, which was approximately $0.7 less that the projected pay-out.  We recorded this additional payment as goodwill based primarily on Secura significantly exceeding its original revenue and margin forecasts as of December 31, 2008 and on the strength of the group’s operating results which continued to exceed that of the other FAS components through the date of the settlement agreement in May 2009.

The following table summarizes commitments in connection with our acquisitions as of September 30, 2009 (in thousands):

		Accrued
		purchase		Date
		price	Potential	of final
	Acquisition	payable at	Remaining	or potential
	Date	9/30/2009 (1)	payments (2)	payments (3)

Secura	Mar-07	$1,800	$—	Mar-11
Mack Barclay	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$2,855	$1,500

(1)           Included in “Payable for business acquisitions” on our Condensed Consolidated Balance Sheet.

(2)           Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

(3)           Represents final date of any payment or potential payment.

Significant expert retention and performance bonus contingencies

In July, September and November 2009, we entered into amended employment agreements with several experts and we made or committed to make the following retention payments or performance related payments if certain criteria are achieved at various measurement periods from 2010 to 2015. All such retention and performance payments will only be made if the expert is an employee of the Company on the payment date and are subject to amortization and potential repayment if the expert voluntary terminates or is terminated for cause, generally from the time the payment is made through 2017. The table below presents the potential payments due by the years ending December 31 (in thousands):

Year	Retention	Performance	Total
2009	$1,500	$—	$1,500
2010	8,000	4,000	12,000
2011	500	3,300	3,800
2012	500	2,100	2,600
2013	500	5,350	5,850
Thereafter	—	1,750	1,750
Total	$11,000	$16,500	$27,500

Tax contingencies

In 2007 the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004 and its withholding tax return for 2005. In connection with this audit, the AFIP issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, our U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by our personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by our personnel outside of LECG BA. In 2008, we elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We have recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.

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

Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on our U.S. tax return and would result in a deferred tax asset on our Condensed Consolidated Balance Sheets, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. We believe that we properly reported these transactions in our Argentine tax returns and have assessed that our position in this matter will be sustained. Accordingly, we have not recognized any additional tax liability in connection with this matter at September 30, 2009.

Future needs

The continued economic downturn adds uncertainty to our anticipated revenue and earnings levels and to the timing of cash receipts which are needed to support our operations. In addition, cash payments for signing, retention and performance bonuses, and recruiting fees and performance-based acquisition payments could affect our cash needs, as we anticipate the continued use of signing, retention and performance bonuses to recruit and retain expert talent, but the timing of those events and opportunities cannot be predicted. These cash needs have historically caused us to utilize our Facility throughout the year. The current economic downturn may result in our need to utilize the Facility more frequently and to a greater degree than we did historically. During the nine months ended September 30, 2009, our maximum borrowing under the Facility at any one time was $22.0 million. As previously discussed, amendments to our Facility in the first quarter of 2009 and the most recent amendment on November 4, 2009 were necessary for us to maintain future compliance based on expected operating results in 2009, and include certain limitations to our borrowing capacity under the Facility, which was limited to $29.2 million at September 30, 2009.  Further information regarding the first quarter of 2009 amendments to the Facility is provided in our Quarterly Report on Form 10-Q for the three month period ended March 30, 2009.  Also, we initiated a series of restructuring actions beginning in the fourth quarter of 2008 and again in the second and third quarters of 2009, that were designed to reduce and better align our costs with current business conditions and revenue levels. We believe funds generated by our operations, including our ability to collect our outstanding billed receivables, and the amounts available to us under our amended Facility will provide adequate cash to fund our anticipated cash needs for at least the next twelve months. However, it may be necessary to implement further cost reductions to ensure that our cash needs are met for at least the next twelve months if our revenues decrease from their current levels.

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

Our investment policy requires us to invest funds in excess of current operating requirements. As of September 30, 2009, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Interest rate risk

Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature and interest on our short-term borrowings is based on the greater of the prime rate plus 3.5%, the federal funds rate plus 4.0% or the Eurocurrency rate plus 5.5%. Due to the nature of our short-term investments and borrowings, we have concluded that we do not have material interest rate risk exposure.

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

Currency risk

We currently have operations in Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation gain of approximately $0.9 million in the nine months ended September 30, 2009. Our realized foreign transaction gains and losses were immaterial in the three and nine months ended September 30, 2009.

At September 30, 2009, we had U.S. dollar equivalents of approximately $5.3 million in net assets with a Eurodollar functional currency, $6.3 million in net assets with an Argentine peso functional currency, $5.1 million in net assets with a British pound sterling functional currency, $1.2 million in net assets with a New Zealand dollar functional currency, $2.0 million in net liabilities with a Hong Kong dollar functional currency and $0.9 million in net liability with a Canadian dollar functional currency.

If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in internal controls over financial reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management concluded that there was no such change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Set forth below are certain risks and uncertainties that affect our business and that could cause our actual results to differ materially from the results contemplated by forward-looking statements we may make in our press releases, conference calls and other communications with our investors, and in our reports filed with the Securities and Exchange Commission, including those contained in this Report. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline, and stockholders may lose all or part of their investment. The markets and economic environment in which we compete is constantly changing, and it is not possible to predict or identify all the potential risk factors.  In addition, the proposed merger with Smart Business Holdings, Inc. introduces further risks and uncertainties that could affect our business. We incorporated by reference the risk factors set forth under the caption “Risk Factors,” beginning on page 21 of the preliminary proxy statement on Schedule 14A that we filed with the Security Exchange Commissions on October 30, 2009. Additional risks and uncertainties not presently known to us or that we do not currently consider to be material could also impair our operations.

We are dependent on retaining our experts to keep our existing clients and ongoing and future projects, and our financial results and growth prospects could suffer if we are unable to successfully attract and retain our experts and professional staff.

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 11% and 13% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. If any of these individuals, our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

In the second and third quarters of 2009, the fourth quarter of 2008, and in 2007 we implemented a number of restructuring actions intended to better align our cost structure with current business levels and market conditions. In connection with the restructuring actions, we incurred charges totaling $5.5 million during the second and third quarter of 2009, $6.4 million during the fourth quarter of 2008 and $10.7 million during 2007, respectively. These charges included one-time termination benefits, write-offs of unearned signing bonuses, lease termination costs and other costs. As a result of these restructuring actions, our fee-generating head count was reduced, and the employment of some experts and professional staff with unique skills was terminated. In the future, other experts and employees may leave our company voluntarily due to the uncertainties associated with our business environment and their job security, and we have experienced and may continue to experience morale issues. In addition, we may lose revenue and miss opportunities to generate revenue and we may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

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

In accordance with the provisions of FASB ASC. 350, Goodwill and Other Intangible Assets, we test goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. We conduct testing for impairment during the fourth quarter of each year using an October 1st measurement date. Various uncertainties, including changes in business trends, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets. For example, we recorded a goodwill impairment charge of $118.8 million and other impairment charges of $5.4 million for the year ended December 31, 2008. Although any such impairment charge would be a non-cash expense, further impairment of our intangible assets could materially increase our expenses and reduce our results of operations.

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

Over the past several years we experienced significant growth in the number of our experts and professional staff. We also expanded our practice areas and opened offices in new locations. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. In 2009, 2008 and 2007, we recognized restructuring charges of $5.5 million, $6.4 million and $10.7 million, respectively, primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past three years. We also closed 11 facilities from 2007 to 2009 and consolidated office spaces in four locations during the third quarter of 2009. From 2006 to 2008, we experienced increased and sometimes unplanned selling, general and administrative costs.

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

Our business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 27% and 23% of our billings in the nine months ended September 30, 2009 and 2008, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 16% and 19% of our billings in the nine months ended September 30, 2009 and 2008, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

We currently have operations in Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 18% and 23% in the nine months ended September 30, 2009 and 2008, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We have been involved in a tax dispute with the Argentine tax authority since 2007 regarding a potential income tax deficiency related to our 2003 and 2004 tax returns and a withholding tax deficiency in connection with our 2005 withholding tax return totaling approximately $3.3 million, which includes potential interest if our position is not ultimately sustained. We paid this amount and filed an appeal with the tax authorities, objecting to their position and requesting a refund.  On April 8, 2009, we were notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, we may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, based on the results of the completed audit discussed above, we may receive additional notices for assessments of additional income taxes, penalties, and interest related to our 2005 and 2006 income tax returns and withholding taxes, penalties, and interest payments made to the U.S. parent company to settle intercompany balances from June 2005 to December 2007.

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
2.1(1)

Agreement and Plan of Merger, dated August 17, 2009, by and among LECG Corporation, Red Sox Acquisition Corporation, Red Sox Acquisition LLC, Smart Business Holdings, Inc. and, solely for purposes of articles 2A, 5 and 7 and Section 4.20, Great Hill Equity Partners III, LP

3.1(a)*	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect
3.2*	Bylaws of LECG Corporation
3.4*	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
3.6*	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
4.1*	Form of the Registrant’s Common Stock Certificate
10.62(2)	Stock Purchase Agreement (with Certificate of Designation) dated August 17, 2009, by and among LECG Corporation, Great Hill Equity Partners III, LP, and Great Hill Investors, LLC
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002for principal executive officer
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002for principal financial officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-108189), as amended.
(1)	Incorporated by reference to exhibit 2.1 filed with Registrant’s Current Report on Form 8-K filed on August 21, 2009.
(2)	Incorporated by reference to exhibit 10.57 filed with Registrant’s Current Report on Form 8-K filed on August 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: November 6, 2009	/s/ Michael J. Jeffery
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	/s/ Steven R. Fife
Chief Financial Officer
(Principal Financial Officer)