Form 10-K
period 2009-12-31
LECG CORP
filed 2010-03-15
CIK 1192305

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 000-50464

LECG CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0569994 (I.R.S. Employer Identification Number)
2000 Powell Street, Suite 600 Emeryville, California 94608 (Address of principal executive offices including zip code)	(510) 985-6700 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The approximate aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $61,299,703* (based on the closing price for the common stock on the NASDAQ Global Select Market).

         As of March 10, 2010, there were 36,870,842 shares of the registrant's common stock outstanding.

*
Excludes the common stock held by executive officers, directors and stockholders whose ownership equals or exceeds 10% of the common stock outstanding at June 30, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

INDEX

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

        The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms "believes", "expects", "will", "could", "plans", "anticipates", "estimates", "predicts", "intends", "potential", "continue", "should", "may", or the negative of these terms or similar expressions are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) our ability to maintain and comply with the covenants under our new credit facility, (7) the cost and contribution of additional hires and acquisitions, (8) risks relating to the recent closing of our Merger with SMART and our ability to successfully integrate the service offerings, professional staff, facilities and culture of the predecessor organizations, (9) successful administration of our business and financial reporting capabilities including maintaining effective internal control over financial reporting, (10) potential professional liability, (11) intense competition, (12) risks inherent in international operations, and,(13) risks inherent in successfully transitioning and managing our restructured business. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. "Risk Factors." We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Introduction

        We provide expert services through our highly credentialed experts and professional staff whose skills and qualifications allows us the opportunity to address complex, unstructured business and public policy problems. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial environments. We conduct economic, financial, accounting and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include electronic discovery, forensic accounting, data collection, econometric modeling and other types of statistical analyses, report preparation and oral presentation at depositions. Our experts are renowned academics, former senior government officials, experienced industry leaders, technical analysts and seasoned consultants. Our clients include Fortune Global 500 corporations, major law firms and local, state and federal governments and agencies in the United States and other countries throughout the world.

        On November 13, 2003 we completed our initial public offering in which we issued 8,625,000 shares of our Common Stock at $17.00 per share and received net proceeds of $134.1 million. The entity that operated our business prior to the completion of the initial public offering was LECG, LLC, a limited liability company and wholly owned subsidiary of LECG Holding Company, LLC. Following completion of the initial public offering, the sole shareholder of LECG Holding Company, LLC was LECG Corporation ("LECG").

        Our total expert and professional staff headcount was 495 at December 31, 2003, and was 642 at December 31, 2009. Since August 2003, we have completed 12 acquisitions in order to add expert and professional staff, to expand into new practice areas, and to strengthen our existing practice areas. We have also made individual and group hires, including experienced professionals from consulting firms, government, and educational institutions.

        Our office locations expanded from 24 at December 31, 2003 to 32 at December 31, 2009, including 19 offices in the United States and 13 offices in 10 foreign countries.

Recent development—Merger with SMART

        On March 10, 2010, we completed our merger (which we refer to as the Merger) with SMART Business Holdings, Inc. (SMART), a privately held provider of business advisory services, and we received a $25.0 million cash investment from SMART's majority shareholder, Great Hill Equity Partners III, LP (which we refer to as the investment). In the Merger transaction, we acquired 100% of SMART's outstanding stock, in exchange for which we issued 10,927,869 shares of LECG common stock, and we assumed approximately $42.8 million of SMART debt. Simultaneously with the consummation of the Merger, SMART's majority shareholder, Great Hill Equity Partners III, LP, made a $25.0 million cash investment into LECG in exchange for our issuance to them of 6,313,131 shares of Series A Convertible Redeemable Preferred Stock. This stock is convertible share-for-share into LECG's common stock (equivalent to a price of $3.96 per share), and provides a 7.5% dividend payable in cash or Series A Convertible Redeemable Preferred Stock at our discretion. As a result of the issuance of the common stock and Series A Convertible Redeemable Preferred Stock, Great Hill Equity Partners III, LP owns approximately 40% of our outstanding voting shares.

        Mr. Steve Samek, the Chief Executive Officer of SMART prior to the Merger, will become our CEO before the end of March 2010. The combined entity will operate under the LECG name and continue as a publicly-traded company. The Merger will be accounted for under the purchase method of accounting.

        SMART provides business advisory, consulting, technology, accounting, compensation and benefits, tax, and transaction advisory services to a range of industry sectors including: banking and capital markets, government, healthcare, higher education, insurance/reinsurance, life sciences, manufacturing and distribution, not-for-profit and real estate. SMART is an international firm comprised of approximately 500 employees (this number includes the employees of SMART and Associates, LLP, discussed below), many of whom have either come from national or international consulting and accounting firms or industry and have held senior-level executive or director positions prior to joining SMART.

        SMART derives a significant portion of revenues from SMART and Associates, LLP (SMART LLP), which offers attestation and public accounting services for non-SEC registered companies. SMART and SMART LLP are separate and independent legal entities operating under a structured management agreement.

        As of December 31, 2009, SMART had ten office locations, including nine offices in the United States and one international office in London, United Kingdom. Its headquarters is located in Devon, PA, and its core markets include Chicago, London, New York, and Philadelphia.

LECG segments

        In 2008, we reorganized our historical practice groups and individual experts into two operating segments: Economics Services, and Finance and Accounting Services. Below is a description of our two operating segments:

  •
  Economics Services segment is composed of energy and environment, global competition, labor and employment, regulated industries, and securities sectors as follows:

  •
  Energy and environment—provides expertise in the regulated energy, environment and natural resources industries.

    •
    Global competition—offers a complete range of services on antitrust matters, including mergers and acquisitions, before courts and regulatory authorities around the world. The services involve the use of economic and statistical techniques to develop independent and objective analyses concerning issues related to merger reviews, monopolization claims, cartels, and quantification of damages. Experts in this area frequently testify before courts and appear before competition authorities in many jurisdictions around the world.

    •
    Labor and employment—provides litigation support, independent expert testimony, and business advisory services, including issues of statistical liability in discrimination, wrongful termination, and wage and hour claims.

    •
    Regulated industries—provides expertise in a broad range of regulated industries, such as telecommunications, transportation and financial claims.

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

Renowned experts

        Our experts include internationally recognized faculty and former faculty from many of the world's best universities, many of whom are also significant contributors to academic and professional literature in economics and finance. These experts specialize in areas such as antitrust, policy, complex financial damages, forensic accounting, electronic discovery, environmental damages assessment, telecommunications regulation and deregulation, bankruptcy, corporate restructuring, electricity market design, healthcare and intellectual property valuation. Many of our experts also have valuable hands-on industry experience or have worked in or with government agencies, such as the Federal Deposit Insurance Corporation, United States Department of Justice, United States Securities and Exchange Commission, United States Federal Trade Commission, Internal Revenue Service, Environmental Protection Agency, European Commission, United Kingdom's Office of Gas and Electricity Markets and national treasuries around the world. The reputations and experience of our experts drives the demand for our services.

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

Representative practice area expertise

        Our experts have specific expertise in practice areas that include competition policy/antitrust; complex damages including intellectual property, environmental claims; market and regulatory design; valuation analysis; labor and employment; forensic accounting; electronic discovery, bankruptcy and securities litigation. Many of our projects span multiple practice areas, and many of our staff work in several practice areas. We have also developed new practice areas in the past several years, such as labor and employment, bankruptcy and reorganization and securities litigation, as the issues facing our clients evolve and new business opportunities arise.

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

Representative industry expertise

        Over time we have been able to develop deep knowledge of specific client industries, including the following:

  •
  Energy.  For over a decade, our experts have been engaged to provide expert advice to the petroleum industry in the areas of exploration, refining, pipeline transportation and distribution. We have advised on mergers and acquisitions, provided analysis of competitive effects, modeled refining operations, assessed intermodal competition facing pipelines and analyzed the effects of multiple channels of distribution. We have detailed knowledge of the oil and gas industry not only in the United States, but also in many other countries and regions, including Australia, New Zealand and Europe.

    In the electricity area our experts have been involved in network modeling, market design, auctions and pricing. They have developed a deep understanding of different regulatory regimes around the world. The firm's experts have provided services to generators, independent system operators, transmission companies and service companies. Our experts have performed cross-jurisdictional studies on electricity policy issues in the United States, Australia, New Zealand, the United Kingdom and Chile.

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

  •
  Telecommunications.  We have a long-standing telecommunications practice that has advised firms regarding regulatory, litigation and strategic planning in the United States and internationally. We have assessed various pricing regimes, analyzed emerging competition, modeled new entry and commented on various proposals to restructure the industry. We have in-depth knowledge of regulatory environments around the world including the United States, the United Kingdom, Australia, New Zealand, Argentina and the Baltic States.

Representative clients

        We provide expert services to Fortune Global 500 corporations, major law firms and local, state and federal governments and agencies in the United States and other countries throughout the world. Our ten largest clients represented 14%, 13%, and 18% of our revenues in 2009, 2008 and 2007, respectively. No single client accounted for more than 3% of our revenues in any of those periods. We are frequently approached directly by law firms on behalf of clients to provide independent testimony, authoritative studies and/or strategic advice in matters involving litigation, arbitration, negotiation, legislation or regulation. In these cases, our engagement and billing arrangements are often with such law firms.

International operations

        We have international offices in Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Our international revenues accounted for 19%, 23% and 17% of our consolidated revenues in 2009, 2008 and 2007, respectively. International practice areas include competition policy and antitrust, finance and damages, regulatory expertise and transfer pricing. Through our international operations, we provide law firms, businesses, regulators, and governmental agencies with independent and objective advice and analysis on matters of economics, finance and strategy. Our international experts and professional staff work across a range of industries and have particular expertise in financial services, communications and media, and energy and utilities.

        Financial information about our geographic areas and risks associated with our international operations appear in Note 16 of Notes to Consolidated Financial Statements included under "Segment Reporting" in this Form 10-K report and in Item 1A: "Risk Factors."

SMART'S BUSINESS

Company Overview

        Founded in 1988, SMART provides business advisory, consulting, technology, accounting, compensation and benefits, tax, and transaction advisory services to a range of industry sectors including: banking and capital markets, government, healthcare, higher education, insurance/reinsurance, life sciences, manufacturing and distribution, not-for-profit and real estate. SMART is an international firm comprised of approximately 500 employees (this number includes the employees of SMART and Associates, LLP, discussed below), many of whom have either come from national or international consulting and accounting firms or industry and have held senior-level executive or director positions prior to joining SMART.

        SMART derives a significant portion of revenues from SMART and Associates, LLP ("SMART LLP"), which offers attestation and public accounting services for non-SEC registered companies. SMART and SMART LLP are separate and independent legal entities operating under a structured management agreement.

        SMART had ten office locations as of December 31, 2009, including nine offices in the United States and one international office in London, United Kingdom. Its headquarters is located in Devon, PA, and its core markets include Chicago, London, New York, and Philadelphia.

Services

        SMART (in some cases in conjunction with SMART LLP) offers the following services to its clients:

  •
  Actuarial solutions.  SMART offers life and property and casualty actuarial solutions. Its actuarial services team evaluates many of the risks associated with doing business and assists clients with all of their actuarial needs, from strategic planning to profitability studies.

  •
  Audit, risk and compliance solutions.  SMART's accounting and risk management professionals assist clients with implementing compliance programs, developing streamlined enterprise risk management models, and identifying opportunities for enhancing the effectiveness of the internal audit function. Its audit, risk, and compliance solutions include external audits for non-SEC registered companies (through SMART LLP), compliance program management, enterprise risk management, internal audits, quality assurance reviews, and Sarbanes-Oxley compliance.

  •
  Executive solutions.  SMART works closely with its clients to understand and measure the performance of their business to ultimately grow revenues or reduce costs. SMART's executive solutions include business strategy and planning, business valuation, key performance indicators, and operations excellence.

  •
  Financial solutions.  SMART's financial solutions include software selection, implementation, rollout and training, policy and procedures review and documentation, business intelligence and analysis, spend management, activity-based costing, business process management, working capital management and program management.

  •
  Legal solutions.  SMART offers resources to help law firms and legal departments manage information, integrate mission-critical technologies, and measure compliance to standard operating procedures and best practices, both internally and when collaborating with one another.

  •
  Outsourcing solutions.  SMART offers accounting, business process, tax, and technology outsourcing solutions. Its accounting outsourcing services include interim management, CFO outsourcing, bookkeeping, reports, check writing, monthly financial statements, invoicing, unemployment compensation, and related back-office needs. SMART's business process outsourcing services include new technology and software implementation, revised processes and procedures, and personnel and department changes. Its tax outsourcing services include complete tax department outsourcing, co-sourcing, specific project assistance, audit assistance, amended returns, and contingency tax services. SMART also provides technology outsourcing services including assessments for organizations, data centers, call centers, application development, application support, and project management.

  •
  People solutions.  SMART's people solutions include compensation and benefits services and human capital management services. SMART's compensation and benefits practice helps design new compensation and benefit plans, evaluate and enhance existing plans, and review programs for compliance with changing laws and regulations, while minimizing tax, financial, and regulatory burdens. Its compensation and benefits services include corporate recovery services, career path planning, health and welfare, retirement plan evaluation and design, and total rewards. SMART's Human Capital Management solutions include change management, organizational dynamics, strategic human resources advisory, training and instructional design, and merger and integration/consolidation and restructuring services.

  •
  Tax solutions.  SMART's tax team assists clients with tax services in the following areas: federal tax, international tax, property tax, sales and use tax, state and local tax, strategic wealth services, tax technology, tax provision, and transaction advisory. The details of these tax services are as follows:

  •
  Federal tax services.  IRS representation, strategic tax planning, tax compliance, and transaction advisory services.

  •
  International tax services.  Repatriation planning and analysis, transfer pricing analysis/documentation/support, formation and exit strategies, organizational restructuring, and cross-border financing evaluation.

  •
  Property tax services.  Personal property tax compliance, personal property tax consulting, and real estate tax consulting.

  •
  Sales and use tax services.  Sales and use tax compliance outsourcing, sales and use tax consulting, and tax technology.

  •
  State and local tax services.  Audit and controversy support, credits and incentives, liability analysis and calculation, multi-state tax planning, payroll taxes and income tax withholding, and tax compliance.

  •
  Tax provision services.  Income tax accounting implementation and ongoing compliance, Sarbanes-Oxley readiness and compliance, resolution of global tax accounting issues and coordination with new International Financial Reporting Standards (IFRS) rules, and global tax provision process improvement and remediation.

  •
  Transaction advisory services.  Pre and post-transaction Program Management Office (PMO) services to help manage due diligence, regulatory filing and post-merger integration activities.

  •
  Technology solutions.  SMART's technology solutions include application development, business applications, business continuity/disaster recovery planning, business intelligence/data warehousing, IT infrastructure and security, IT strategy/assessment/planning, PCI compliance, PMO and governance, and software implementation. SMART's business intelligence solutions include data warehousing model architecture design and implementation, selection of analytical tools and software, enhanced report design from existing systems, and distribution of data through information portals and executive dashboards. SMART's IT infrastructure and security services include internet attack and penetration analysis, security architecture, application controls review, incident response, and identity management.

Industries

        SMART provides services for clients in the following industries: banking and capital markets, government, healthcare, higher education, insurance/reinsurance, life sciences, manufacturing and distribution, not-for-profit and real estate. SMART expects its focus in financial services, public sector, and healthcare to increase as a direct consequence of the changing regulatory, risk management, and reporting and controls landscape.

  •
  Banking and capital markets.  SMART assists financial institutions involved in capital markets, corporate banking and wealth management. In capital markets, SMART helps its clients with improving front office sales and trading, trade reconciliation and risk management, trade operations, product control and financial reporting, and compliance. In corporate banking, SMART offers transaction banking solutions in strategic billing and pricing, supply chain finance and client management. From a wealth management perspective, SMART advises clients on the infrastructure, operational and compliance facets of setting up a trust business, trust accounting system migration and implementation and client reporting.

  •
  Government.  SMART has worked with a variety of state and regional counties and municipalities around the country on a range of projects providing IT and management consulting services. Its teams help clients with a broad spectrum of projects. Examples include enterprise resource planning, software selection and implementation initiatives to fully define and re-design the functional requirements of a state agency, county, municipal, or special district program or system.

  •
  Healthcare.  SMART provides services that meet the specific financial, clinical, and technical needs of healthcare providers including community hospitals, health systems, academic medical centers, long-term care, home care, physician multi-practices, and managed care organizations. SMART's healthcare services include medical management and patient safety. Its medical management services include: medical management systems strategy, medical management process and systems requirements analysis, medical management solution architecture design, and medical management system selection and implementation. Its patient safety services include patient safety culture assessment, patient safety process reviews, and quality data reporting.

  •
  Higher education.  SMART offers colleges and universities a complete range of professional services to help meet the evolving administrative needs of academia. SMART's services for higher education include Enterprise Resource Planning (ERP) system implementation and support (BANNER), business intelligence and reporting, and student administration. Its business intelligence and reporting services include: strategic planning, report identification and development, tool selection, and implementation services.

  •
  Insurance/reinsurance.  SMART offers a broad range of services to property and casualty insurance companies, life and health insurance companies, HMOs, Managing Agents (MGAs), third-party administrators, primary carriers and receivers, stock companies, agents and brokers, and insurance regulators. SMART's insurance/reinsurance services include statutory or regulatory accounting, risk management, claims management, tax advice, run-off services and commutations, arbitration and lawsuits support, MGA/Third Party Administrator investigations, and insurance/reinsurance disputes and reconciliations.

  •
  Life sciences.  SMART offers compliance and risk management solutions and customer relationship management solutions to companies in the life sciences industry. It has experience with biotechnology, medical device, clinical research, pharmaceutical organizations, and other members of the life sciences supply chain, ranging from startups to global leaders.

  •
  Manufacturing and distribution.  SMART has a broad range of industry and functional experience covering all aspects of operational, financial, and acquisition services for companies in the manufacturing and distribution industry. Its manufacturing and distribution services include just-in-time inventory, root cause analysis, lean flow procedures, facility feasibility studies, inventory controls, merger and acquisition support, product cost methodologies, turnaround diagnostic services and trend analyses. Additionally, SMART provides assistance to clients by serving as technical consultants in matters of accounting for certain transactions specific to the manufacturing industry.

  •
  Not-for-profit.   SMART offers services to enhance the regulatory compliance, operational efficiency, internal controls and governance, and business management for not-for-profit organizations. It provides services for the following types of not-for-profit organizations: charitable foundations, memberships, education, government units, healthcare, professional/trade associations, social, arts and culture, and religious organizations.

  •
  Real estate.  SMART's real estate clients include third-party managed service operators, owners, owner-operators, investment managers, real estate investment trusts and global real estate fund managers. SMART offers enterprise risk management, accounting and assurance, tax, and software services to the real estate industry.

EMPLOYEES

        As of December 31, 2009, we had 806 employees and 68 exclusive independent contractors, consisting of 290 experts, 352 professional staff and 232 administrative staff members.

        Upon the closing the Merger with SMART on March 10, 2010, we gained approximately 500 additional employees (including the employees of SMART LLP).

Experts and professional staff

Experts

        We classify our experts as directors or principals. As of December 31, 2009, we had 290 experts, consisting of 208 directors and 82 principals. Directors tend to be more experienced than principals, and generally have more established reputations. Directors are expected to generate more engagements than principals. Principals are hired from outside the Company or promoted from the ranks of senior professionals after they have achieved a sufficient reputation of their own and developed the ability to attract new business. Directors tend to be paid a higher percentage of their individual billings, which we refer to as pass-through rates, and may receive other forms of variable compensation not typically offered to principals. Our agreements with our directors and principals generally provide for exclusivity with us in consideration for consulting fees determined by the expert's time billed and collected, as well as project origination fees for work originated or managed by the expert. The agreements generally are terminable at will and generally do not restrict competition with us following termination. However, our agreements generally limit post-departure solicitation of certain clients and staff. From time to time, we will allow experts to accept engagements outside the firm, and we also engage experts not otherwise associated with us.

        In addition to our experts, we had affiliate relationships with approximately 200 individuals, who worked with us on a non-exclusive basis during 2009. Fee-based revenue from affiliates accounted for approximately 1.4% of our revenues in 2009. We compensate these affiliates similarly to the majority of our experts; that is, they are paid upon our receipt of payment from clients.

        We offer our experts a lucrative compensation model, a collegial atmosphere, high autonomy and transparency of compensation through contractually agreed pass-through rates on billed and collected work, as well as project origination fees. We refer to this variable compensation as the "expert model." Under the expert model, our experts are compensated based on a percentage of their own billings, or pass-through rates, ranging from 30% to 100%, and currently average approximately 72% of their individual billings. The possibility of lucrative compensation is coupled with high accountability as each expert's compensation on a project is linked to our ability to collect on that project, leaving the expert at-risk for payment from us. As of December 31, 2009, approximately 64% of our experts participated in this variable compensation model. We also compensate certain experts based on specified revenue and gross margin targets that are calculated and evaluated on groups of experts and staff working together throughout the year. Experts not participating in either of these variable compensation models are paid a fixed salary and are typically eligible for bonus compensation based on revenue, leverage and other criteria.

        We allow our experts to retain significant control over their time commitments. This flexibility enables our experts to pursue the educational, research, publishing and professional activities that add to their reputations and increase their value as experts.

        Our experts have entered into agreements with us in which they have agreed that they will exclusively utilize our support staff in connection with their expert services work, whenever the staff with the required level of expertise is available. In calculating incentive compensation for individual experts under the expert model, we generally deduct the cost of an expert's own executive assistants, employment related taxes and certain benefits, as well as a portion of the cost of business development activities. While some of our experts are exclusive independent contractors, most are our employees.

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

COMPETITION

        The market for expert and professional advisory services is highly competitive and fragmented. We compete with a large number of service providers in each practice area. We consider some of our principal competitors to be:

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

1A.    RISK FACTORS

        Set forth below are certain risks and uncertainties that affect our business and that could cause our actual results to differ materially from the results contemplated by forward-looking statements we may make in our press releases, conference calls and other communications with our investors, and in our reports filed with the Securities and Exchange Commission, including those contained in this Report. The occurrence of any of the following risks could harm our business, financial condition, results of operations or cash flows. In that case, the market price of our common stock could decline, and stockholders may lose all or part of their investment. The markets and economic environment in which we compete is constantly changing, and it is not possible to predict or identify all the potential risk factors. Additional risks and uncertainties not presently known to us or that we do not currently consider to be material could also impair our operations.

Risks relating to our Merger with SMART

The combined company must continue to retain, motivate and recruit executives, experts, professional staff and other key employees, which may be difficult in light of uncertainty regarding the integration of the two businesses, and failure to do so could negatively affect the combined company.

        Our Merger with SMART is a significant business combination for us, which substantially changes the size and profile of our company, and which also introduces a new chief executive officer for us. Managing change of this magnitude presents a challenge and presents risks for any business, but particularly for a professional services organization. For the Merger to be successful, our combined company must be successful at retaining key personnel following the completion of the Merger. Experienced experts, professional staff and executives are in high demand and competition for their talents can be intense. Employees of both SMART and LECG may experience uncertainty about their future role with the combined company until, or even after, strategies with regard to the combined company are announced or executed. Our competitors may seek to exploit that uncertainty in their efforts to recruit our experts and key employees, and we may experience increased attrition. These potential distractions of the Merger may adversely affect our ability to retain, motivate and attract executives, experts, professional staff, and other key employees and keep them focused on applicable strategies and goals. A failure by our combined company to retain and motivate executives, experts, professional staff, and other key employees during the period after the completion of the Merger could have a material and adverse impact on the business of the combined company.

We may fail to realize some or all of the anticipated benefits of the Merger, which may adversely affect the value of our common stock.

        The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the historical businesses of SMART and LECG. However, to realize these anticipated benefits and cost savings, we must successfully combine those businesses. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Merger may not be realized or may take longer to realize than expected, and the value of our common stock may be adversely affected.

        SMART and LECG have operated independently through the completion of the Merger. It is possible that the integration process could result in the loss of key employees, including experts, consultants, other professionals and senior management, in the disruption of ongoing business, or in the identification of inconsistencies in practices, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, experts, professional staff, contractors, creditors, lessors, landlords, or to otherwise achieve the anticipated benefits of the Merger.

        Specifically, risks in integrating the operations of SMART into our operations in order to realize the anticipated benefits of the Merger include, among other things:

  •
  failure of clients to accept new products or services or to continue as clients of the combined company;

  •
  failure to successfully manage relationships with expert witnesses, consultants and other professionals, which could result in the loss of key revenue generating experts;

  •
  the loss of key employees and expert staff critical to the ongoing operation of the business;

  •
  failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

  •
  failure to combine product and service offerings quickly and effectively;

  •
  failure to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

  •
  failure to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

  •
  unexpected revenue attrition;

  •
  failure to successfully integrate and harmonize financial reporting and information technology systems of LECG and SMART; and

  •
  failure to maintain an effective internal control environment as required under the Sarbanes-Oxley Act of 2002 (SMART is a private company and not subject to the Sarbanes-Oxley Act of 2002).

        Integration efforts will also require effective leadership and will divert management attention and resources. An inability to realize in full the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the Merger.

        In addition, the integration process will likely result in additional expenses and may result in unforeseen expenses, and the anticipated benefits of the integration plans may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate SMART's operations into its own, or to realize the anticipated benefits of the integration of the two companies.

The move of our corporate headquarters will lead to loss of personnel and institutional knowledge, and may disrupt the continuity of our control functions.

        In March 2010, in connection with the closing of our merger with SMART, we announced the relocation and consolidation of our corporate headquarters to suburban Philadelphia, Pennsylvania, which is scheduled to be completed by the end of the third quarter of 2010. This move and consolidation will include our human resources, finance and accounting, information technology, conflict clearance and legal functional organizations. This relocation will significantly increase employee turnover. For the functional groups in which significant numbers of employees are being replaced, there may be interruptions and inefficiencies as new employees gain experience in their new roles and familiarize themselves with business processes and operating requirements, and in particular with our public company reporting and internal controls compliance requirements. The loss of personnel could lead to disruptions in control functions stemming from delays in filling vacant positions and a lack of personnel with institutional or procedural knowledge and experience. We may face significant challenges resulting from the relocation of key functions to our new principal executive offices, including difficulties in retaining and attracting officers, key personnel and other employees. The relocation will also require significant management time and effort, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. In addition, we may not realize the benefits we anticipate from the relocation, which is intended to produce cost savings and create more a unified, streamlined infrastructure. Any such difficulties or disruptions could have an adverse effect on our business, results of operations or financial condition.

We will incur significant transaction and Merger-related costs.

        We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the Merger will be comprised of transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs, including severance and other employee separation costs. We will also incur fees and costs related to formulating integration plans. Transaction costs incurred by LECG through February 28, 2010 totaled approximately $2.5 million. We are still in the process of quantifying systems integration and exit activity-related costs, but this amount could ultimately total several million dollars. Additional unanticipated costs may be incurred in the integration of the two companies' businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Merger may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

        We currently anticipate that the Merger will be accretive to earnings per share during the first full calendar year after the Merger. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of our common stock.

Risks relating to our debt and our working capital requirements

We have assumed term loan debt of approximately $40.8 million, which is due on March 31, 2011 and for which we must make significant quarterly debt service payments. If we are unable to make required payments and comply with the covenants, or in the event we are required to refinance this debt in unfavorable market conditions, we may have to pay penalties or higher interest rates and be subject to more stringent financial covenants, which could adversely affect our results of operations.

        Prior to our merger with SMART, SMART had term loan bank debt of approximately $40.8 million, and we have assumed that indebtedness as part of the Merger. In connection with the closing of the Merger, we and SMART entered into an amendment of the credit agreement with the lenders, in which the lenders consented to the Merger and we became co-borrowers with SMART. The lenders hold a security interest in substantially all of our assets. As amended, the terms of the loan required that we make a $4.0 million principal payment upon closing (March 10, 2010) and subsequent quarterly principal payments of $3.0 million through December 31, 2010, plus interest, and additional amounts in the event that we have cash balances in excess of specified thresholds or we engage in capital raising transactions. The loan includes a number of financial and operating covenants, and is due on March 31, 2011.

        Our indebtedness limits our ability to borrow additional funds and requires us to dedicate a substantial portion of our cash flow from operations to service the debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures. This, in turn (1) increases our vulnerability to adverse general economic or industry conditions and to increases in interest rates; (2) limits our flexibility in planning for, or reacting to, changes in our business or our industry; (3) limits our ability to make strategic acquisitions and investments, introduce new services, enter new markets, or exploit business opportunities; and (4) places us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

        If we fail to make any of the quarterly or other required payments, we fail to satisfy the financial or operating covenants, or we are unable to repay the loan when due, we would be in default and it could have an adverse effect on our business, results of operations or financial condition. If there were an event of default under our loan agreement and we were unable to obtain a waiver or amendment, the lenders could cause all amounts outstanding to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay our indebtedness if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payment obligations.

        At or prior to maturity, we will likely seek to refinance this indebtedness. In the event we are required to refinance our credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we are today, which could adversely affect our results of operations. We cannot be certain that we will be able to obtain refinancing on acceptable terms.

We no longer have a revolving credit facility to provide us with flexible access to working capital to operate our business, and we cannot be certain of our access to additional capital if needed.

        Historically, we have relied upon a revolving credit facility to provide us with adequate working capital to operate our business. In connection with our merger with SMART, we were required to repay the outstanding balance under our revolving credit facility and to terminate that facility. As a result, we no longer have access to that facility as a flexible source of working capital. Although our cash balances have increased as a result of the Merger and the related investment, we may not have sufficient capital to fund our operating needs and/or we may need to secure additional financing to fund our working capital requirements or to repay outstanding debt. We cannot be certain that we will be able to raise additional capital, or that any amount, if raised, will be sufficient to meet our cash requirements. Also, if we are not able to borrow or otherwise raise additional capital when needed, we may be forced to curtail our operations.

Risks relating to our expert and professional services businesses

We are dependent on retaining our experts to keep our existing clients and ongoing and future projects, and our financial results and growth prospects could suffer if we are unable to successfully attract and retain our experts and professional staff.

        Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 12%, 15% and 17% of our revenues in 2009, 2008, and 2007, respectively. If any of these individuals, our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

  •
  the quality of our expert and professional services;

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

SMART's Sarbanes-Oxley compliance business may decline.

        The demand for SMART's services related to Sarbanes-Oxley or other regulatory compliance has declined over the last year and may decline further. A key component of SMART's business includes services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services.

A reversal of or decline in the current trend of businesses utilizing third-party service providers may have a material adverse effect on the acquired SMART business' financial condition and results of operations.

        SMART's business and growth depend in part on the trend toward businesses utilizing third-party service providers. This trend may not continue. Current and potential customers may elect to perform such services with their own employees. A significant reversal of, or a decline in, this trend would have a material adverse effect on the financial condition and results of operations of service offerings we acquired from SMART.

Restrictions imposed by state accountancy authority conflict of interest rules may limit our ability to provide services to SMART and Associates, LLP.

        Restrictions imposed by state accountancy laws and regulations preclude us from rendering audit and attest services (other than internal audit services). As such, SMART and SMART and Associates, LLP, an affiliate of SMART ("SMART LLP"), have entered into an agreement under which audit and attest services may be provided to SMART's clients by SMART LLP. Under this agreement, SMART pays for all the direct and indirect overhead costs of SMART LLP and in exchange SMART LLP pays SMART a management fee.

        While state accountancy conflict rules generally only apply to public companies for which SMART LLP does not provide audit or attest services, state accountancy authorities may in the future extend current restrictions on the profession to include private companies. To the extent that SMART LLP is affected by any such change in state conflict of interest rules, we may experience a decline in fee revenue from the management fee which SMART LLP currently pays.

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

        Our ability to secure new projects depends heavily upon our reputation and the individual reputations of our experts and professional staff. Any factor that diminishes our reputation or that of our experts and professional staff could make it substantially more difficult for us to attract new projects and clients. Similarly, because we obtain many of our new projects from clients that we have worked with in the past or from referrals by those clients, any client that is dissatisfied with the quality of our work or that of our experts and professional staff could seriously impair our ability to secure additional new projects and clients.

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

        Our expert services business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 27%, 23%, and 20% of our billings in 2009, 2008, and 2007, respectively. Projects in our competition policy/antitrust practice area, including mergers and acquisitions, accounted for 17%, 18%, and 18% of our billings in 2009, 2008, and 2007, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

Intense competition from economic, business and financial consulting firms could hurt our business.

        The market for expert consulting and professional advisory services is intensely competitive, highly fragmented and subject to rapid change. Many of our competitors are national and international in scope and have significantly greater personnel, financial, technical and marketing resources. We may be unable to compete successfully with our existing competitors or with any new competitors. There are relatively low barriers to entry, and we have faced and expect to continue to face additional competition from new entrants into the economic, business and financial consulting industries. In the litigation and regulatory expert services markets, we compete primarily with economic, business and financial consulting firms and individual academics. Expert services are also available from a variety of participants in the business consulting market, including general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, small consulting companies and the internal professional resources of companies.

Conflicts of interest could preclude us from accepting projects.

        We provide our expert services primarily in connection with significant or complex decisions, disputes and regulatory proceedings that are often adversarial or involve sensitive client information. Our engagement by a given client may preclude us from accepting projects with that client's competitors or adversaries because of conflicts of interest or other business reasons. As we increase the diversity of our service offerings and the size of our operations, the number of conflict situations can be expected to increase. Moreover, in many industries in which we provide services, for example the petroleum and telecommunications industries, there has been a continuing trend toward business consolidations and strategic alliances, the impact of which is to reduce the number of companies that may seek our services and to increase the chances that we will be unable to accept new projects as a result of conflicts of interest. If we are unable to accept new assignments for any reason, our business may not grow and our professional staff may become underutilized, which would adversely affect our revenues and results of operations in future periods.

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

Other risks relating to our business

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

        In accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 350, Goodwill and Other Intangible Assets ("ASC 350"), we test goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. We conduct testing for impairment during the fourth quarter of each year using an October 1st measurement date. Various uncertainties, including changes in business trends, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets. For example, we recorded a goodwill impairment charge of $118.8 million and other impairment charges of $5.4 million for the year ended December 31, 2008. Although any such impairment charge would be a non-cash expense, further impairment of our intangible assets could materially increase our expenses and reduce our results of operations.

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

        In past years we experienced significant growth in the number of our experts and professional staff. We also expanded our practice areas and opened offices in new locations. On March 10, 2010, we completed the Merger of SMART, which has more than 500 employees in ten offices throughout the United States and Europe. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. In 2009, 2008 and 2007 we recognized restructuring charges of $5.7 million, $5.9 million and $10.7 million, respectively, primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past three years. We also closed 11 facilities from 2007 to 2009 and consolidated office spaces in four locations during the third quarter of 2009. From 2006 to 2008, we experienced increased and sometimes unplanned selling, general and administrative costs. In 2009, we recognized acquisition and integration costs of $2.2 million.

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

        In 2006, we reported a material weakness in connection with the calculation of certain complex, non-standard compensation arrangements and business acquisition performance-based agreements. At December 31, 2007, we had remediated that material weakness. However, in connection with our Merger with SMART and the relocation of our headquarters, and as we acquire new businesses in the future, we will need to properly and timely manage the accounting for the acquisition and compensation arrangements, and integrate their financial reporting systems into ours, including our disclosure controls and procedures. We may be unable to successfully implement changes and make improvements to our information and control systems in an efficient or timely manner and we may discover additional deficiencies in our existing systems and controls. Any failure to successfully manage growth, retain key administrative personnel, and maintain adequate internal disclosure controls and procedures or controls over financial reporting, could result in the identification of additional material weaknesses in our controls which could harm our financial results and business prospects.

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

        We currently have operations in Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 19%, 23%, and 17% in 2009, 2008, and 2007, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We have been involved in a tax dispute with the Argentine tax authority since 2007 regarding a potential income tax deficiency related to our 2003 and 2004 tax returns and a withholding tax deficiency in connection with our 2005 withholding tax return totaling approximately $3.3 million, which includes potential interest if our position is not ultimately sustained. We paid this amount and filed an appeal with the tax authorities, objecting to their position and requesting a refund. On April 8, 2009, we were notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, we may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, based on the results of the completed audit discussed above, we may receive additional notices for assessments of additional income taxes, penalties, and interest related to our 2005 and 2006 income tax returns and withholding taxes, penalties, and interest payments made to the U.S. parent company to settle intercompany balances from June 2005 to December 2007.

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

Because following the closing of the Merger and the Investment, the Great Hill Entities hold a significant interest in our voting stock, the influence of our other public stockholders over the election of directors and significant corporate actions may be more limited than it would be if there were no stockholder owning such a significant percentage of our outstanding voting stock.

        The Great Hill Entities own approximately 40% of our outstanding voting stock and have designated two of the members of our board of directors. Although a Governance Agreement imposes limits on the Great Hill Entities regarding taking specified actions related to the acquisition of additional shares of our capital stock and the removal of directors, the Great Hill Entities will nonetheless still be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the combined company or its assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock following completion of the Merger by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the combined company.

Sales of our common stock by the Great Hill Entities or issuances of shares of our common stock in connection with future acquisitions or otherwise could cause the price of our common stock to decline.

        If the Great Hill Entities sell a substantial number of their shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. The Great Hill Entities have rights, subject to specified conditions, to require us to file registration statements covering shares of common stock held by them or to include shares of common stock held by them in registration statements that we may file. By exercising their registration rights and selling a large number of shares of our common stock, the Great Hill Entities could cause the price of our common stock to decline. Furthermore, if we were to include common stock held by the Great Hill Entities in a registration statement we initiate, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell its common stock.

        One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional shares of common stock, which would have the effect of diluting existing LECG stockholders' percentage ownership of our common stock and could cause the price of our common stock to decline.

The SMART Merger and the Investment were dilutive to our existing stockholders.

        As a result of the Merger and the related investment, we issued approximately 17.2 million new shares of capital stock to Great Hill Equity Partners III, LP, and Great Hill Investors, LLC (together, the "Great Hill Entities"), which represents approximately 40% of the total outstanding voting power of all LECG stockholders following the closing of the Merger and the Investment. The issuance of these shares caused immediate and significant dilution to existing LECG stockholders. An additional approximately 1.1 million new shares of our common stock may also be issued to Great Hill III to satisfy certain indemnification obligations described in the Merger Agreement, and we have agreed to grant the Great Hill Entities pre-emptive rights for certain future new issuances of its capital stock. Further, the holders of the Series A Preferred Stock issued pursuant to the Investment are entitled to receive cumulative dividends at a rate of 7.5% per share per annum subject to potential increase as described in the Merger Agreement, which may be paid in cash or additional shares of our capital stock. The dividends, if paid in stock, will further dilute our current stockholders.

The market price of our common stock after the Merger may be affected by factors different from those affecting the shares of LECG prior to the Merger.

        The historic businesses of SMART differ from those of LECG in important respects and, accordingly, the results of operations of the combined company and the market price of our common stock following the Merger may be affected by factors different from those previously affecting the independent results of operations of SMART and LECG.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 48,000 square feet of office space, under an eight-year lease that expires in July 2010. This facility accommodates our principal administrative and finance operations. As of December 31, 2009, we also had significant offices in the following cities:

  •
  Washington, D.C.: approximately 56,000 square feet of office space, under a lease that expires in 2011,

  •
  Chicago, Illinois: approximately 28,000 square feet of office space under a lease that expires in 2015,

  •
  Lake Oswego, Oregon: approximately 23,000 square feet of office space under a lease that expires in 2014,

  •
  San Diego, California: approximately 20,000 square feet of office space, under a lease that expires in 2016,

  •
  Century City, California: approximately 26,000 square feet of office space, under a lease that expires in 2010, and

  •
  London, United Kingdom, approximately 23,000 square feet of office space under a lease that expires in 2019, with an option to cancel in 2014.

        We occupy leased facilities in a total of 21 cities throughout the United States and in 15 cities in other countries, including Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that we will be able to obtain additional leased facilities on commercially reasonable term to meet our future needs.

        As a result of the closing the Merger with SMART on March 10, 2010, we gained ten additional office locations, including nine offices in the United States and one international office in London, United Kingdom. As of March 10, 2010, SMART also had significant offices in the following cities:

  •
  Devon, Pennsylvania: approximately 52,000 square feet of office space, under a lease that expires in 2017, and

  •
  Chicago, Illinois: approximately 20,000 square feet of office space under a lease that expires in 2016.

ITEM 3.    LEGAL PROCEEDINGS

        We are party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful termination by experts and professional staff who formerly worked for us, and claims for payment of disputed amounts relating to agreements in which we have acquired businesses. The outcomes of these matters are uncertain, and we are not able to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. However, in the opinion of our management, the outcomes of these matters, individually or in the aggregate, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is traded on the NASDAQ Global Select Market under the symbol of XPRT. The following table sets forth, for the period indicated, the low and high closing prices per share for our Common Stock as reported by the NASDAQ Global Select Market.

	Low	High
For the Year Ended December 31, 2009
First Quarter	$1.61	$7.00
Second Quarter	$2.39	$4.15
Third Quarter	$3.00	$4.22
Fourth Quarter	$2.53	$3.66
For the Year Ended December 31, 2008
First Quarter	$8.13	$14.62
Second Quarter	$8.43	$10.71
Third Quarter	$7.40	$10.59
Fourth Quarter	$4.00	$7.90

        As of February 26, 2010, there were approximately 87 holders of record of our Common Stock. This number does not include stockholders for whom shares were held in a "nominee" or "street" name. We believe there are approximately 3,100 beneficial owners of our Common Stock.

        We currently expect that we will retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Future cash dividends, if any on our Common Stock, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant. Also, our credit facility contains restrictions on our ability to pay cash dividends.

Securities authorized for issuance under equity compensation plans

        The information required by this item appears under Item 12. "Security ownership of certain beneficial owners and management and related stockholders matters" included elsewhere in this Annual Report on Form 10-K.

Issuer purchases of equity securities

        No purchases of our equity securities were made by or on behalf of LECG during the three months ended December 31, 2009.

Unregistered sales of equity securities

        There were no unregistered sales of equity securities completed during the year ended December 31, 2009.

Stock performance graph

        The following graph compares our cumulative total stockholder return to that of the NASDAQ Composite Index, and that of a peer group of companies consisting of CRA International, Inc., FTI Consulting, Inc., Huron Consulting Group, Inc. and Navigant Consulting, Inc. during the five-year period from December 31, 2004 through December 31, 2009. The comparison assumes that $100 was invested on December 31, 2004. We paid no dividends during the period shown. The performance of the market index and the peer group comparison is shown on a total return, i.e. dividends reinvested basis. The peer group returns are determined based on the returns of each component issuer of the peer group, weighted according to the respective issuer's stock market capitalization at the beginning of the period presented.

	Value of Investments
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	2/26/2010
LECG Corporation	100.00	93.19	99.09	80.75	35.98	16.03	15.28
Peer Group	100.00	102.93	113.25	169.07	128.92	112.04	92.34
NASDAQ Composite Index	100.00	101.37	111.03	121.92	72.49	104.31	102.89

ITEM 6.    SELECTED FINANCIAL DATA

        We have derived the following selected consolidated financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our audited consolidated financial statements. The selected consolidated financial data reported below includes the financial results of the following businesses as of their acquisition dates, which affects the comparability of the consolidated financial statement information from different periods: Secura (March 2007), Mack Barclay (May 2006), Lancaster (December 2005), Beach (December 2005), Neilson (November 2005), Bates (August 2005), and Cook (March 2005). Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Operations" and the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these acquisitions and their effect on our consolidated financial statements. We completed our Merger with SMART on March 10, 2010, which is a significant transaction that will affect the comparability of our results in future periods to the selected consolidated financial data reported below. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Fee-based revenues, net	$253,376	$322,714	$351,544	$326,660	$264,910
Reimbursable revenues	9,820	12,965	18,885	18,625	13,163

Revenues	263,196	335,679	370,429	345,285	278,073
Direct costs	188,319	221,476	228,069	211,619	169,136
Reimbursable costs	10,163	13,339	18,557	18,264	13,174

Cost of services	198,482	234,815	246,626	229,883	182,310
Gross profit	64,714	100,864	123,803	115,402	95,763
Operating expenses:
General and administrative expenses	73,258	88,021	83,901	73,165	53,817
Depreciation and amortization	4,997	5,939	7,284	6,793	4,306
Goodwill impairment	—	118,800	—	—	1,063
Other impairments	10,071	5,358	—	—	—
Restructuring charges	5,659	5,937	10,689	—	—
Divestiture charges	1,800	3,136	—	—	—

Operating (loss) income	(31,071)	(126,327)	21,929	35,444	36,577
Interest income	160	445	635	861	809
Interest expense	(2,680)	(636)	(508)	(670)	(346)
Other expense, net	(571)	(1,849)	(502)	(402)	(10)

(Loss) income from continuing operations before income taxes	(34,162)	(128,367)	21,554	35,233	37,030
Income tax (benefit) expense	39,957	(41,680)	8,753	14,340	15,185

(Loss) income from continuing operations	(74,119)	(86,687)	12,801	20,893	21,845

Discontinued operations(1):
Income from operations of discontinued subsidiary, net of income taxes of $0, $0, $535, $394 and $365	—	—	778	574	531
Loss on disposal of subsidiary	—	—	(2,219)	—	—

(Loss) income from discontinued operations	—	—	(1,441)	574	531

Net (loss) income	$(74,119)	$(86,687)	$11,360	$21,467	$22,376

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Basic earnings per share:
(Loss) income from continuing operations	$(2.90)	$(3.42)	$0.51	$0.86	$0.94
(Loss) income from discontinued operations	—	—	(0.06)	0.02	0.02

Basic earnings per share	$(2.90)	$(3.42)	$0.45	$0.88	$0.96

Diluted earnings per share:
(Loss) income from continuing operations	$(2.90)	$(3.42)	$0.51	$0.83	$0.89
(Loss) income from discontinued operations	—	—	(0.06)	0.02	0.02

Diluted earnings per share	$(2.90)	$(3.42)	$0.45	$0.85	$0.91

Shares used in calculating earnings per share
Basic	25,583	25,330	25,117	24,345	23,409
Diluted	25,583	25,330	25,499	25,250	24,557

(1)
Reflects our SVEWG subsidiary as discontinued operations for 2005 through 2006 as we sold this subsidiary on December 31, 2007.

	As of December 31,
Consolidated balance sheet data	2009	2008	2007	2006	2005
	(in thousands)
Cash and cash equivalents	$13,044	$19,510	$21,602	$26,489	$35,722
Total assets	190,811	256,207	359,319	327,153	272,885
Revolving credit facility	12,000	—	—	—	—
Total stockholder's equity	98,116	168,606	253,490	231,114	195,066

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and other parts of this Annual Report on Form 10-K concerning our future business, operating and financial condition and statements using the terms "believes", "expects", "will", "could", "plans", "anticipates", "estimates", "predicts", "intends", "potential", "continue", "should", "may", or the negative of these terms or similar expressions are "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) our ability to maintain and comply with the covenants under our new credit facility, (7) the cost and contribution of additional hires and acquisitions, (8) risks relating to the recent closing of our Merger with SMART and our ability to successfully integrate the service offerings, professional staff, facilities and culture of the predecessor organizations, (9) successful administration of our business and financial reporting capabilities including maintaining effective internal control over financial reporting, (10) potential professional liability, (11) intense competition, (12) risks inherent in international operations, and,(13) risks inherent in successfully transitioning and managing our restructured business. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. "Risk Factors." We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Recent event—Merger with SMART

        On March 10, 2010, we completed our merger (which we refer to as the Merger) with SMART Business Holdings, Inc. (SMART), a privately held provider of business advisory services, and we received a $25.0 million cash investment from SMART's majority shareholder, Great Hill Equity Partners III, LP (which we refer to as the investment). In the Merger transaction, we acquired 100% of SMART's outstanding stock, in exchange for which we issued 10,927,869 shares of LECG common stock, and we assumed approximately $42.8 million of SMART debt as of March 10, 2010. Simultaneously with the consummation of the Merger, SMART's majority shareholder, Great Hill Equity Partners III, LP, made a $25.0 million cash investment into LECG in exchange for our issuance to them of 6,313,131 shares of Series A Convertible Redeemable Preferred Stock. This stock is convertible share-for-share into LECG's common stock (equivalent to a price of $3.96 per share), and provides a 7.5% dividend payable in cash or Series A Convertible Redeemable Preferred Stock at our discretion. As a result of the issuance of the common stock and Series A Convertible Redeemable Preferred Stock, Great Hill Equity Partners III, LP owns approximately 40% of our outstanding voting shares.

        The Merger is accounted for under the purchase method of accounting. "Note 18—Subsequent event—SMART merger and term loan facility" of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K provides information regarding our preliminary estimate of the purchase price allocation.

        As a result of our Merger with SMART, we have grown significantly and expanded our areas of practice. We have also significantly increased our cost structure and we have assumed additional debt in the amount of $42.8 million. In conjunction with completing the Merger, we repaid and terminated our prior credit facility, and we became co-borrowers with SMART under a term loan that is further described in "Note 18—Subsequent event—SMART merger and term loan facility" of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Certain business developments in 2009

        In the second and third quarters of 2009, we executed restructuring actions intended to better align our cost structure with current business and market conditions. These combined actions included a workforce reduction of 133 billable headcount (109 involuntary terminations and 24 voluntary terminations which were not replaced) and 41 administrative staff, as well as adjustments to the compensation structure of 81 billable headcount and 39 administrative staff. These actions also included the divestiture of our Canadian practice and the consolidation of office spaces in four locations. We recognized restructuring charges totaling $5.7 million, consisting of non-cash charges of $1.2 million related to the write-off of draw deficit and unearned signing and performance bonuses, and cash charges of $4.5 million related to one-time termination benefits and lease termination costs. We also recognized a charge of $1.7 million related to the Canadian divestiture and $0.1 million of trailing charges related to the divestiture of a portion of our Milan, Italy practice.

        Further financial information regarding our goodwill impairment, other intangible asset impairments, and restructuring, divestiture and other asset impairment charges is included in "Note 4—Goodwill", "Note 5—Other intangible assets" and "Note 14—Restructuring, divestiture and other asset impairment charges", in Notes to Consolidated Financial Statements contained in this Annual Report Form 10-K.

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

        Our operating profit is calculated by subtracting our operating expenses from our gross profit. Our operating expenses include general and administrative expenses comprised of compensation for personnel in executive and operational management, finance and accounting, human resources, information technology and marketing, as well as facility costs, professional services, recruiting, marketing and business development costs. Our operating expenses also include depreciation of property and equipment and amortization of intangible assets. Restructuring charges, consisting of one-time termination benefits, write-offs of unearned bonuses and draw deficit and lease termination costs, reduced our operating profit in 2009, 2008 and 2007. Other impairments and divestiture charges reduced our operating profit in 2009 and 2008. Also, goodwill impairment charge reduced our operating profit in 2008.

        Our operating cash flow is driven by our operating profit, our accounts receivable levels, and payments of signing, retention and performance bonuses we make to our experts and professional staff. We have made and will continue to make signing, retention and performance bonus payments. We use our operating cash flow to fund our investing activities, including business acquisitions and any related earn-out payments. We have made and may be required to make future performance-based purchase price payments for acquisitions completed between 2005 and 2007.

Billable headcount

        The following table summarizes billable headcount by segment as of December 31, 2009 and the two prior years.

				Change since December 31,
	December 31,			2009 to 2008		2008 to 2007
	2009	2008	2007	Number	%	Number	%
Economics Services	227	287	308	(60)	-21%	(21)	-7%
Finance and Accounting Services	415	496	521	(81)	-16%	(25)	-5%

Consolidated	642	783	829	(141)	-18%	(46)	-6%

        The decrease in consolidated billable headcount since December 31, 2008 is primarily due to 133 terminations as a result of our second and third quarter 2009 restructuring actions and 17 terminations as a result of our divestiture activities, including 56 terminations in our Economics segment and 94 terminations in our Finance and Accounting Service segment, and nine hires, net of attrition.

        The decrease in consolidated billable headcount since December 31, 2007 to December 31, 2008 is primarily due to 35 terminations in connection with our 2008 restructuring activities, including 11 terminations in our Economics segment and 24 terminations in our Finance and Accounting Service segment, and 11 terminations due to attrition, net of ongoing recruitment efforts.

Signing, retention, and performance bonuses and associated bonus amortization

        In connection with our retention and hiring efforts in 2009, 2008, and 2007, we paid signing, retention and performance bonuses of $10.6 million, $17.4 million, and $38.4 million, respectively, which are amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense was $17.8 million, $16.5 million, and $12.1 million in 2009, 2008, and 2007, respectively. Future amortization expense for bonuses recognized as of December 31, 2009 is expected to be (in thousands):

2010	$14,046
2011	8,179
2012	5,438
2013	4,466
2014	2,006
Thereafter	204

Total	$34,339

Acquisitions

        Since August 2003, we have acquired 12 businesses. Most of our acquisition agreements required us to make performance-based purchase price payments annually or at other intervals if specified performance targets are achieved during specified measurement periods. These performance-based payments were recorded as additional purchase price and goodwill at the end of each specified measurement period. We have made acquisition-related payments of $5.6 million, $9.7 million, $23.8 million, $22.2 million and $32.1 million in 2009, 2008, 2007, 2006 and 2005, respectively, including the initial purchase price payments, the fair value of our common stock issued, transaction costs, and performance-based purchase price and guaranteed payments. The results of operations of the acquired businesses are included in our operating results from the date of acquisition. Our payments related to prior acquisitions are described in the Contractual Obligations and Commitments section of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As of

December 31, 2009 we are obligated to make additional payments of $1.1 million in July 2010 and $0.1 million in March 2011.

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

  •
  realization allowance.

        Reimbursable revenues are comprised of costs that are reimbursable by clients, including travel, document reproduction, subscription data services and other costs, and amounts we charge for services provided by others.

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

  •
  equity-based compensation.

        Reimbursable costs are costs that are reimbursable by clients, including travel, document reproduction, subscription data services, and costs incurred for services provided by others.

        Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, and averaging approximately 72%, 71% and 70% of their individual billings on particular projects in 2009, 2008 and 2007, respectively. Such experts are paid when we have received payment from our clients. We refer to these experts as at-risk experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated under a salary plus performance-based bonus model. We make advance payments, or draws, to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts' fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert's draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert's earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.

        Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. These fees have averaged 10%, 12% and 11% of professional staff revenues in 2009, 2008, and 2007, respectively. Experts are generally required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

        Hiring and/or retaining experts sometimes involves the payment of upfront cash amounts. In some cases, the payment of a portion of an upfront amount is due at a future date. These types of upfront payments are recognized when the payment is made, the obligation to pay such amount is incurred, or on the execution date of the retention agreement, and are generally amortized over the period for which they are recoverable from the individual expert up to a maximum period of seven years.

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

        We recognize revenue net of an estimate for amounts that will not be collected from the client due to fee adjustments. This estimate is based on several factors, including our historical percentage of fee adjustments and review of unbilled and billed receivables. These estimates are reviewed by management on a quarterly basis.

Accounts receivable, reserves for unrealizable revenue and allowance for bad debts

        Accounts receivable consist of unbilled and billed amounts due from clients, which are recognized net of reserves for unrealizable revenue and allowances for bad debts. We maintain reserves for unrealizable revenue and allowance for bad debts based on several factors, including the length of time receivables are past due, economic trends and conditions affecting our clients base, specific knowledge of a client's inability to meet its financial obligations, significant one-time events and historical write-off experience. We review the adequacy of our reserves on a quarterly basis. These estimates may be significantly different from actual results. If the financial condition of a client deteriorates in the future, impacting the client's ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

Equity-based compensation

        We account for equity based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718.

Income taxes

        We account for income taxes in accordance with FASB ASC 740, Income Taxes ("ASC 740"). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's consolidated financial statements or tax returns. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

        We account for uncertainty in income taxes recognized in our financial statements using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is "more likely than not" that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. We assessed that it had an unrecognized tax benefit of $3.8 million as of December 31.

        Our deferred tax assets are generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangible assets which were impaired for financial statement purposes during 2008. Tax amortization from these assets, if not offset with current taxable income, would create a net operating loss with a 20-year carryforward period for federal tax purposes. At December 31, 2009, we reviewed our net deferred tax assets, as well as future projected taxable income, for recovery using the "more likely than not" approach by assessing the available evidence surrounding recoverability. We considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes a net loss for 2009 and 2008. Even though we project income in future years, based upon past losses, the current economic environment, and the difficulty of accurately projecting taxable income, we determined that it was "more likely than not" that our net deferred tax assets may not be realized. Consequently, a full valuation allowance of $55.6 million has been recorded at December 31, 2009, against our net deferred tax assets. In future years, if we begin to generate taxable income and our management determines that the net deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal.

Goodwill and other intangible assets

        Goodwill relates to our business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. ASC 350 requires that goodwill and intangible assets with indefinite lives not be amortized, but rather tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Our annual impairment test is performed during the fourth quarter of each year using an October 1st measurement date.

        Factors that we consider important in determining whether to perform an impairment review on a date other than October 1st, include significant underperformance relative to forecasted operating results, significant negative industry or economic trends, and permanent declines in our stock price and related market capitalization. If we determine that the carrying value of goodwill may not be recoverable, we will assess impairment based on a projection of discounted future cash flows for each reporting unit, or some other fair value measurement such as the quoted market price of our stock and the resulting market capitalization, and then measure the amount of impairment, if necessary, based on the difference between the carrying value of our reporting units assigned goodwill and its implied fair value. Determining the fair value of our reporting units and the implied fair value of a reporting units' assigned goodwill requires the use of estimates and assumptions and significant management judgments all of which could materially effect our determination and measurement of impairment. As a result of our 2008 annual impairment test, we recognized a goodwill impairment charge of $118.8 million in the fourth quarter of 2008. In the second quarter of 2009, we recorded an additional $1.8 million of goodwill related to a contingent business acquisition payment. As of October 1, 2009, we concluded that there was no impairment to our $1.8 million goodwill asset based on our 2009 annual test.

        Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, contract rights, non-compete agreements and trade processes and are generally amortized over six months to 20 years. We evaluate the recoverability of our other intangible assets over their remaining useful life when changes in events or circumstances warrant an impairment review. If the carrying value of an intangible asset is determined to be impaired and unrecoverable over its originally estimated useful life, we will record an impairment charge to reduce the asset's carrying value to its fair value and then amortize the remaining value prospectively over the revised remaining useful life. We generally determine the fair value of our intangible asset using a discounted cash flow model as quoted market prices for these types of assets is not readily available. Due to changes in events and circumstances in the fourth quarter of 2008, we performed an impairment test and determined that certain amounts related to our intangible assets were not recoverable. As a result, we recorded a $4.5 million impairment charge related to the net carrying value of our customer relationship and trade name intangible assets.

Recently issued accounting standards

        See "Note 2—Summary of significant accounting policies" in Notes to Consolidated Financial Statements contained in this Form 10-K, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

RESULTS OF OPERATIONS

        As previously discussed in the Business section of this Form 10-K, our historical practice groups and individual experts were reorganized into two operating segments during the second quarter of 2008. These two segments are referred to as Economics Services and Finance and Accounting Services. The Chief Operating Decision Maker considers the key profit/loss measurement of the two segments to be gross profit and gross margin. As such, only revenue, costs of services and gross margin are presented and discussed at the segment level. Historical segment revenue, costs of services and other operational data have been recast as if the current management and reporting structure had been in place since the beginning of each period presented. Since we have historically measured our business performance at a consolidated entity level and made resource allocation decisions differently under that structure, the recasting of historical segment information throughout this Management's Discussion and Analysis is not intended to represent the actual results that would have been achieved if our business had been managed under the new structure since the beginning of each period presented, or intended to predict future results.

Years Ended December 31, 2009, 2008 and 2007

        The following table sets forth the amounts and the percentage of revenues represented by the line items in our Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007, respectively. Our Consolidated Statements of Operations include the financial results of the Secura business which we acquired in March 2007.

	Year ended December 31,
	2009	2008	2007
	($ in thousands)
Fee-based revenues, net	96.3%	96.1%	94.9%
Reimbursable revenues	3.7%	3.9%	5.1%

Revenues	100.0%	100.0%	100.0%
Direct costs	71.6%	66.0%	61.6%
Reimbursable costs	3.9%	4.0%	5.0%

Cost of services	75.5%	70.0%	66.6%

Gross profit	24.5%	30.0%	33.4%
Operating expenses:
General and administrative expenses	27.8%	26.2%	22.6%
Depreciation and amortization	1.9%	1.8%	2.0%
Goodwill impairment	0.0%	35.4%	0.0%
Other impairments	3.8%	1.6%	0.0%
Restructuring charges	2.2%	1.8%	2.9%
Divestiture charges	0.7%	0.9%	0.0%

Operating (loss) income	-11.9%	-37.7%	5.9%
Interest income	0.1%	0.1%	0.2%
Interest expense	-1.0%	-0.2%	-0.1%
Other expense, net	-0.2%	-0.6%	-0.1%

(Loss) income from continuing operations before income taxes	-13.0%	-38.4%	5.9%
Income tax (benefit) expense	15.2%	-12.4%	2.4%

(Loss) income from continuing operations	-28.2%	-26.0%	3.5%
Discontinued operations:
Income from operations of discontinued subsidiary, net of income taxes	0.0%	0.0%	0.2%
Loss on disposal of subsidiary	0.0%	0.0%	-0.6%

(Loss) income from discontinued operations	0.0%	0.0%	-0.4%

Net (loss) income	-28.2%	-26.0%	3.1%

Revenues and cost of services

        The following table sets forth our consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
	2009	2008	2007	Change 2009 - 2008		Change 2008 - 2007
	($ in thousands, except rate amounts)
Fee-based revenues, net	$253,376	$322,714	$351,544	$(69,338)	-21.5%	$(28,830)	-8.2%
Reimbursable revenues	9,820	12,965	18,885	(3,145)	-24.3%	(5,920)	-31.3%

Revenues	263,196	335,679	370,429	(72,483)	-21.6%	(34,750)	-9.4%
Direct costs	188,319	221,476	228,069	(33,157)	-15.0%	(6,593)	-2.9%
Reimbursable costs	10,163	13,339	18,557	(3,176)	-23.8%	(5,218)	-28.1%

Cost of services	198,482	234,815	246,626	(36,333)	-15.5%	(11,811)	-4.8%

Gross profit	$64,714	$100,864	$123,803	$(36,150)	-35.8%	$(22,939)	-18.5%

Gross margin	24.6%	30.0%	33.4%		-5.4%		-3.4%
Billable headcount, period average	711	789	909	(78)	-9.9%	(120)	-13.2%
Average billable rate	$313	$335	$308	$(22)	-6.6%	$27	8.8%
Jr./Sr. staff paid utilization rate	68.4%	71.4%	71.4%		-3.0%		0.0%
Estimate of unrealizable revenue	11,970	13,856	16,241	(1,886)	-13.6%	(2,385)	-14.7%
% of gross fee-based revenue	4.5%	4.1%	4.4%		0.4%		-0.3%

  Revenues

        Our revenues have been negatively impacted over the last year and a half by the global economic downturn, as demand for our services has been stagnated by the significant uncertainties of the current business environment. We have executed a series of restructuring and divestiture actions in order to rationalize our costs with the current business environment. These actions have included significant reductions in billable headcount, which has translated into lower revenues.

        The 21.5% decrease in fee-based revenues, net for 2009 compared to 2008 was primarily the result of a 9.9% decrease in average billable headcount and a 6.6% decrease in the average billable rate. Average billable headcount decreased by 78 from 2008 to 2009 due primarily to the terminations in connection with our 2009 restructuring activities and voluntary attrition. The decrease in the average billable rate was caused primarily by decreases of 17% and 5% in the average exchange rates for British pound sterling and the Eurodollar, respectively. Also contributing to the decrease was a shift in our revenue mix from high rate billable headcount to lower rate billable headcount.

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

        The $1.9 million decrease in our estimate of unrealizable revenue for 2009 compared to 2008 was due to a 21.2% decrease in gross fee-based revenue partially offset by an increase in our historical trailing 12 months write offs. The $2.4 million decrease in our estimate of unrealizable revenue for 2008 compared to 2007 was due to an 8.5% decrease in gross fee-based revenue, as well as a decrease in our historical trailing 12 month write-offs, which is the basis of our estimate.

        Reimbursable revenues for 2009 and 2008 decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during 2009 compared to 2008, and during 2008 compared to 2007.

        Revenues from our international operations were $49.9 million in 2009, which represents 19% of total revenue as compared to 23% of total revenue in 2008. In 2009 our international operations revenue decreased by $25.6 million, or 34% as compared to 2008. The decrease was primarily due to a decrease in business activity in our London office and other European subsidiaries year over year, the divestiture of a portion of our practice in Milan, Italy effective December 31, 2008, the divestiture of our Canadian practice in the second quarter of 2009, and the decrease in average exchange rates. There was an increase in business activity in Asia Pacific which accounted for $2.4 million of the increase year over year, partly due to our expansion into Hong Kong during the fourth quarter of 2008.

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

  Cost of services

        The decrease in direct costs for 2009 compared to 2008 resulted from reductions in billable headcount of 10% in connection with our 2008 and 2009 restructuring activities and through voluntary attrition and lower revenues generated by our at-risk experts. Decreased salary costs for professional staff and decreased compensation earned by at-risk and gross margin model experts due to lower revenues were partially offset by increased salary and related costs for newly hired experts on the salary/bonus compensation model. Also offsetting the decrease in direct costs for 2009 compared to 2008 was an increase in signing, retention and performance bonus amortization of $0.7 million due to capitalization of bonuses totaling $10.6 million and the resulting additional amortization since 2008. The increased amortization resulting from new signing, retention and performance bonuses was partially offset by decreased amortization related to the write-off of approximately $9.2 million of unearned signing and performance bonuses in connection with our 2008 and 2009 restructuring and impairment charges.

        Expert and professional staff costs decreased by $11.7 million, or 5.5%, from 2007 to 2008. Decreased salary costs for professional staff was the result of headcount reductions in connection with our 2007 restructuring activities. Decreased compensation earned by at-risk experts was the result of both headcount reductions as well as lower revenues as these experts are paid a percentage of their own billings plus a percentage of professional staff billings on cases they originate. Decreased compensation for experts on the gross margin model was due primarily to headcount reductions in 2007 and lower revenue. Compensation costs for salary/bonus model experts increased from 2007 to 2008 as the result of a full year of salary costs for experts hired in connection with the Secura acquisition in March 2007, as well as expert hires made in the third and fourth quarters of 2008. Offsetting the decrease in expert and professional staff costs was an increase in signing, retention and performance bonus amortization of $4.2 million to $16.2 million in 2008 from $12.0 million in 2007 which was due to the capitalization of new bonuses since November 2007 and the resulting additional amortization, including $9.9 million of bonuses recognized in 2008 as well as $19.8 million of retention bonuses recognized in November 2007 for two key experts. The increased amortization resulting from new signing, retention and performance bonuses was partially offset by decreased amortization related to the write-off of approximately $6.0 million of unearned signing and performance bonuses in connection with our 2007 and 2008 restructuring activities. Equity-based compensation increased to $4.0 million in 2008 from $3.1 million in 2007 as we granted approximately 1.2 million restricted stock units and/or shares to certain experts in May 2008.

        Reimbursable costs for 2009 and 2008 decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during 2009 compared to 2008, and during 2008 compared to 2007.

  Gross margin

        The 5.4% decrease in our gross margin to 24.6% in 2009 from 30.0% in 2008 was primarily due to a 21.5% decrease in fee-based revenues, net, without a proportionate decrease in our direct costs. The decrease in direct costs included a $33.9 million decrease in expert and professional staff compensation, partially offset by a $0.7 million increase in signing, performance and retention bonus amortization. Generally reimbursable revenue is a pass through cost to our clients and we typically do not generate profit from this activity. However, gross margin related to reimbursable revenues and costs is negative for 2009 primarily due to our inability to pass certain research and data retrieval costs to our clients and to a lesser extent, due to the delayed timing of when these types of costs are incurred and then ultimately used in client related work.

        The 3.4% decrease in our gross margin to 30.0% in 2008 from 33.4% in 2007 was primarily due to an 8.2% decrease in fee-based revenues, net, partially offset by a 2.9% decrease in direct costs. The decrease in direct costs included an $11.7 million decrease in expert and professional staff compensation offset by a $5.1 million increase in signing, performance and retention bonus amortization and equity-based compensation. Generally reimbursable revenue is a pass through cost to our clients and we typically do not generate profit from this activity. However, gross margin related to reimbursable revenues and costs is negative for 2008 primarily due to our inability to pass certain research and data retrieval costs to our clients and to a lesser extent, due to the delayed timing of when these types of costs are incurred and then ultimately used in client related work.

Segment results

Economics Services

        The following table sets forth the revenues, cost of services, gross profit and gross margins, and certain operating metrics for our Economic Services segment for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
	2009	2008	2007	Change 2009 - 2008		Change 2008 - 2007
	($ in thousands, except rate amounts)
Fee-based revenues, net	$106,186	$142,295	$151,926	$(36,109)	-25.4%	$(9,631)	-6.3%
Reimbursable revenues	3,223	4,490	5,985	(1,267)	-28.2%	(1,495)	-25.0%

Revenues	109,409	146,785	157,911	(37,376)	-25.5%	(11,126)	-7.0%
Direct costs	75,945	95,546	101,914	(19,601)	-20.5%	(6,368)	-6.2%
Reimbursable costs	3,390	4,970	5,853	(1,580)	-31.8%	(883)	-15.1%

Cost of services	79,335	100,516	107,767	(21,181)	-21.1%	(7,251)	-6.7%

Gross profit	$30,074	$46,269	$50,144	$(16,195)	-35.0%	$(3,875)	-7.7%

Gross margin	27.5%	31.5%	31.8%		-4.0%		-0.3%
Billable headcount, period average	253	299	314	(46)	-15.4%	(15)	-4.8%
Average billable rate	$355	$364	$337	$(9)	-2.5%	$27	8.0%
Jr./Sr. staff paid utilization rate	67.1%	73.6%	75.6%		-6.5%		-2.0%
Estimate of unrealizable revenue	3,788	5,849	6,428	(2,061)	-35.2%	(579)	-9.0%
% of gross fee-based revenue	3.4%	3.9%	4.1%		-0.5%		-0.2%

  Revenues

        Fee-based revenues decreases in 2009 compared to 2008 primarily in our global competition practice and to a lesser extent our regulate industries, securities and labor practices. Fee-based revenues decreased in 2008 compared to 2007 in our global competition, regulated industries and labor areas. All of the Economic Services practice areas have been negatively impacted since the fourth quarter of 2008 by the global economic slowdown.

        The decrease in fee-based revenues, net for 2009 compared to 2008 was primarily the result of a 15.4% decrease in the average billable headcount and a 6.5% decrease in professional staff utilization and 2.5% decrease in the average billable rate. Average billable headcount decreased by 46 for 2009 compared to 2008 primarily due to our 2008 and 2009 restructuring activities and voluntary attrition. The decrease in the average billable rate was caused by a shift to lower billing rate experts, and to a lesser extent, decreases of 17% and 5% in the average exchange rates for British pound sterling and the Eurodollar, respectively.

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

        The $2.1 million decrease in our estimate of unrealizable revenue for 2009 compared to 2008 was due to a 25.8% decrease in gross fee-based revenue and a decrease in our historical trailing 12 months write offs, which is the basis of our estimate. The $0.6 million decrease in our estimate of unrealizable revenue for 2008 compared to 2007 was primarily due to a decrease in our historical trailing 12 months write-offs and a decrease in our gross fee-based revenue.

        Reimbursable revenues for 2009 and 2008 decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during 2009 compared to 2008, and during 2008 compared to 2007.

  Cost of services

        The decrease in direct costs in 2009 compared to 2008 was primarily due to a $20.0 million decrease in expert and professional staff compensation slightly offset by a $0.4 million increase in non-cash compensation. The $20.0 million decrease in expert and professional staff compensation was primarily due to decreased salary costs related to the terminations resulting from our 2008 and 2009 restructuring activities, as well as decreased compensations earned by at-risk experts due to lower revenue. The $0.6 million increase in non-cash bonus amortization is primarily due to the payment of additional retention bonuses to certain experts since 2008, partially offset by amortization decreases due to the write-off of unearned bonuses for terminated professionals. Equity-based compensation decreased by $0.2 million.

        The decrease in direct costs in 2008 compared to 2007 was driven by a $9.1 million decrease in expert and professional staff compensation, partially offset by a $2.7 million increase in non-cash compensation. The decrease in expert and professional staff compensation was primarily driven by lower billable headcount as a result of our 2007 value recovery plan actions, and lower compensation earned by at-risk experts due to the overall decline in revenue. The $2.8 million increase in signing, retention and performance bonus amortization was primarily due to the capitalization of signing, retention and performance bonuses paid since November 2007, including a $10.0 million retention bonus paid to a key expert, and the resulting additional amortization. Equity-based compensation decreased by $0.1 million.

        Reimbursable costs for 2009 and 2008 decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during 2009 compared to 2008, and during 2008 compared to 2007.

  Gross margin

        The 4.0% decrease in our gross margin to 27.5% in 2009 from 31.5% in 2008 was primarily due to a 25.4% decrease in fee-based revenues, net with a 20.5% decrease in direct costs. The decrease in direct costs included a $20.0 million decrease in expert and professional staff compensation, slightly offset by a $0.4 million increase in non-cash compensation. Generally reimbursable revenue is a pass through cost to our clients and we typically do not generate profit from this activity. However, gross margin related to reimbursable revenues and costs is negative for 2009 primarily due to our inability to pass certain research and data retrieval costs to our clients and to a lesser extent, delayed timing of when these types of costs are incurred and then ultimately used in client related work.

        The 0.3% decrease in our gross margin to 31.5% in 2008 from 31.8% in 2007 was primarily due to a 6.3% decrease in fee-based revenues, net partially offset by a 6.2% decrease in direct costs. The $6.4 million decrease in direct costs reflected a $9.1 million decrease in expert and professional staff compensation, partially offset by a net increase of $2.7 million in signing, retention, and performance amortization and equity-based compensation. Generally reimbursable revenue is a pass through cost to our clients and we typically do not generate profit from this activity. However, gross margin related to reimbursable revenues and costs is negative for 2008 primarily due to our inability to pass certain research and data retrieval costs to our clients and to a lesser extent, delayed timing of when these types of costs are incurred and then ultimately used in client related work.

Finance and Accounting Services

        The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Finance and Accounting Services segment for the years ended December 31, 2009, 2008 and 2007, respectively and include the financial results of the Secura business which we acquired as of March 2007.

	Year ended December 31,
	2009	2008	2007	Change 2009 - 2008		Change 2008 - 2007
	($ in thousands, except rate amounts)
Fee-based revenues, net	$147,190	$180,419	$199,618	$(33,229)	-18.4%	$(19,199)	-9.6%
Reimbursable revenues	6,597	8,475	12,900	(1,878)	-22.2%	(4,425)	-34.3%

Revenues	153,787	188,894	212,518	(35,107)	-18.6%	(23,624)	-11.1%
Direct costs	112,374	125,930	126,155	(13,556)	-10.8%	(225)	-0.2%
Reimbursable costs	6,773	8,369	12,704	(1,596)	-19.1%	(4,335)	-34.1%

Cost of services	119,147	134,299	138,859	(15,152)	-11.3%	(4,560)	-3.3%

Gross profit	$34,640	$54,595	$73,659	$(19,955)	-36.6%	$(19,064)	-25.9%

Gross margin	22.5%	28.9%	34.7%		-6.4%		-5.8%
Billable headcount, period average	458	490	595	(32)	-6.5%	(105)	-17.6%
Average billable rate	$288	$315	$289	$(27)	-8.6%	$26	9.0%
Jr./Sr. staff paid utilization rate	69.2%	70.0%	69.2%		-0.8%		0.8%
Estimate of unrealizable revenue	8,182	8,007	9,813	175	2.2%	(1,806)	-18.4%
% of gross fee-based revenue	5.3%	4.2%	4.7%		1.1%		-0.5%

  Revenues

        Fee-based revenues decreases in 2009 compared to 2008 were primarily in our international, damages and intellectual property, and forensic accounting practices offset by an increase in financial services. Fee-based revenues decreases in 2008 compared to 2007 were primarily in our eDiscovery, forensic accounting and healthcare practice areas with an increase in financial services as the result of increased revenues from the Secura group acquired in March 2007 and strong growth in our international practices, while revenues in our damages and intellectual property and higher education areas remained relatively flat.

        The decrease in fee-based revenues, net for 2009 compared to 2008 was primarily the result of a 6.5% decrease in the average billable headcount and a 0.8% decrease in professional staff utilization and an 8.6% decrease in the average billable rate. While the average billable headcount decreased by 32 for 2009 compared to 2008, there were 94 terminations in connection with our 2009 restructuring activities and the divestitures of a portion of our practice in Milan, Italy effective December 31, 2008 and our Canadian practice in the second quarter of 2009 partially offset by 13 new hires net of attrition. The decrease in the average billable rate was caused by a shift to lower billing rate experts, and to a lesser extent, decreases of 17% and 5% in the average exchange rates for British pound sterling and the Eurodollar, respectively.

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

        The $0.2 million increase in our estimate of unrealizable revenue for 2009 compared to 2008 was primarily due an increase in our historical trailing 12 months write-offs, which is the basis of our estimate, substantially offset by the decrease in our gross fee-based revenue. The $1.8 million decrease in our estimate of unrealizable revenue for 2008 compared to 2007 was primarily due a 10.0% decrease in gross fee-based revenue and a decrease in our historical trailing 12 months write-offs, which is the basis of our estimate. Reimbursable revenues for 2009 and 2008 decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during 2008 compared to 2007, and during 2008 compared to 2007.

  Cost of services

        The decrease in direct costs in 2009 compared to 2008 was primarily due to a $13.8 million decrease in expert and professional staff compensation, slightly offset by a $0.2 million increase in non-cash equity based compensation. The $13.8 million decrease in expert and professional staff compensation was primarily due to decreased salary costs related to the terminations resulting from our 2008 and 2009 restructuring activities, as well as decreased compensations earned by at-risk experts due to lower revenue. The $0.2 million increase in non-cash equity based compensation is primarily due to expense associated with restricted stock grants made to certain experts in May 2008, as well as other grants made since December 2008.

        The decrease in direct costs for 2008 compared to 2007 was due to a $2.7 million decrease in expert and staff compensation costs largely offset by a $2.5 million increase in non-cash compensation. The $2.7 million decrease in expert and professional staff compensation was due to decreased salary costs as a result of headcount reductions in connection with our 2007 value recovery plan and voluntary attrition as well as decreased compensation earned by certain experts on the gross margin model, partially offset by increased compensation earned by at-risk experts due to higher revenues generated by them individually, and salary costs for newly hired experts. The $1.5 million increase in signing, retention and performance bonus amortization was primarily due to the capitalization of bonuses recognized since November 2007, including a $9.8 million retention bonus to a key expert in November 2007, and the resulting additional amortization The $1.0 million increase in equity-based compensation expense is due to expense associated with restricted stock grants made to certain experts in May 2008 as well as other grants made since September 30, 2007.

        Reimbursable costs for 2009 and 2008 decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during 2009 compared to 2008, and during 2008 compared to 2007.

  Gross margin

        The 6.4% decrease in the gross margin to 22.5% in 2009 from 28.9% in 2009 is primarily due to an 18.4% decrease in fee-based revenues, net with only a 10.8% decrease in direct costs. The $13.6 million decrease in direct costs includes a $13.8 million decrease in expert and professional staff compensation, slightly offset by a $0.2 million increase in equity-based compensation,

        The 5.8% decrease in the gross margin to 28.9% in 2008 from 34.7% in 2007 is primarily due to a 9.6% decrease in fee-based revenues, net with only a 0.2% decrease in direct costs. The $0.2 million decrease in direct costs includes a $2.7 million decrease in expert and professional staff compensation, largely offset by a $2.5 million increase in signing, retention and performance bonus amortization and equity-based compensation.

Operating expenses

        The following table sets forth our operating expenses for years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007	Change 2009 - 2008		Change 2008 - 2007
	($ in thousands)
General and administrative expenses	$73,258	$88,021	$83,901	$(14,763)	-16.8%	$4,120	4.9%
Depreciation and amortization	4,997	5,939	7,284	(942)	-15.9%	(1,345)	-18.5%
Goodwill impairment	—	118,800	—	(118,800)	-100.0%	118,800	—
Other impairments	10,071	5,358	—	4,713	88.0%	5,358	—
Restructuring charges	5,659	5,937	10,689	(278)	-4.7%	(4,752)	-44.5%
Divestiture charges	1,800	3,136	—	(1,336)	-42.6%	3,136	—

Total operating expenses	$95,785	$227,191	$101,874	$(131,406)	-57.8%	$125,317	123.0%

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

        Our results for 2009 include a $2.8 million stock-based compensation expense reversal due to the termination of employment of one of our experts in August 2009. Offsetting this expense recovery was the accelerated expense of $0.6 million related to the voluntary surrender of stock options.

        In response to the ongoing economic downturn, during 2009 we implemented cost saving measures to reduce our general and administrative expenditures. These actions included a workforce reduction of 41 administrative staff, an adjustment to the compensation structure of 39 administrative staff, elimination of certain employee benefits, a reduction our office space in four locations, and further reductions in discretionary spending. As a result of our 2008 and 2009 cost saving measures, headcount reductions and lower legal fees in connection with litigation arising in the normal course of business, our general and administrative expenses decreased as follows: a $3.2 million, or 10.3% decrease in base compensation and benefit costs; a $0.8 million or 4.7% in occupancy costs; a $3.5 million, or 66.3%, decrease in recruiting and training expenses due to decreased hiring activities; a $3.3 million or 29.7% decrease in legal, consulting, temporary staff and other outside services; a $3.2 million, or 41.6%, decrease in marketing costs, including events and conferences; a $1.2 million, or 51.2%, reduction in travel expenses for corporate and business development purposes; a $0.9 million, or 21.3% decrease in computer expenses; and a $0.6 million or 14.4% reduction in communication and other operating expenses. These decreases were partially offset by a $2.6 million increase in discretionary general and administrative bonuses for a key expert to provide leadership services until the completion of the proposed Merger with SMART as well as $2.1 million of acquisition costs related to this Merger. Acquisition costs include legal, accounting and other service fees and travel costs.

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

  Depreciation and amortization

        The decrease in depreciation and amortization for 2009 compared to 2008 was primarily due to the impairment of certain intangible assets in the fourth quarter of 2008.

        The decrease in depreciation and amortization for 2008 compared to 2007 was primarily due to the full amortization during 2008 of certain intangible assets acquired in connection with the acquisitions of CFES, Mack Barclay, Neilson Elggren and Secura.

  Goodwill impairment charges

        We performed our annual goodwill impairment test using an October 1st measurement date and concluded that our goodwill assets was not impaired as of measurement date or at December 31, 2009.

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

  Other impairment charges

        We recognized other non-cash impairment charges totaling $10.1 million during 2009, consisting of $5.9 million related to the write-off of unearned bonuses for terminated experts, $1.4 million of net charges related to the write-off of certain client receivables, $2.0 million related to certain prepaid costs which we considered unrecoverable, and $0.8 million related to other asset write-offs. The $1.4 million charge related to two specific client receivables that have been the subject of arbitration proceedings. We determined that these receivables were impaired based primarily on the length of time these amounts have been outstanding and the lack of progress and favorable developments in the arbitration proceedings. The impairment charge represents the gross amount of these receivables, net of anticipated recoveries from the at-risk experts who originally worked on these matters.

        We recognized other impairment charges in 2008 totaling $5.4 million: $4.0 million of the impairment charge was in connection with our customer relationships intangible asset; $0.5 million was due to the discontinued use of a trade name intangible asset; $0.7 million was related to the expensing of certain prepaid costs which we considered unrecoverable; and $0.2 million was related to other asset write-offs.

  Restructuring charges

        During the second and third quarters of 2009, we executed restructuring actions intended to further rationalize our cost structure with current business and market conditions. These actions included a workforce reduction of 133 billable headcount and 41 administrative staff, as well as an adjustment to the compensation structure of 81 billable headcount and 39 administrative staff. The workforce reduction was mostly composed of involuntary terminations, but also included voluntary terminations that were not replaced. Net restructuring charges in 2009 totaled $5.7 million, of which $1.2 million was non-cash related and $4.5 million was cash related, and were primarily composed of $2.5 million in one-time termination benefits, $1.9 million of lease termination costs, and $1.3 million of unearned bonus and draw deficit write-offs. We recognized net restructuring charges in 2008 of $5.9 million, of which $6.4 million was related to the termination of 35 billable headcount and 37 administrative staff and the closure of two offices during the fourth quarter of 2008, partially offset by a $0.5 million benefit in the third quarter of 2008 resulting from changes in estimated costs of rent payments for a facility vacated in 2007.

        We recognized a restructuring charge in 2007 of $10.7 million. The 2007 restructuring charge related to the termination of 121 billable headcount and seven administrative staff during 2007 and the closure of seven offices and a computer facility during the same period.

        Restructuring charges in our Consolidated Statements of Operations were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
One-time termination benefits	$2,496	$3,211	$1,700
Write-off of unearned signing and performance bonuses(1)	975	2,338	3,668
Write-off of expert advances paid in excess of expert fees earned(1)	262	—	3,813
Lease buyout and rent payments for office closure and other costs(2)	1,925	888	1,508
Restructuring charge recovery	—	(500)	—

Total	$5,658	$5,937	$10,689

(1)
Represents non-cash charges.

(2)
Includes non-cash (benefit) charges of ($0.1), $0.1 million and $0.2 million in 2009, 2008 and 2007, respectively.

  Divestiture charges

        In 2009, the $1.8 million of divestiture charges included a loss on the divestiture of our Canadian practice of $1.7 million and $0.1 million of transaction costs related to the February 2009 divestiture of a portion of our practice in Milan, Italy. On May 31, 2009, we executed a sales agreement to transfer most of the assets of our Canadian subsidiary, net of certain liabilities totaling $1.7 million, to a former employee for $0.6 million in cash. We paid severance to terminated Canadian employees and transaction costs totaling $0.7 million during 2009 which was recorded as divestiture charges. The cash flows from our Canadian practice were not material to our consolidated revenues, gross profit, or results of operations.

        We recognized a charge in the fourth quarter of 2008 in connection with the divestiture of a portion of our practice in Milan, Italy. While we closed the transaction in February 2009, the terms of the sale were substantially agreed to and we estimated and recorded a loss of approximately $3.1 million as of December 31, 2008.

Interest income, interest expense and other expense, net

        The following table sets forth our interest income, interest expense and other expense, net for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007	Change 2009 - 2008		Change 2008 - 2007
	($ in thousands)
Interest income	$160	$445	$635	$(285)	-64.0%	$(190)	-29.9%
Interest expense	$(2,680)	$(636)	$(508)	$(2,044)	321.4%	$(128)	25.2%
Other expense, net	$(571)	$(1,849)	$(502)	$1,278	-69.1%	$(1,347)	268.3%

        The decrease in interest income from 2008 to 2009 and from 2007 to 2008 is due to lower cash balances held in interest-bearing accounts. The increase in interest expense in 2009 compared to 2008 primarily due to higher borrowings and interest rates on our line of credit as well as increased loan fee amortization costs due to amendments made to our line of credit in the first and fourth quarters of 2009. In addition, during the fourth quarter of 2009, we recorded $0.5 million of loan fee impairment charge due to a reduction in the commitment amount under our revolving credit facility. The increase in interest expense in 2008 compared to 2007 is due to higher outstanding balances on our line of credit.

        The decrease in other expense in 2009 compared to 2008 is primarily due to lower net mark-to-market losses on our deferred compensation plan assets. The increase in other expense from 2007 to 2008 is primarily due to a $1.6 million increase in net mark-to-market losses on our deferred compensation plan assets, partially offset by a $0.3 million increase in foreign currency transaction gains.

Income taxes

        Our income tax expense or benefit for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007	Change 2009 - 2008		Change 2008 - 2007
	($ in thousands)
Income tax (benefit) expense	$39,957	$(41,680)	$8,753	$81,637	-195.9%	$(50,433)	-576.2%

        Our effective tax rate in 2009 was (117.0%), compared to 32.5% in 2008 and 40.6% in 2007. In 2009, we recognized an income tax expense of $40.0 million on a loss from continuing operations of $34.2 million. The change in the effective tax rate in 2009 is due primarily to the full valuation allowance recorded against our net deferred tax assets. Our deferred tax assets are generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangible assets which were impaired for financial statement purposes during 2008. Tax amortization from these assets, if not offset with current taxable income, would create a net operating loss with a 20-year carryforward period for federal tax purposes. At December 31, 2009, we reviewed our net deferred tax assets, as well as projected taxable income, for recovery using the "more likely than not" approach by assessing the available evidence surrounding its recoverability. We considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes a net loss for 2009 and 2008. Even though we project income in future years, based upon past losses, the current economic environment, and the difficulty of accurately projecting income, we determined that it was "more likely than not" that our net deferred tax assets may not be realized. A full valuation allowance against our net deferred tax assets was recorded in 2009 which decreased the effective rate by 144.0%. In future years, if we begin to generate taxable income and our management determines that the net deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal. The effective tax rate was also impacted by approximately $2.0 million of acquisition-related costs that are not deductible for tax purposes, which decreased the tax benefit by approximately $0.7 million and decreased the effective rate by 2.0% compared to 2008. In 2009, the Company recorded approximately $1.8 million of losses in certain foreign jurisdictions, for which no tax benefit was recorded, which decreased the effective rate by 1.8% compared to 2008.

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

        For 2007, we had income from continuing operations of $21.6 million. The effective rate in 2007 was primarily influenced by federal, foreign and state statutory rates. Permanent differences had a minor impact on the effective rates for 2007.

        In 2007 the Argentine taxing authority ("AFIP") completed its audit of LECG Buenos Aires' ("LECG BA") income tax returns for 2003 and 2004 and its withholding tax return for 2005. In connection with this audit, the AFIP issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, our U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by our personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by our personnel outside of LECG BA. In 2008, we elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We have recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at December 31, 2009 and 2008.

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

        If we are unsuccessful in defending our position, amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on our U.S. tax return and would result in a deferred tax asset on our Condensed Consolidated Balance Sheets, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. We believe that we properly reported these transactions in our Argentine tax returns and have assessed that our position in this matter will be sustained. Accordingly, we have not recognized any additional tax liability in connection with this matter at December 31, 2009.

Discontinued operations

        On December 31, 2007, we completed the sale of our wholly-owned subsidiary Silicon Valley Expert Witness Group, Inc. ("SVEWG") for $7.0 million to a privately held company owned by the former majority shareholder of SVEWG, as disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for 2009. The following table shows selected financial data of SVEWG included in income from operations of discontinued subsidiary for the periods presented (in thousands):

Year ended December 31, 2007
Revenues	$10,958

Income from operations of discontinued subsidiary before income taxes	$1,313
Income tax expense	535

Income from operations of discontinued subsidiary, net of income taxes	$778

        Further financial information regarding discontinued operations is included in "Note 15—Discontinued operations" in Notes to Consolidated Financial Statements contained in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

        Our current sources of liquidity are our cash on hand and cash generated by operations, including the timely collection of our billed receivables. As of December 31, 2009, we had $13.0 million in cash and cash equivalents. Also, on March 10, 2010, we received a $25.0 million cash investment from Great Hill Partners in connection with the SMART Merger and we used a portion of that amount to repay $19.0 million outstanding under our then existing revolving credit facility. Our primary financing needs will be (a) to service the principal and interest payments associated with the term loan facility (which is discussed below) that we assumed as part of the SMART Merger, under an amendment entered into on March 10, 2010, (b) to continue funding our business operations, including our payroll-related costs, current operating lease commitments, signing, retention and performance bonuses, and (c) to a lesser extent, to fund our remaining performance-based purchase price payments related to prior acquisitions and funding strategic acquisitions. We will also need to fund the integration costs related to our Merger with SMART, which may be significant. Further, the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas are important elements of our business and we expect to continue to recruit and hire experts and professional staff through a mix of individual hires, group hires and acquisitions in order to deepen our existing service offerings.

Term loan facility

        On March 10, 2010, we entered into a Sixth Amendment to Credit Agreement and Consent (the "Amendment") and became a co-borrower with SMART Business Advisory and Consulting, LLC, under a Credit Agreement with the Bank of Montreal ("BMO") and the syndicate bank members. The Amendment provides for a $40.8 million term loan which is guaranteed by us and our domestic subsidiaries. The Amendment also allows us to seek up to an additional $10.0 million of subordinated debt, subject to certain repayment and maturity restrictions. The term loan matures on March 31, 2011 and required a $4.0 million principal payment at closing (March 10, 2010), and subsequent quarterly principal payments of $3.0 million beginning on June 30, 2010 through December 31, 2010. The remaining outstanding principal is due in full on March 31, 2011. Interest is payable quarterly at a rate consisting of the Base Rate plus 6.50%. The Base Rate is defined as the greater of (i) three percent, (ii) BMO's prevailing prime commercial rate, (iii) the Federal Funds rate plus 0.5%, or (iv) LIBOR plus 1.5%. The current interest rate in effect as of the date of the Amendment was 9.75%. We paid approximately $0.2 million in fees related to this Amendment, which will be amortized over the remaining term of the Amendment.

        The Amendment contains non-financial and financial covenants, including a total funded debt to EBITDA ratio, a minimum fixed charge ratio, maximum rental and capital expenditures, and minimum quarterly EBITDA and cash balance requirements. Also, cash balances in excess of certain amounts at each quarter-end must be used to make additional principal payments. Maintaining compliance with our debt covenants is critical to our operations. The current economic downturn adds uncertainty to our anticipated revenue levels, as seen by declines in our revenue during the third and fourth quarters of 2008 and again in the second and third quarters of 2009. We have executed a number of restructuring actions in response to these revenue declines. Should revenues declines continue or other unforeseen adverse developments occur, we would seek to remain in compliance with the debt covenants through further restructuring actions.

Future needs

        The continued economic downturn adds uncertainty to our anticipated revenue and earnings levels and to the timing of cash receipts which are needed to support our operations. In addition, cash payments for principal and interest related to the term loan facility which we assumed in connection with the SMART Merger, merger-related integration costs, future signing, retention and performance bonuses, and recruiting fees and performance-based acquisition payments could affect our cash needs. We anticipate significant integration costs and the continued use of signing, retention and performance bonuses to recruit and retain expert talent; however, the timing and magnitude of those events and opportunities cannot be predicted. These cash needs have historically caused us to make use of a revolving credit facility throughout the year, and the current economic downturn had resulted in our need to utilize such borrowings more frequently and to a greater degree than we did historically. We terminated our revolving credit facility in conjunction with the closing of the SMART Merger and we no longer have access to that line of credit.

        Also, we initiated a series of restructuring actions beginning in the fourth quarter of 2008 and again in the second and third quarters of 2009, that were designed to reduce and better align our costs with current business conditions and revenue levels. We believe funds generated by our operations, including our ability to collect our outstanding billed receivables will provide adequate support to fund our anticipated cash needs for at least the next twelve months. However, if our revenues decrease from their current levels, it may be necessary for us to implement further cost reductions or seek to obtain the subordinated debt financing allowed under the Amendment to ensure that our cash needs are met for at least the next twelve months.

        We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash flows

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,060)	$12,113	$17,236
Investing activities	(9,055)	(12,594)	(26,518)
Financing activities	9,348	173	3,553
Effect of exchange rates on changes in cash	301	(1,784)	842

Net decrease in cash and cash equivalents	$(6,466)	$(2,092)	$(4,887)

  Operating activities

        Net cash used in operations in 2009 was $7.1 million as compared to $12.1 million net cash provided by operations in 2008 and $17.2 million net cash provided by operations in 2007. The $19.2 million increase in net cash used in operations over the prior year was the result of changes in our earnings and the timing and amounts of working capital used during the respective years. Significant uses of cash in our operations in 2009 were: a $74.1 million net loss, a $5.2 million decrease in accrued compensation, $10.6 million of signing, retention and performance bonuses paid during the year, a $3.2 million decrease in accounts payable and other accrued liabilities, and a $5.3 million increase in income taxes receivable. Off-setting these cash uses was the add-back of $90.3 million of non-cash expenses including $49.5 million of deferred taxes. In connection with our 2008 and 2009 restructuring activities, we made cash payments of $5.6 million during 2009. We anticipate $1.6 million of additional cash expenditures in 2010 related to the conclusion of these restructuring activities. In 2009, we paid $1.9 million for income taxes and received a $6.4 million refunds related to our 2008 federal and state tax returns and prior year's Canadian returns. We currently estimate refunds of approximately $17.0 million for federal, state, and foreign tax jurisdictions, primarily due to our taxable net loss for the year and recent rule changes in the federal net operating loss carry-back period.

        Net cash provided by operations in 2008 was $12.1 million. Significant uses of cash in our operations in 2008 were: an $86.7 million net loss, a $4.3 million decrease in accrued compensation, $17.4 million of signing, retention and performance bonuses paid during the year, and a $4.5 million increase in income taxes receivable. Off-setting these cash uses was the add-back of $114.4 million of non-cash expenses, a $9.3 million decrease in accounts receivable and a $5.0 million increase in accounts payable and other accrued liabilities.

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

  Investing activities

        Net cash used in investing activities was $9.1 million for 2009 as compared to $12.6 million in 2008 and $26.5 million in 2007. Acquisition related payments in 2009, 2008 and 2007, accrued purchase price payable at December 31, 2009 were as follows (in thousands):

				Accrued purchase price payable at 12/31/2009
	Year ended December 31,					Date of final potential payment
					Potential remaining payments
	2009	2008	2007
Payment in connection with acquisitions (net of cash acquired and including transaction costs): Secura	$—	$—	$9,196

Total payments in connection with acquisitions	—	—	9,196
Additional acquisition related payments:
Secura	1,700	—	—	$100	$—	Mar-11
Mack Barclay	738	5,300	1,845	1,055	—	Jul-10
Lancaster	—	240	372	—	—	n/a
Beach	—	—	500	—	—	n/a
Neilson Elggren	1,007	1,509	1,234	—	1,500	Dec-10
Bates	1,850	2,000	4,588	—	—	n/a
Cook	—	172	243	—	—	n/a
WAG	—	—	1,227	—	—	n/a
EA	—	—	1,863	—	—	n/a
LRTS	290	515	847	—	—	n/a
CFES	—	—	1,856	—	—	n/a

Total payments	5,585	9,736	14,575	$1,155	$1,500

Total acquisition related payments	$5,585	$9,736	$23,771

        Investing activities in 2009, 2008 and 2007 also included investments in computer hardware and software additions totaling $1.4 million, $3.2 million and $3.8 million, respectively. Investing activities in 2009 and 2008 also included $0.6 million and $0.5 million, respectively, of payments received on our note receivable in connection with the sale of our wholly-owned subsidiary SVEWG, Inc. on December 31, 2007. Investment activities in 2009 included $2.7 million of divestiture payments, net of cash receipts in connection with the divestiture of a portion of our Milan, Italy practice and our Canadian practice.

  Financing activities

        Net cash provided by financing activities in 2009 was $9.3 million, consisting primarily of $45.0 million of borrowings under our revolving line of credit offset by principal repayments of $33.0 million, and $2.7 million of loan fees paid in connection with amendments to our revolving line of credit in the first and fourth quarters of 2009.

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

  Effect of exchange rates on changes in cash

        The $0.3 million positive effect in 2009 resulted from the translation of cash balances held in foreign locations that were primarily denominated in British pound sterling, New Zealand dollars, Canadian dollars and Eurodollars at higher exchange rates relative to the US dollar at December 31, 2009 compared to December 31, 2008. The $1.8 million negative effect in 2008 resulted from the translation of cash balances held in foreign locations that were primarily denominated in British pound sterling and Canadian dollars at lower exchange rates relative to the US dollar at December 31, 2008 compared to December 31, 2007. The $0.8 million positive effect in 2007 resulted from the translation of cash balances held in foreign locations that were primarily denominated in Canadian dollars and the Euro at higher exchange rates relative to the US dollar at December 31, 2007 compared to December 31, 2006.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table provides summary information concerning our future contractual and contingent obligations and commitments, including the acquisitions and expert hires disclosed below and other contingent commitments relating to other expert agreements, operating leases and purchase commitments.

	Payments due by years ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total*
	(in thousands)
Operating leases(2)	$13,621	$8,696	$6,635	$5,858	$3,685	$3,243	$41,738
Accrued retention and performance bonuses(3)	2,325	—	—	—	—	—	2,325
Contingent retention and performance bonuses(4)	9,065	10,150	2,100	5,100	—	—	26,415
Earned expert bonuses(5)	10,581	—	—	—	—	—	10,581
Contingent performance bonus commitments(6)	323	2,707	1,320	750	750	1,000	6,850
Accrued purchase price(7)	1,055	100	—	—	—	—	1,155
Contingent purchase price commitment(8)	1,500	—	—	—	—	—	1,500
Purchase commitments(9)	1,088	4	—	—	—	—	1,092

Total(1)	$39,558	$21,657	$10,055	$11,708	$4,435	$4,243	$91,656

*
We have a $3.8 million liability related to tax uncertainties that is recorded in our Consolidated Balance Sheet. This liability is excluded from our schedule above as the timing of these potential payments cannot be reasonably estimated.

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

(2)
We lease our office facilities and certain equipment under operating lease arrangements expiring on various dates through 2017. We lease office facilities under noncancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance, and other expenses.

(3)
Represents amounts accrued as of December 31, 2009 under certain expert agreements with claw back provisions of which $2.3 million was paid prior to February 28, 2010.

(4)
Represents the maximum payment under the terms of certain expert agreements with claw back provisions and are subject to achieving certain significant performance criteria. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the table and includes the following:

•
In connection with the hiring of certain experts and professional staff in March 2004, we will pay $1.3 million of additional performance bonuses if additional specified performance targets are achieved prior to March 2011.

  •
  In connection with the hiring of certain experts and professional staff in August 2006, we will pay performance bonuses of $6.0 million if specified performance targets are achieved.

  •
  In connection with the modification of certain expert agreements made during 2009, we will pay retention bonuses of $7.3 million, of which $4.8 million was paid prior to February 28, 2010.

  •
  In connection with the modification of certain expert agreements made during 2009, we will pay performance bonuses of $11.0 million if specified performance bonus targets are achieved prior to January 2013, of which $0.8 million was paid prior to February 28, 2010.

(5)
Represents actual amounts to be paid which were accrued at December 31, 2009 under certain bonus agreements that do not include claw back provisions.

(6)
Includes the maximum potential payments for certain bonus agreements that do not include claw back provisions. Excluded from this amount are other contractual obligations that are contingent upon the achievement of specified performance criteria. The amounts and timing of such payments included in the table are estimates. Actual amounts, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the schedule and includes the following:

•
In connection with the hiring of an expert in July 2009, we will pay $3.5 million of performance bonuses if specified performance bonuses are achieved prior to January 2015.

(7)
Represents amounts accrued as of December 31, 2009. See table included in future "Liquidity and Capital Resources" under "Investing Activities" and the discussions included under "Additional payments related to prior acquisitions" for further details.

(8)
Represents maximum amount of performance-based purchase price related to Neilson Elggren acquisition. Actual amount, if any, to be paid could be significantly less than the maximum presented and may vary in timing from that which is presented in the schedule. See table included in future "Liquidity and Capital Resources" under "Investing Activities" and the discussions included under "Additional future payments related to prior acquisitions" for further details.

(9)
Primarily represents maintenance, service and outsourcing contracts.

Additional future payments related to prior acquisitions

        In March 1, 2007, we acquired substantially all of the operating assets of The Secura Group, LLC ("Secura"), an expert, consulting and regulatory compliance services firm specializing in the financial services industry. In May 2009, the Company entered into an amendment to the Secura asset purchase agreement to settle certain contingent obligations to the seller. The original agreement required additional purchase price payments of up to $2.5 million after December 2010, if certain performance targets were achieved through December 2010. Under the terms of the amendment, the Company will make guaranteed payments totaling $1.8 million, of which $1.7 million was paid in December 2009 and the remaining $0.1 million is due March 2011. There are no further performance-based purchase price commitments.

        In May 2006, we acquired substantially all of the assets of BMB Mack Barclay, Inc. and affiliates ("Mack Barclay"), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. As a result of achieving specified performance targets through April 30, 2008, we recognized $4.1 million of additional purchase price, of which $2.3 million and $1.8 million was paid in July 2008 and 2007, respectively. In September 2008, we entered into an amendment to the Mack Barclay asset purchase agreement to settle all remaining contingent obligations to the seller. The original agreement provided for additional purchase price payments of up to $4.7 million by July 2011, if certain performance targets were achieved through April 2011. Under the terms of the amendment, we will make guaranteed payments totaling $4.1 million, of which

$3.0 million was paid in December 2008, and the remaining $1.1 million is due July, 2010. There are no further performance-based purchase price commitments.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash investment policy

        Our investment policy requires us to invest any funds we have that are in excess of our current operating requirements. As of December 31 2009, our cash and cash equivalents consisted primarily of non-interest bearing checking accounts. The recorded carrying amounts of cash and cash equivalents approximates fair value due to their short maturities.

        Our cash investment guidelines are consistent with the objectives of preservation and safety of funds invested and ensuring liquidity. Eligible investments include money market accounts, US Treasuries, US Agency securities, commercial paper, municipal bonds, AAA rated asset-backed securities, certificates of deposit and agency backed mortgage securities. We seek the highest quality credit rating available for each type of security used for investment purposes. Maturities are not to exceed 18 months.

Interest rate risk

        Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature and interest on our short-term borrowings (as of December 31, 2009) is based on the greater of the prime rate, the federal funds rate plus 3.5%, the federal funds rate plus 4.0% or the Eurocurrency rate plus 5.5%. Due to the nature of our short-term investments and borrowings, we have concluded that we do not have material market risk exposure.

Market risk

        Our deferred compensation plan assets consist of the cash surrender value of company-owned variable universal life insurance policies. These insurance policies are held to insure against the sudden death of the plan participants and as an offset to our liability to the plan participants. The cash surrender value for these insurance products at any given point in time is determined by the fair value of the underlying investment funds, referred to as insurance subaccounts, which are designed to emulate most of the characteristics of a retail mutual fund. The plan assets are reflected at fair value in our consolidated balance sheets with changes recorded in other income/expense at the end of each reporting period. We are subject to market fluctuations and our net earnings has been and may in the future be affected by these fluctuations due to the timing of when we authorize the reallocation of insurance subaccounts to match changes to the plan participants' investment allocations or when we have plan asset values that are greater than plan participant liabilities, which occasionally occurs due to the timing of participant distributions. If the fair value of the underlying investment funds of our deferred compensation plan assets were to fluctuate 20%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

Currency risk

        We currently have operations in Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation gain of approximately $0.7 million in the year ended December 31, 2009. Our realized foreign transaction gains and losses were immaterial in the years ended December 31, 2009, 2008 and 2007.

        At December 31, 2009, we had U.S. dollar equivalents of approximately $0.6 million in net liability with a Canadian Dollar functional currency, $4.3 million in net assets with a Euro functional currency, $5.5 million in net assets with a Argentine peso functional currency, $6.3 million in net assets with a United Kingdom pound sterling functional currency, and $1.1 million in net assets with a New Zealand dollar functional currency.

        If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LECG Corporation
Emeryville, California

        We have audited the accompanying consolidated balance sheets of LECG Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LECG Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
LECG Corporation
Emeryville, California

        We have audited the internal control over financial reporting of LECG Corporation and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 12, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 12, 2010

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$13,044	$19,510
Accounts receivable, net of allowance of $1,992 and $973	85,451	87,122
Prepaid expenses	4,981	5,996
Deferred tax assets, net—current portion	—	14,123
Signing, retention and performance bonuses—current portion	14,046	15,282
Income taxes receivable	13,498	7,662
Other current assets	1,660	2,447
Note receivable—current portion	547	518

Total current assets	133,227	152,660
Property and equipment, net	7,814	11,011
Goodwill	1,800	—
Other intangible assets, net	3,078	3,790
Signing, retention and performance bonuses	20,293	34,976
Deferred compensation plan assets	10,017	9,684
Note receivable	1,351	1,946
Deferred tax assets, net	5,731	36,952
Other long-term assets	7,500	5,188

Total assets	$190,811	$256,207

Liabilities and stockholders' equity
Current liabilities:
Accrued compensation	$45,363	$49,313
Accounts payable and other accrued liabilities	8,823	11,493
Payable for business acquisitions—current portion	1,055	3,846
Deferred revenue	3,052	2,450
Borrowings under line of credit	12,000	—
Deferred tax liabilities, net—current portion	5,731	—
Liabilities associated with divestiture	—	2,642

Total current liabilities	76,024	69,744
Payable for business acquisitions	100	1,055
Deferred compensation plan obligations	10,163	9,632
Deferred rent	6,156	6,601
Other long-term liabilities	252	569

Total liabilities	92,695	87,601

Commitments and contingencies	—	—
Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares authorized, 25,895,679 and 25,559,253 shares outstanding at December 31, 2009 and 2008, respectively	26	26
Additional paid-in capital	174,917	172,005
Accumulated other comprehensive loss	(690)	(1,407)
Accumulated deficit	(76,137)	(2,018)

Total stockholders' equity	98,116	168,606

Total liabilities and stockholders' equity	$190,811	$256,207

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Fee-based revenues, net	$253,376	$322,714	$351,544
Reimbursable revenues	9,820	12,965	18,885

Revenues	263,196	335,679	370,429
Direct costs	188,319	221,476	228,069
Reimbursable costs	10,163	13,339	18,557

Cost of services	198,482	234,815	246,626
Gross profit	64,714	100,864	123,803
Operating expenses:
General and administrative expenses	73,258	88,021	83,901
Depreciation and amortization	4,997	5,939	7,284
Goodwill impairment	—	118,800	—
Other impairments	10,071	5,358	—
Restructuring charges	5,659	5,937	10,689
Divestiture charges	1,800	3,136	—

Operating (loss) income	(31,071)	(126,327)	21,929
Interest income	160	445	635
Interest expense	(2,680)	(636)	(508)
Other expense, net	(571)	(1,849)	(502)

(Loss) income from continuing operations
before income taxes	(34,162)	(128,367)	21,554
Income tax expense (benefit)	39,957	(41,680)	8,753

(Loss) income from continuing operations	(74,119)	(86,687)	12,801
Discontinued operations:
Income from operations of discontinued subsidiary, net of income taxes of $535	—	—	778
Loss on disposal of subsidiary	—	—	(2,219)

Loss from discontinued operations	—	—	(1,441)

Net (loss) income	$(74,119)	$(86,687)	$11,360

Basic earnings per share:
(Loss) income from continuing operations	$(2.90)	$(3.42)	$0.51
Loss from discontinued operations	—	—	(0.06)

Basic earnings per share	$(2.90)	$(3.42)	$0.45

Diluted earnings per share:
(Loss) income from continuing operations	$(2.90)	$(3.42)	$0.51
Loss from discontinued operations	—	—	(0.06)

Diluted earnings per share	$(2.90)	$(3.42)	$0.45

Shares used in calculating earnings per share
Basic	25,583	25,330	25,117
Diluted	25,583	25,330	25,499

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net (loss) income	$(74,119)	$(86,687)	$11,360
Adjustments to reconcile net (loss) income to net cash (used) provided by in operating activities:
Bad debt expense	1,032	132	174
Depreciation and amortization of property and equipment	4,285	4,489	4,884
Amortization of intangible assets	712	1,450	2,415
Goodwill impairment	—	118,800	—
Other impairments	10,071	5,358	—
Amortization of signing, retention and performance bonuses	17,767	16,522	12,091
Deferred taxes	49,492	(44,708)	(5,770)
Equity-based compensation	3,967	6,778	5,731
Excess tax benefits from equity-based compensation	—	(41)	736
Non cash restructuring charges	1,150	2,441	7,639
Divestiture charges	1,800	3,136	—
Loss on disposal of subsidiary	—	—	2,219
Other	—	71	(24)
Changes in assets and liabilities:
Accounts receivable	(1,449)	9,258	3,700
Signing, retention and performance bonuses paid	(10,552)	(17,397)	(38,428)
Prepaid and other current assets	2,138	(57)	(2,274)
Accounts payable and other accrued liabilities	(3,246)	4,969	725
Income taxes receivable	(5,271)	(4,485)	2,062
Accrued compensation	(5,194)	(4,260)	10,650
Deferred revenue	671	(348)	359
Deferred compensation plan assets, net of liabilities	197	415	(1,091)
Deferred rent	(1,154)	(947)	(310)
Other assets	980	(3,646)	536
Other liabilities	(337)	870	(148)

Net cash (used) provided by operating activities	(7,060)	12,113	17,236

Cash flows from investing activities
Business acquisitions earn out payments	(5,585)	(9,736)	(23,771)
Divestiture payments	(3,275)	—	—
Purchase of property and equipment	(1,381)	(3,217)	(3,839)
Proceeds from disposal of subsidiary, net of cash transferred	—	—	1,029
Proceeds from note receivable	566	536	—
Proceeds from divestiture	619	—	—
Other	1	(177)	63

Net cash used in investing activities	(9,055)	(12,594)	(26,518)

Cash flows from financing activities
Borrowings under revolving credit facility	45,000	61,000	13,000
Repayments under revolving credit facility	(33,000)	(61,000)	(13,000)
Proceeds from exercise or issuance of stock to employee and other	—	46	2,097
Excess tax benefits from equity-based compensation	—	41	1,282
Proceeds from issuance of stock—employee stock purchase plan	40	85	199
Payment of loan fees	(2,692)	—	(102)
Other	—	1	77

Net cash provided by financing activities	9,348	173	3,553

Effect of exchange rates on changes in cash	301	(1,784)	842

Decrease in cash and cash equivalents	(6,466)	(2,092)	(4,887)
Cash and cash equivalents, beginning of year	19,510	21,602	26,489

Cash and cash equivalents, end of year	$13,044	$19,510	$21,602

Supplemental disclosure
Cash paid for interest	$1,350	$400	$259

Cash (refunded) paid for income taxes	$(4,502)	$7,392	$10,421

Non cash investing and financing activities
Establishment of note receivable from SVEWG	$—	$—	$3,000

Forgiveness of purchase price liability to SVEWG	$—	$—	$2,000

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common stock				Accumulated other comprehensive income (loss)
				Retained earnings (accumulated deficit)			Total comprehensive income (loss)
	Shares	Par value	Additional paid-in capital			Total stockholders' equity
Balance January 1, 2007	24,907,072	25	156,900	73,309	880	231,114
Issuance of common stock— Employee Stock Purchase Plan	13,286	—	199	—	—	199
Issuance of restricted stock, net	117,505	—	1	—	—	1
Equity compensation	—	—	5,771	—	—	5,771
Exercise of options	406,815	—	2,097	—		2,097
Tax benefit of stock option exercises and Employee Stock Purchase Plan disqualifying dispositions	—	—	1,282	—	—	1,282
Option profit forfeiture	—	—	75	—	—	75
Net income	—	—	—	11,360	—	11,360	$11,360
Foreign currency translation adjustment	—	—	—	—	1,591	1,591	1,591

Total comprehensive income	—	—	—	—	—	—	$12,951

Balance at December 31, 2007	25,444,678	25	166,325	84,669	2,471	253,490
Issuance of common stock— Employee Stock Purchase Plan	10,770	—	85	—	—	85
Issuance of restricted stock, net	89,000	1	1	—	—	2
Equity compensation	—	—	6,778	—	—	6,778
Exercise of options	14,805	—	46	—	—	46
Tax deficiencies on equity awards	—	—	(1,230)	—	—	(1,230)
Net loss	—	—	—	(86,687)	—	(86,687)	$(86,687)
Foreign currency translation adjustment	—	—	—	—	(3,878)	(3,878)	(3,878)

Total comprehensive loss	—	—	—	—	—	—	$(90,565)

Balance at December 31, 2008	25,559,253	26	172,005	(2,018)	(1,407)	168,606
Issuance of common stock— Employee Stock Purchase Plan	13,837	—	40	—	—	40
Issuance of restricted stock, net	322,589	—	—	—	—	—
Equity compensation	—	—	4,005	—	—	4,005
Tax deficiencies on equity awards	—	—	(1,133)	—	—	(1,133)
Net loss	—	—	—	(74,119)	—	(74,119)	$(74,119)
Foreign currency translation adjustment	—	—	—	—	717	717	717

Total comprehensive loss	—	—	—	—	—	—	$(73,402)

Balance at December 31, 2009	25,895,679	$26	$174,917	$(76,137)	$(690)	$98,116

See notes to consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and operations

        The accompanying consolidated financial statements include the accounts of LECG Corporation and its wholly owned subsidiaries (collectively, the "Company" or "LECG"). The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, "experts") with the assistance of a professional support staff. The Company's experts are comprised of employees of the Company as well as exclusive independent contractors. These services are provided primarily in the United States (U.S.) from the Company's headquarters in Emeryville, California and its 18 other offices across the country. The Company also has international offices in Argentina, Australia, Belgium, France, Hong Kong, Italy, Mexico, New Zealand, Spain and the United Kingdom. Subsequent to December 31, 2009, the Company completed a Merger with SMART Business Holdings, Inc. ("SMART") which results in an expansion in the services offered by the Company and in the number of its office locations. See "Note 18—Subsequent event—SMART merger and term loan facility" for more information regarding the Merger, the receipt of $25.0 million in exchange for 6.3 million of Preferred Stock, the assumption of $42.8 million of debt and a discussion of debt covenant compliance.

2. Summary of significant accounting policies

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated from the consolidated results of operations and financial position.

Use of estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The Company's significant estimates include the valuation of intangible assets, the reserve for uncollectible receivables, the valuation of the deferred tax assets and equity-based compensation assumptions

Fair value

        The carrying amount of cash and cash equivalents, accounts receivable, note receivable, deferred compensation plan assets, accounts payable and borrowings under the line of credit approximate their estimated fair values because of the short maturity or variable interest rate of these financial instruments.

Cash and cash equivalents

        Cash and cash equivalents consist principally of amounts with an original maturity of 90 days or less.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

Accounts receivable, reserves for unrealizable revenue and allowance for bad debts

        Accounts receivable consist of unbilled and billed amounts due from clients, which are recognized net of reserves for unrealizable revenue and allowances for bad debts. The Company maintains reserves for unrealizable revenue and allowance for bad debts based on several factors, including the length of time receivables are past due, economic trends and conditions affecting our clients base, specific knowledge of a client's inability to meet its financial obligations, significant one-time events and historical write-off experience. The Company reviews the adequacy of its reserves on a quarterly basis. These estimates may be significantly different from actual results. If the financial condition of a client deteriorates in the future, impacting the client's ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

        The Company provided an allowance for bad debts as follows (in thousands):

	December 31,
	2009	2008	2007
Balance at beginning of year	$973	$866	$906
Charged to general and administrative expenses	1,032	132	174
Amounts written off and other adjustments, net of recoveries	(13)	(25)	(214)

Balance at end of year	$1,992	$973	$866

Signing, retention and performance bonuses

        Hiring experts sometimes involves the payment of cash signing bonuses. In some cases, the payment of a portion of a signing bonus is due at a future date. Signing bonuses are recognized when the payment is made or the obligation to pay such bonus is incurred and are generally amortized over the period for which they are recoverable from the individual expert up to a maximum period of seven years. Retention of key experts sometimes involves the payment of cash retention bonuses. Retention bonuses are recognized on the execution date of the retention agreement and are amortized over the period for which unearned amounts are recoverable from the individual expert, up to a maximum of seven years. The Company has also paid or is obligated to pay certain performance bonuses that are subject to recovery of unearned amounts if the expert were to voluntarily leave the Company, be terminated for cause, or fail to meet certain performance criteria prior to a specified date. Like signing and retention bonuses, these performance bonuses are amortized over the period which unearned amounts are recoverable from the individual expert, up to a maximum period of seven years, and the Company recognizes such performance bonuses at the time that it determines it to be more likely than not that the performance criteria will be met.

        Most of the Company's agreements allow the Company to recover signing, retention and performance bonuses from the employee if he or she were to voluntarily leave the Company or be terminated for cause prior to a specified date over periods ranging from one to 15 years. However, for the purpose of recognizing expense, the Company amortizes such signing, retention and performance bonuses over the shorter of the contractual recovery period or seven years. If an employee is involuntarily terminated, the Company generally writes off the unearned amount at the time of termination. In 2009, 2008 and 2007, the Company wrote-off $6.9 million, $2.3 million and $3.7 million,

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

respectively, of unearned signing, retention and performance bonuses in connection with the Company's restructuring activities (see "Note 14—Restructuring, divestiture and other asset impairment charges").

        Amortization of signing, retention and performance bonuses included in cost of services was $16.9 million, $16.2 million, and $12.0 million in 2009, 2008 and 2007, respectively. Amortization of signing, retention and performance bonuses included in general and administrative expenses was $0.9 million, $0.3 million and $0.1 million in 2009, 2008 and 2007, respectively.

        The estimated future bonus amortization associated with signing, retention and performance bonuses recognized as of December 31, 2009 is as follows (in thousands):

2010	$14,046
2011	8,179
2012	5,438
2013	4,466
2014	2,006
Thereafter	204

Total	$34,339

Property and equipment

        Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the assets' estimated useful life. The cost of leasehold improvements is amortized over the shorter of the useful life of the asset or the applicable lease term. Estimated useful lives generally range from three to five years for computers, software, and other equipment, and five years for furniture and fixtures. The Company's policy is to evaluate its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized would be measured as the difference between the related carrying amount and fair value.

Goodwill and other intangible assets

        Goodwill relates to the Company's business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 350, Intangible—Goodwill and Other ("ASC 350"), provides that goodwill and intangible assets with indefinite lives be tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. The Company's annual impairment test is performed during the fourth quarter of each year using an October 1st measurement date.

        Factors that the Company considers important in determining whether to perform an impairment review on a date other than October 1st, include significant underperformance relative to forecasted operating results, significant negative industry or economic trends, and permanent declines in its stock price and related market capitalization. If the Company determines that the carrying value of goodwill

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

may not be recoverable, it will assess impairment based on a projection of discounted future cash flows for each reporting unit, or some other fair value measurement such as the quoted market price of its stock and the resulting market capitalization, and then measure the amount of impairment, if necessary, based on the difference between its carrying value and implied fair value. The Company determined that there was no impairment to its $1.8 million goodwill asset as of December 31, 2009.

        Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, contract rights, non-compete agreements and trade processes and are generally amortized over six months to 20 years. The Company evaluates the recoverability of its other intangible assets over their remaining useful life when changes in events or circumstances warrant an impairment review. If the carrying value of an intangible asset is determined to be impaired and unrecoverable over its originally estimated useful life, the Company will record an impairment charge to reduce the asset's carrying value to its fair value and then amortize the remaining value prospectively over the revised remaining useful life. The Company generally determines the fair value of its intangible asset using a discounted cash flow model as quoted market prices for these types of assets is not readily available. The Company determined that there was no impairment to its other intangible assets at December 31, 2009.

Income taxes

        The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes ("ASC 740"), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between consolidated financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Deferred revenue

        Deferred revenue consists of retainers paid by clients to the Company. Such amounts are recognized as revenue when services are rendered.

Deferred rent

        At December 31, 2009, the Company leased office space in 32 cities. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account lessor incentives for tenant improvements, periods where no rent payment is required ("rent holidays") and escalation clauses. The Company recognizes deferred rent as the difference between the expense recorded on a straight-line basis and the payments made per the terms of the lease. Certain leases include landlord incentives for leasehold improvements. These incentives are recorded as deferred rent and amortized on a straight-line basis as reductions to rent expense over the lease term.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

Revenue recognition

        Revenue includes all amounts earned that are billed or billable to clients, including reimbursable expenses, and have been reduced for amounts that are estimated to be unrealizable. Expert revenues consist of revenues generated by experts who are employees of the Company as well as revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between the Company's employee experts and the Company's exclusive independent contractor experts.

        Revenues primarily arise from time and expense contracts, which are recognized in the period in which the services are performed. The Company also infrequently enters into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the terms of the engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and the Company has received payment for the services performed under the contract. Revenues under these types of arrangements have not been material to date. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Fixed price contract revenues are not a material component of total revenues.

        The Company recognizes revenue net of an estimate for amounts that will not be collectible from the client due to fee adjustments. This estimate is based on several factors, including the Company's historical percentage of fee adjustments and its periodic review of unbilled and billed receivables. These estimates are reviewed by management on a quarterly basis.

Cost of services

        Costs of services consist of compensation to experts and professional staff, project costs that include reimbursable expenses and fees charged for outside services, equity-based compensation, and amortization of signing, retention, and performance bonuses.

        The majority of the Company's compensation to experts consists of expert fees and project origination fees. Expert fees represent amounts earned by the experts based on their contractual "pass-through" percentage applied to revenues generated by work they perform in the period. Project origination fees represent the contractual percentage applied to professional staff revenue, and in certain circumstances other fee-based revenue, recognized on engagements secured by such experts. Expert fees and project origination fees are accrued in the period in which the associated revenue is recognized. The remaining experts' compensation consists of compensation paid based on a percentage of performance targets such as revenue or gross margin associated with the experts' engagements or under a salary and bonus model.

        The Company makes advance payments or draws to many of its non-salaried experts. Any outstanding draws previously paid to experts are deducted from the experts' fee payments until fully recovered. The Company recognizes an estimate for expert advances that it considers to be unrecoverable. The Company recognized additional expense (benefit) in connection with its estimate of these unrecoverable amounts of ($0.2) million, $0.1 million and ($0.7) million in 2009, 2008 and 2007, respectively.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

Equity-based compensation

        The Company accounts for equity based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and adjustments including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The Company's forfeiture rate is based upon its historical experience as well as anticipated employee turnover considering certain qualitative factors. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

Foreign currency translation

        Assets and liabilities of the Company's non-U.S. subsidiaries that operate in a local currency environment are generally translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Translation adjustments are recorded in accumulated other comprehensive (loss) income within stockholders' equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net (loss) income for the period in which exchange rates change.

Comprehensive (loss) income

        Comprehensive (loss) income represents net (loss) income plus other comprehensive (loss) income resulting from changes in foreign currency translation.

Discontinued operations

        The Company has presented the Silicon Valley Expert Witness Group, Inc. ("SVEWG") as a discontinued operation in its 2007 consolidated financial statements, consistent with the provisions of FASB ASC 360, Property, Plant, and Equipment ("ASC 360"). The 2007 results from SVEWG's operations, net of taxes are reflected in the accompanying consolidated financial statements as discontinued operations (see "Note 15—Discontinued operations").

Segment reporting

        FASB ASC 280, Segment Reporting ("ASC 280"), establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major clients. LECG had historically managed and reported internal financial information on a consolidated, office location, and individual expert/practice group profitability basis. As of the second quarter of 2008, the Company reorganized its historical practice groups and individual experts into two operating segments: Economics Services and Finance and Accounting Services. The Chief Operating Decision Maker of LECG ("CODM") considers the key profit/loss measurement of the segments to be gross profit and gross margin. Segment managers, who are accountable directly to the Company's CEO

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of significant accounting policies (Continued)

(who is the CODM), were assigned to each operating segment. See "Note 16—Segment reporting" for a presentation of the Company's revenues, cost of services, gross profit and gross margin and other operating metrics.

Recently issued accounting standards

        In December 2007, the FASB issued ASC 805, Business Combinations ("ASC 805"). ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under ASC 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. In April 2009, the FASB issued additional guidance that requires assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated, and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805, prospectively, will have a material effect on the Company's results of operations and financial position to the extent the Company has acquisitions, as costs that have historically been capitalized as part of the purchase price will now be expensed as incurred, such as accounting, legal and other professional fees.

        In December 2007, the FASB issued ASC 810, Consolidation ("ASC 810"), which requires noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 810 requires the Consolidated Statement of Operations to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. ASC 810 also requires disclosure on the face of the Consolidated Statement of Operations of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material impact on the Company's Consolidated Financial Statements.

3. Business acquisitions and additional payments related to prior acquisitions

        The Company's historical business acquisitions have consisted almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals. Therefore, in each acquisition, the excess of purchase price over the net tangible and intangible assets acquired and any additional performance-based payments are treated as goodwill under ASC 805.

        In March 2007, the Company acquired substantially all of the operating assets of The Secura Group, LLC ("Secura"), an expert, consulting and regulatory compliance services firm specializing in the financial services industry. In May 2009, the Company entered into an amendment to the Secura asset purchase agreement to settle certain contingent obligations to the seller. The original agreement required additional purchase price payments of up to $2.5 million after December 2010, if certain

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business acquisitions and additional payments related to prior acquisitions (Continued)

performance targets were achieved through December 2010. Under the terms of the amendment, the Company will make guaranteed payments totaling $1.8 million, of which $1.7 million was paid in December 2009 and the remaining $0.1 million is due March 2011. There are no further performance-based purchase price commitments.

        In May 2006, the Company acquired substantially all of the assets of BMB Mack Barclay, Inc. and affiliates ("Mack Barclay"), an expert services firm specializing in complex economic and accountancy issues in business and litigation environments. As a result of achieving specified performance targets, the Company recognized $4.1 million of additional purchase price, of which $2.3 million and $1.8 million was paid in July 2008 and 2007, respectively. In September 2008, the Company entered into an amendment to the Mack Barclay asset purchase agreement to settle all remaining contingent obligations to the seller. The original agreement provided for additional purchase price payments of up to $4.7 million by July 2011, if certain performance targets were achieved through April 2011. Under the terms of the amendment, the Company will make guaranteed payments totaling $4.1 million, of which $3.0 million was paid in December 2008 and the remaining $1.1 million is due July 2010. There are no further performance-based purchase price commitments.

        In December 2005, the Company acquired substantially all of the assets of Lancaster Consulting LLC ("Lancaster"), an expert services firm specializing in general management, mergers and acquisitions, litigation and financial management consulting. As a result of achieving specified performance targets, the Company recognized $1.3 million of additional purchase price, of which $0.7 million, $0.2 million and $0.4 million was paid in February 2009, and March 2008 and 2007, respectively. There are no further performance-based purchase price commitments.

        In November 2005, the Company acquired substantially all of the assets of Neilson Elggren LLP ("Neilson Elggren"), a financial and insolvency expert and consulting services firm. As a result of achieving specified performance targets, the Company recognized $3.7 million of additional purchase price, of which $1.0 million, $1.5 million and $1.2 million was paid in January 2009, 2008 and 2007, respectively. An additional payment of up to $1.5 million will also be made in December 2010 if higher targets are met by October 2010.

        In August 2005, the Company purchased the business (including certain assets, experts and professional staff) of Bates Private Capital Inc. ("Bates"), an expert services firm specializing in dispute resolution for the retail securities industry. As a result of achieving specified performance targets, the Company recognized $8.1 million of additional purchase price, of which $4.6 million and $3.5 million was paid in 2007 and 2006, respectively. In November 2008, the Company entered into an amendment to the Bates asset purchase agreement to settle all remaining contingent obligations to the seller. The original agreement provided for additional purchase price payments of up to $4.9 million by September 2011, if certain performance targets were achieved through July 2011. Under the terms of the amendment, the Company will make guaranteed payments totaling $3.9 million, of which $2.0 million was paid in November 2008 and the remaining $1.9 million was paid in January 2009. There are no further performance-based purchase price commitments.

        In March 2004, the Company acquired the business of Low Rosen Taylor Soriano ("LRTS"), an expert services firm located in Toronto, Canada, providing expert services in the areas of business valuation and damages quantification. As a result of achieving certain performance targets, the Company recognized additional purchase price of $4.2 million, of which $0.3 million, $0.5 million,

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business acquisitions and additional payments related to prior acquisitions (Continued)

$0.8 million, $1.6 million and $1.0 million was paid in February 2009, 2008, 2007, 2006 and 2005, respectively. There are no further performance-based purchase price commitments.

        Changes in the carrying amount of goodwill in 2009 and 2008, accrued purchase price payable at December 31, 2009, potential remaining purchase price and date of final potential payment by acquisition are as follows (in thousands):

				Accrued purchase price payable at 12/31/2009(1)
		Year ended December 31,				Date of final potential payment(3)
	Acquisition Date				Potential remaining payments(2)
		2009	2008
Goodwill balance at beginning of year		$—	$106,813

Additional acquisition related payments(4):
Secura	Mar-07	$1,800	$—	$100	$—	Mar-11
Mack Barclay	May-06	—	6,021	1,055	—	Jul-10
Lancaster	Dec-05	—	738	—	—	n/a
Neilson Elggren	Nov-05	—	1,006	—	1,500	Dec-10
Bates	Aug-05	—	3,850	—	—	n/a
LRTS	Mar-04	—	375	—	—	n/a
Other	—	—	(3)	—	—	n/a

Total additions		1,800	11,987	$1,155	$1,500

Goodwill impairment (see Note 4)		—	(118,800)

Goodwill balance at end of year		$1,800	$—

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

4. Goodwill

        In May 2009, the Company entered into an amendment to the Secura Group, LLC ("Secura") asset purchase agreement to settle certain contingent obligations to the former sellers. As a result, the Company is required to make additional purchase price payments totaling $1.8 million, of which $1.7 million was paid December 31, 2009 and $0.1 million is due March 1, 2011. The original asset purchase agreement required an additional purchase price payment of up to $2.5 million if Secura exceeded a compound annual growth rate of revenue of 7% or greater and a cumulative gross margin of 40% or greater from February 2007 to December 2010. Secura had exceeded these financial performance targets through May 2009 and the Company negotiated a $1.8 million settlement with the

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill (Continued)

Secura sellers for this contingent obligation. The Company recorded the purchase price settlement as goodwill based on Secura's financial performance in excess of the earn-out targets and its original operating forecast through the date of the settlement agreement in May 2009.

        The additional purchase price goodwill asset is subject to review for impairment under the criteria outlined in ASC 350. For impairment testing purposes, the Company assigned this goodwill to the Finance and Accounting Services segment. At December 31, 2009, the Economics reporting unit did not have any assigned goodwill. The Company performed its annual goodwill impairment test using an October 1st measurement date. The fair value of the FAS reporting unit exceeded its carrying value; and as a result, the Company concluded that the $1.8 million goodwill asset was not impaired as of the measurement date or at December 31, 2009.

        The Company completed its annual goodwill impairment test in connection with the preparation of its 2008 annual consolidated financial statements using an October 1st measurement date. Due to the worldwide financial crisis and decreased global economic activity in the latter half of 2008, particularly the substantial and continued economic slowdown in the U. S. and Europe, the Company experienced a significant decrease in revenues in the fourth quarter of 2008. As a result, the Company incorporated these events and circumstances into its cash flow model to determine the fair value of the Company's two reporting units and the implied fair value of the goodwill assigned to those reporting units. The implied fair value of each reporting units' goodwill was significantly less than the carrying value, and as a result, the Company concluded that its goodwill asset was fully impaired for both reporting units. Consequently, a $118.8 million impairment charge was recorded in the fourth quarter of 2008 as follows: $50.0 million related to the Economics Services segment and $68.8 million related to the Finance and Accounting Services segment.

        Changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2009	2008
Balance at beginning of year (gross)	$—	$106,813
Additional acquisition related payments (see Note 3)	1,800	11,987
Goodwill impairment charges (accumulated)	—	(118,800)

Balance at end of period	$1,800	$—

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Other intangible assets

        Other intangible assets related to our acquisitions were as follows (in thousands):

	Gross(1)	Accumulated amortization(1)	Impairment	Net
As of December 31, 2008:
Customer relationships	$10,500	$(3,621)	$(4,005)	$2,874
Other identifiable intangible assets	2,166	(799)	(451)	916

Total	$12,666	$(4,420)	$(4,456)	$3,790

As of December 31, 2009:
Customer relationships	$6,495	$(4,081)	$—	$2,414
Other identifiable intangible assets	1,626	(962)	—	664

Total	$8,121	$(5,043)	$—	$3,078

(1)
Fully amortized intangible assets are eliminated from the gross and accumulated amortization amounts in the period the intangible asset fully amortized.

        In 2008, the Company determined that the carrying value of its customer relationship intangible asset was not recoverable over the original estimate of its useful life, based in part on lower projected revenues in 2008 as compared to the original revenue projection used to determine the fair value of the customer relationship intangible asset. Also, in November 2008 the Company entered into an agreement with the original shareholders of a prior acquisition to cease using a trade name. As a result of these two changes in events and circumstances, the Company recorded a partial impairment of $4.0 million related to the customer relationship intangible asset and a full impairment of $0.5 million related to the discontinued use of the trade name. The impairment charges reflected as Other impairments in the Consolidated Statement of Operations for the year ended December 31, 2008. As a result of these impairments, annual amortization costs decreased by $0.7 million in 2009.

        Intangible asset amortization expense for 2009, 2008 and 2007 was $0.7 million, $1.5 million and $2.4 million respectively.

        The estimated future amortization expense for other intangible assets as of December 31, 2009 is as follows (in thousands):

2010	$707
2011	656
2012	618
2013	522
2014	333
Thereafter	242

Total	$3,078

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Computer equipment	$9,821	$9,540
Furniture, fixture and other	8,587	9,262
Software	7,165	6,281
Leasehold improvements	9,394	10,093

Total	34,967	35,176
Less: accumulated depreciation and amortization	(27,153)	(24,165)

Property and equipment, net	$7,814	$11,011

        Depreciation and amortization expense was approximately $4.3 million, $4.5 million and $4.9 million in 2009, 2008 and 2007, respectively.

7. Borrowing arrangements

        As of December 31, 2009, the Company had $12.0 million in outstanding borrowings under its revolving credit facility (the "Facility") and $1.6 million in outstanding letters of credit. The interest rate in effect at December 31, 2009 was 6.75%. Borrowings under the Facility are guaranteed by LECG Corporation and its domestic subsidiaries. The Facility expires in December 2011.

        On November 4, 2009, the Company executed the fifth amendment to the Facility to provide a waiver for the potential non-compliance with two of the financial covenants (the fixed charge coverage ratio at September 30, 2009, and the ratio of Adjusted EBITDA to aggregate signing and performance bonuses in the 12 months ended September 30, 2009), and to make other modifications to the terms of the Facility. As a result of the fifth amendment, the terms of the Facility included the following: (i) a covenant to maintain a total debt to adjusted EBITDA ratio of less than 2.50 to 1.00 for any computation period ending prior to December 31, 2009, and a ratio of less than 2.00 to 1.00 for computation periods ending on December 31, 2009 and thereafter; (ii) a minimum required fixed charge coverage ratio of 1.25 to 1.00 for the fourth quarter of 2009, 1.50 to 1.00 for the first quarter of 2010, 1.75 to 1.00 for the second quarter of 2010, and 2.00 to 1.00 for the third quarter of 2010 and thereafter; and (iii) the commitment amount under the Facility was $75 million. The lenders continue to hold a security interest in the Company's accounts receivable and other personal property and the Facility continues to include other customary financial and non-financial covenants, including asset, leverage and debt coverage ratios, as well as limitations on the total amount of signing, retention and performance bonus payments made within a 12 month period. At December 31, 2009, the Company was in compliance with these covenants under the Facility.

        The Company also amended the Facility in February and March of 2009 to provide waivers for potential non-compliance with certain financial covenants. These amendments have been superseded by the fifth amendment. The Company paid $2.7 million in fees in 2009 related to these amendments which have been amortized ratably over the remaining term of the Facility.

        On March 10, 2010 the Company received a $25.0 million cash investment from Great Hill Partners in connection with the SMART Merger and used the proceeds to repay $19.0 million

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowing arrangements (Continued)

outstanding under this Facility. The Facility was terminated on that date and the unamortized portion of capitalized loan fees, totaling approximately $1.6 million, will be expensed in the first quarter of 2010. Also in connection with the SMART Merger, the Company assumed approximately $40.8 million of term debt. See "Note 18—Subsequent event—SMART merger and term loan facility" for more information regarding this term loan facility.

8. Accrued compensation

        Accrued compensation consists of the following (in thousands):

	December 31,
	2009	2008
Expert compensation	$23,734	$27,944
Project origination fees	10,736	12,421
Vacation payable	2,098	2,444
Professional staff compensation	1,157	1,289
Administrative staff compensation	3,727	1,643
Signing, retention and performance bonuses payable	2,125	763
Other payroll liabilities	1,786	2,809

Total accrued compensation	$45,363	$49,313

9. Commitments and contingencies

Legal proceedings

        The Company is party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful termination by experts and professional staff who formerly worked for the Company, and claims for payment of disputed amounts relating to agreements in which the Company has acquired businesses. The outcomes of these matters are uncertain, and the Company's management is not able to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. However, in the opinion of the Company's management, the outcomes of these proceedings, individually and in the aggregate, would not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

Business acquisitions and expert hires

        The Company made commitments in connection with its historical business acquisitions that require the Company to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other interval. The maximum amount of additional purchase consideration that may be required to be paid (by no later than December 2010) is $1.5 million if and when future performance targets are met. See "Note 3—Business acquisitions and additional payments related to prior acquisitions" for commitments and contingencies related to the acquisition of Neilson Elggren.

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

Significant expert retention and performance bonus contingencies

        In the third and fourth quarters of 2009, the Company entered into amended employment agreements with several experts and has made or is committed to make the following retention payments or performance-related payments if certain criteria are achieved at various measurement periods from 2010 to 2013. All such retention and performance payments will only be made if the expert is an employee of the Company on the payment date. Also, these payments are subject to amortization and potential repayment if the expert voluntarily terminates or is terminated for cause, generally from the time the payment is made through 2017. The table below presents the potential payments due by the years ending December 31 (in thousands):

Year ending December 31,	Retention	Performance	Total
2010	$5,913	$3,475	$9,388
2011	500	12,357	12,857
2012	500	2,920	3,420
2013	500	5,350	5,850
2014	—	750	750
Thereafter	—	1,000	1,000

Total	$7,413	$25,852	$33,265

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

Year ending December 31,	Minimum operating lease commitments	Sublease income	Net operating lease commitments
2010	$13,621	$(1,128)	$12,493
2011	8,696	(557)	8,139
2012	6,635	(282)	6,353
2013	5,858	(290)	5,568
2014	3,685	(299)	3,386
Thereafter	3,243	(785)	2,458

Total	$41,738	$(3,341)	$38,397

        Rent expense net of sublease income, was $13.0 million, $14.0 million and $14.2 million for 2009, 2008 and 2007, respectively.

10. Income taxes

        U.S. and international components of (loss) income from continuing operations before income taxes are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
U.S.	$(33,616)	$(134,895)	$12,571
International	(546)	6,528	8,983

Total	$(34,162)	$(128,367)	$21,554

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income taxes (Continued)

        Components of the Company's income tax expense (benefit) on income (loss) from continuing operations are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current
Federal	$(9,720)	$(1,443)	$8,529
State	—	—	3,166
Foreign	(266)	4,352	2,828

Total current	(9,986)	2,909	14,523
Deferred
Federal	40,429	(36,119)	(4,291)
State	9,419	(8,464)	(1,340)
Foreign	95	(6)	(139)

Total deferred	49,943	(44,589)	(5,770)

Income tax (benefit) expense	$39,957	$(41,680)	$8,753

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for continuing operations is as follows:

	Year ended December 31,
	2009	2008	2007
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes	—	4.3	5.5
Goodwill impairment	—	(3.2)	—
Foreign earnings	(1.8)	—	(0.1)
Valuation allowance	(146.8)	(2.7)	(0.7)
Acquisition costs	(2.0)	—	—
Other	(1.4)	(0.9)	0.9

	(117.0)%	32.5%	40.6%

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2009	2008
Deferred tax assets:
Accrued compensation and other	$13,040	$13,782
Equity-based compensation	6,734	7,183
Net operating losses/capital losses	3,501	1,189
Depreciation and amortizaton	36,661	40,355
Foreign tax credit	4,975	4,721

Total deferred tax asset	64,911	67,230

Deferred tax liabilities:
State taxes	(3,896)	(3,378)
Depreciation and amortization	(87)	(171)
Prepaid expenses	(5,323)	(8,014)

Total deferred tax liability	(9,306)	(11,563)
Valuation allowance	(55,605)	(4,592)

Net deferred tax asset	$—	$51,075

        At December 31, 2009, the Company's gross deferred tax assets included $35.0 million of state net operating loss carryforwards which expire through 2029. The Company also has $2.0 million of capital loss carryforwards which expire in 2012 if not utilized. The Company also has $5.0 million of foreign tax credit carryforwards with a ten-year carryforward period which begin to expire in 2014. The Company's deferred tax assets are generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangibles which were impaired for financial statement purposes during 2008. Tax amortization from these assets, if not offset with current taxable income, would create a net operating loss with a 20-year carryforward period for federal tax purposes. At December 31, 2009, the Company reviewed its deferred tax assets, as well as projected taxable income, for recovery using the "more likely than not" approach by assessing the available evidence surrounding its recoverability. The Company considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes the net loss for 2009 and 2008. Even though the Company projects income in future years, based upon past losses, the current economic environment, and the difficulty of accurately projecting taxable income, the Company determined that it was "more likely than not" that its net deferred tax assets may not be realized. Consequently, a full valuation allowance of $55.6 million has been recorded at December 31, 2009, against the Company's net deferred tax assets. In future years, if the Company begins to generate taxable income and management determines that the deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal.

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

        We are entitled to a deduction for federal and state income taxes when non-qualified stock options are exercised and stock purchased through its Employee Stock Purchase Plan ("ESPP") is sold prior to the end of the required holding period. The Company recognized a total benefit from option exercises and disqualifying dispositions from its ESPP of $2.0 million, $0.2 million and $0 in 2007, 2008 and 2009 respectively. The Company recognized a reduction to previously established deferred tax assets as a consequence of options exercised in the amounts of $0.7 million, $1.4 million and $0 in 2007, 2008 and 2009, respectively, and an increase to additional paid in capital of $1.3 million, $1.2 million and $0 in 2007, 2008 and 2009 as a consequence of both option exercises and disqualifying dispositions from the ESPP.

        In 2007 the Argentine taxing authority ("AFIP") completed its audit of LECG Buenos Aires' ("LECG BA") income tax returns for 2003 and 2004 and its 2005 withholding tax return and issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, its U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by LECG personnel outside of LECG BA. In 2008, the Company elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company has recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Consolidated Balance Sheets at December 31, 2009 and 2008.

        On April 8, 2009, the Company was notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, the Company may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, based on the results of the completed audit discussed above, the Company may receive additional notices for assessments of additional income taxes, penalties, and interest related to the Company's 2005 and 2006 income tax returns and withholding taxes, penalties, and interest on payments made to the U.S. parent company to settle intercompany balances from June 2005 to December 2007.

        Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG's U.S. tax return and would result in a deferred tax asset on LECG's Consolidated Balance Sheet, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liability in connection with this matter at December 31, 2009.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income taxes (Continued)

        The Company assessed that it had an unrecognized tax benefit of $3.8 million as of December 31, 2009, which if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance at January 1,	$—	$—	$—
Additions based on tax positions related to the current year	3,437	—	—
Additions for tax positions related to prior years	317	—	—
Reductions for tax positions related to prior years	—	—	—

Balance at December 31,	$3,754	$—	$—

        The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. As of December 31, 2009, the Company has not accrued any interest and penalties related to uncertain tax positions. The Company does not anticipate any material change to its gross unrecognized tax benefits balance within the next 12 months.

        The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The Company's significant tax jurisdictions are the U.S. and California. The tax years subsequent to 2005 remain open to examination by the Internal Revenue Service. Generally, the tax years subsequent to 2004 remain open to examination by various state and local taxing authorities.

11. Retirement and deferred compensation plans

        The Company has a 401(k) Plan under which all employees are immediately eligible. Company matching contributions are at the discretion of management and are recorded as compensation expense when contributed. The Company contributions vest 25% per year over the first four years of employment and then immediately thereafter. The Company contributed $0.7 million, $1.1 million and $1.4 million to the 401(k) Plan for 2009, 2008 and 2007, respectively.

        The Company has a deferred compensation plan under which highly compensated employees are eligible to defer up to 15% of their bonuses, salary, expert fees and project origination fees and qualifying stock option gains. Employee deferrals are invested in a company-owned life insurance product through a trust. However, in accordance with IRS regulations, participant contributions represent unsecured obligations of the Company and the trust assets are first subject to the Company's secured creditor's claims. As of December 31, 2009, long-term assets totaled $10.0 million, which represents the cash surrender value of the company-owned insurance product, and long-term liabilities include $10.2 million of unsecured obligations to the plan participants. The Company recognized $0.3 million, $1.8 million and $0.2 million of charges primarily related to market fluctuations in the fair value of the deferred compensation plan investments for 2009, 2008, and 2007, respectively. The Company recognized the administrative expense of this deferred compensation plan of $0.4 million, $0.4 million and $0.3 million for 2009, 2008 and 2007, respectively. These charges are reflected in Other expense, net.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-based compensation

        At December 31, 2009, the Company had the equity-based compensations plans described below. The following table summarizes equity-based compensation and its effect on direct costs, general and administrative expenses and earnings (in thousands):

	Year ended December 31,
	2009	2008	2007
Direct costs	$4,022	$4,019	$3,146
General and administrative (benefit) expenses	(55)	2,759	2,585

Equity-based compensation effect on earnings before income tax	3,967	6,778	5,731
Income tax benefit	(1,563)	(2,704)	(2,327)

Equity-based compensation effect on earnings	$2,404	$4,074	$3,404

        For 2009, equity-based compensation expense is composed of $6.2 million of recurring equity-based compensation charges offset by approximately $2.8 million of stock-based compensation expense recovery related to previously recognized expense on the unvested portion of certain 7-year cliff vesting options of a terminated employee. Also included in equity-based compensation expense for 2009 is approximately $0.6 million of accelerated expense related to the voluntary surrender of stock options.

Employee Stock Purchase Plan

        In November 2003, the Company adopted an Employee Stock Purchase Plan ("ESPP") under which eligible United States and New Zealand employees may purchase newly issued shares of common stock of the Company at a discount from the closing price of the stock. The purchase price is 95% of the closing price of the Company's common stock on the last day of the six-month offering periods, which end in April and October. The plan is non-compensatory under ASC 718. Employees pay for their shares of common stock through payroll deductions at a rate equal to any whole percentage from 1% to 15% of their gross wages. Under the ESPP, there were 10,869 common shares issued in April 2009 at a price of $2.76 per share and 2,968 common shares issued in October 2009 at a price of $3.28 per share. Cash received from the purchase of stock through the ESPP was $0.1 million, $0.1 million and $0.2 million in the years ended December 31, 2009, 2008 and 2007, respectively.

        The board of directors authorized 950,000 shares of common stock for issuance under the ESPP, which also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, equal to the lesser of: (1) 1.5% of the outstanding shares of the Company's common stock on the first day of the fiscal year; (2) 500,000 shares; or (3) a lesser amount as determined by the board of directors. The Company issued 339,249 shares of common stock pursuant to the Purchase Plan through December 31, 2009, leaving 610,751 shares reserved for issuance.

Stock options

        The Company has a 2003 Stock Option Plan (the "Plan"), amended and restated as of February 6, 2008, under which restricted stock, restricted stock units and stock options may be granted to employees, directors and consultants to purchase, in the aggregate, up to 6,387,000 common shares.

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

        As of December 31, 2009, 2,402,792 shares were available for grant under the Plan. The board of directors approved an increase in the Plan by an additional 1,022,000 shares in April 2009.

        Options issued under the Plan have an exercise price equal to or, in certain cases, greater than the closing market price of the underlying stock on the date of grant. Vesting is based on service periods that range from date of grant to 9.5 years, with five and seven years being the most common. Options granted under the Plan expire ten years from the date of grant.

Black-Scholes assumptions

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that employs the assumptions and inputs appearing in the table below. Certain inputs are presented as the range of values for that input used throughout the periods presented. Expected volatility is measured using the historical volatility of LECG's stock price from the time of its initial public offering in November 2003 through the option's grant date. The expected term is calculated using the Securities and Exchange Commission guidance in Staff Accounting Bulletin ('SAB") No. 110 amended SAB No. 107 that permits the application of a "simplified" method based on the average of the vesting term and the contractual term of the option. The expected dividend rate is 0%, as LECG expects that no dividends will be paid during the term of the options granted that are currently outstanding, and the risk-free interest rate is based on published yields on U.S. Treasury securities with maturities commensurate with the expected term of the option. For the year ended December 31, 2009, the annual forfeiture rate was estimated to be 2.5% based on the Company's qualitative and quantitative analysis of the Company's historical forfeitures. No options were granted in 2009. The assumptions used in calculating the fair value of options granted in 2008 and 2007 are as follows:

	Year ended December 31,
	2009	2008	2007
Expected volatility	—	37.8% - 44.9%	37.4% - 38.6%
Expected dividend rate	—	0%	0%
Expected term (in years)	—	5.5 - 7.0	5.0 - 7.0
Risk-free interest rate	—	3.2% - 3.5%	3.8% - 4.9%

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Equity-based compensation (Continued)

        The following table summarizes option activity for the three years ended December 31, 2009:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2006	5,294,990	$16.54
Granted	315,375	$15.82
Exercised	(406,815)	$5.11
Forfeited or canceled	(535,551)	$18.68

Outstanding at December 31, 2007	4,667,999	$17.24
Granted	60,625	$9.87
Exercised	(14,805)	$3.07
Forfeited or canceled	(415,092)	$17.01

Outstanding at December 31, 2008	4,298,727	$17.21
Granted	—
Exercised	—
Forfeited or canceled	(1,978,521)	$15.98

Outstanding at December 31, 2009	2,320,206	$18.26	4.51	$0

Exercisable at December 31, 2009	1,251,802	$15.96	4.30	$0

Vested or expected to vest at December 31, 2009	2,196,396	$18.10	4.50	$0

        The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0, $4.49 and $7.33, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0 million, $0.1 million and $3.4 million, respectively.

        As of December 31, 2009, total unrecognized compensation cost related to non-vested options granted under the Plan was approximately $7.1 million, which is expected to be recognized over a weighted average period of 3.0 years.

        Cash received from the exercise of options was $0 million, $0.1 million and $2.1 million for 2009, 2008 and 2007, respectively. The actual income tax benefit realized for the tax deduction from the exercise of options was $0 million, $0.1 million and $1.4 million for the years 2009, 2008 and 2007, respectively.

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

        The following table summarizes the Company's restricted stock and restricted stock unit activity during the three years ended December 31, 2009, 2008 and 2007:

	Shares	Weighted average grant date fair value
Outstanding at December 31, 2006	140,625	$14.40
Awards issued	125,505	$16.75
Awards vested and released	(112,500)	$14.40
Awards forfeited	(8,000)	$18.47

Outstanding at December 31, 2007	145,630	$16.20
Awards issued	1,657,128	$10.73
Awards vested and released	(58,455)	$15.39
Awards forfeited	(93,000)	$18.47

Outstanding at December 31, 2008	1,651,303	$13.57
Awards issued	771,652	$3.63
Awards vested and released	(376,781)	$14.15
Awards forfeited	(270,615)	$10.93

Outstanding at December 31, 2009	1,775,559	$13.20

        As of December 31, 2009, total unrecognized compensation cost related to restricted stock and restricted stock unit awards was $10.1 million. The cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $0.4 million and $1.6 million, respectively.

        The income tax benefit realized from vesting of restricted stock was $0.4 million, $0.2 million and $0.6 in 2009, 2008 and 2007 respectively.

Restricted stock unit award with market conditions

        Effective September 2, 2008, the compensation committee of the Company's board of directors approved the issuance of 80,000 shares of restricted stock units to an executive officer. The fair value of this award was estimated on the date of grant to be $0.2 million which was expensed ratably from September 2008 to July 2009. Monte Carlo simulation model was used to determine the grant date fair value of this award. The award provided that the restricted stock units would vest in four increments based on the sustained attainment of four specified stock price targets. Vesting was to occur upon the second business day following the attainment of each of the specified closing stock price targets for a period of 10 consecutive business days. None of the restricted stock units vested prior to the expiration of the agreement on July 31, 2009.

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

        The following is a reconciliation of net (loss) income and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007
(Loss) income from continuing operations	$(74,119)	$(86,687)	$12,801
Loss from discontinued operations	—	—	(1,441)

Net (loss) income	$(74,119)	$(86,687)	$11,360

Weighted average shares outstanding
Basic	25,583	25,330	25,117
Effect of dilutive stock options and unvested restricted stock	—	—	382

Diluted	25,583	$25,330	$25,499

Basic earnings per share:
(Loss) income from continuing operations	$(2.90)	$(3.42)	$0.51
Loss from discontinued operations	—	—	(0.06)

Basic earnings per share	$(2.90)	$(3.42)	$0.45

Diluted earnings per share:
(Loss) income from continuing operations	$(2.90)	$(3.42)	$0.51
Loss from discontinued operations	—	—	(0.06)

Diluted earnings per share	$(2.90)	$(3.42)	$0.45

        For the years ended December 31, 2009, 2008 and 2007, outstanding options and unvested restricted stock to purchase 4.7 million, 4.7 million and 4.2 million common shares, respectively, were excluded from the calculation of diluted earnings per share calculation, because the exercise price of the options or the quoted market price of the Company's stock at the grant date over the amount the employee must pay to acquire the stock was greater than the average price of the Company's common stock. The dilutive impact of the remaining options outstanding and unvested restricted stock in these years was included in the effect of dilutive securities.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Restructuring, divestiture and other asset impairment charges

Restructuring charges

        During the second and third quarters of 2009, the Company executed restructuring actions intended to further rationalize its cost structure with current business and market conditions. These actions included a workforce reduction of 133 billable headcount and 41 administrative staff, as well as an adjustment to the compensation structure of 81 billable headcount and 39 administrative staff. The workforce reduction was mostly composed of involuntary terminations, but also included voluntary terminations that were not replaced. The Company also reduced office space in four locations during the third quarter of 2009. Net restructuring charges in 2009 totaled $5.7 million.

        In the fourth quarter of 2008, the Company executed a number of restructuring actions intended to rationalize its cost structure with current business and market conditions. These actions included a workforce reduction of 35 billable headcount and 37 administrative staff and the closure of two offices. Net restructuring charges in 2008 totaled $5.9 million.

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

        Restructuring charges reflected in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
One-time termination benefits	$2,496	$3,211	$1,700
Write-off of unearned signing and performance bonuses(1)	975	2,338	3,668
Write-off of expert advances paid in excess of expert fees earned(1)	262	—	3,813
Lease buyout and rent payments for office closure and other costs(2)	1,925	888	1,508
Restructuring charge recovery	—	(500)	—

Total	$5,658	$5,937	$10,689

(1)
Represents non-cash charges.

(2)
Includes non-cash (benefit) charges of ($0.1) million, $0.1 million and $0.2 million in 2009, 2008 and 2007, respectively.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Restructuring, divestiture and other asset impairment charges (Continued)

        Restructuring liability activity for the year ended December 31, 2009 and 2008 was as follows (in thousands):

	One-time termination benefits	Lease termination costs	Asset impairments and other	Total
Liability at December 31, 2007	$436	$1,037	$—	$1,473
Restructuring charge recovery	—	(500)	—	(500)
Restructuring charges	3,211	785	2,441	6,437
Cash payments	(1,576)	(709)	—	(2,285)
Write-off of assets	—	—	(2,441)	(2,441)
Foreign exchange translation	(13)	—	—	(13)

Liability at December 31, 2008	2,058	613	—	2,671
Restructuring charge recovery	—	—	—	—
Restructuring charges	2,496	1,883	1,279	5,658
Cash payments	(4,515)	(1,069)	—	(5,584)
Write-off of assets	(39)	178	(1,279)	(1,140)
Foreign exchange translation	—	—	—	—

Liability at December 31, 2009	$—	$1,605	$—	$1,605

        The restructuring charge recovery in 2008 relates to the changes in estimated costs of rent payments for a facility vacated in 2007. In September 2008, the Company sublet this facility earlier and on more favorable terms than originally estimated. As a result, the Company reversed the remaining $0.5 million of this restructuring liability to general and administrative expenses in 2008.

        The estimated future cash outlays related to the restructuring liability at December 31, 2009 totaled approximately $1.6 million, which is expected to be substantially paid by the end of 2010.

Divestiture charges

        In 2009, divestiture charges of $1.8 million included a loss on divestiture of the Company's Canadian practice of $1.7 million and $0.1 million of transaction costs related to the February 2009 divestiture of a portion of its practice in Milan, Italy.

        On May 31, 2009, the Company executed a sales agreement to transfer most of the assets of its Canadian subsidiary, net of certain liabilities totaling $1.7 million, to a former employee for $0.6 million in cash. The Company paid severance to terminated Canadian employees and transaction costs totaling $0.7 million during 2009 which was recorded as divestiture charges. The cash flows from its Canadian practice were not material to the Company's consolidated revenues, gross profit, or results of operations.

        The Company recognized a charge to operations of $3.1 million in 2008 in connection with the divestiture of a portion of its practice in Milan, Italy. This practice did not meet the definition of a component under ASC 360 and thus did not qualify for discontinued operations treatment in the Consolidated Statements of Operations. The transaction to sell the practice was completed in February 2009, however, as all significant terms of the sale were agreed to in December 2008, the Company recognized the divestiture as of December 31, 2008. Assets and liabilities were recorded at fair value

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Restructuring, divestiture and other asset impairment charges (Continued)

less selling costs, which resulted in a charge to operations of approximately $3.1 million in the quarter ended December 31, 2008. Net assets of approximately $0.5 million were written-off and a $2.6 million liability associated with the divestiture was recorded in the Consolidated Balance Sheet at December 31, 2008.

Other impairment charges

        The Company recognized other non-cash impairment charges totaling $10.1 million in 2009, consisting of $5.9 million related to the write-off of employee receivables, $2.0 million related to certain prepaid costs which it considered unrecoverable, $1.4 million of net charges related to the write-off of certain client receivables, and $0.8 million related to other asset write-offs. The $1.4 million charge related to two specific client receivables that have been the subject of arbitration proceedings. The Company determined that these receivables were impaired based primarily on the length of time these amounts have been outstanding and the lack of favorable developments in the arbitration proceedings. The impairment charge represents the gross amount of these receivables, less anticipated recoveries from the at-risk experts who originally worked on these matters. These impairment charges are reflected as Other impairments in the Consolidated Statements of Operations for the year ended December 31, 2009.

        The Company recognized other impairment charges in 2008 totaling $5.4 million: $4.0 million of the impairment charge was in connection with the customer relationships intangible asset, $0.5 million was due to the discontinued use of trade name intangible asset, $0.7 million was related to the expensing of certain prepaid costs which the Company considered unrecoverable, and $0.2 million was related to other asset write-offs. These impairment charges are reflected as Other impairments in the Consolidated Statements of Operations for the year ended December 31, 2008.

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

        Financial data of SVEWG included in income from operations of discontinued subsidiary for all periods presented, is as follows (in thousands):

Year ended December 31, 2007
Revenues	$10,958

Income from operations of discontinued subsidiary before income taxes	$1,313
Income tax expense	535

Income from operations of discontinued subsidiary, net of income taxes	$778

16. Segment reporting

        In 2008, the Company reorganized its historical practice groups and individual experts into two operating segments: Economics Services and Finance and Accounting Services. Below is a description of the two operating segments and their components:

  Economics Services segment is composed of energy and environment, global competition, labor and employment, regulated industries, and securities sectors as follows:

    •
    Energy and environment—provides expertise in the regulated energy, environment and natural resources industries.

    •
    Global competition—offers a complete range of services on antitrust matters, including mergers and acquisitions, before courts and regulatory authorities around the world. The services involve the use of economic and statistical techniques to develop independent and objective analyses concerning issues related to merger reviews, monopolization claims, cartels, and quantification of damages. Experts in this area frequently testify before courts and appear before competition authorities in many jurisdictions around the world.

    •
    Labor and employment—provides litigation support, independent expert testimony, and business advisory services, including issues of statistical liability in discrimination, wrongful termination, and wage and hour claims.

    •
    Regulated industries—provides expertise in a broad range of regulated industries, such as telecommunications, transportation and financial claims.

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

        The 2007 historical segment revenues, costs of services and other operational data presented in the table below have been recast as if the current management and reporting structure had been in place since the beginning of each period presented. Since the Company historically measured its business performance at a consolidated entity level and made resource allocations differently under that structure, the recasting of historical segment information is not intended to predict future results or to represent the actual results that would have been achieved if the Company's business had been managed under the current structure since the beginning of each period presented.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment reporting (Continued)

        Summarized financial information by segment for the 2009, 2008 and 2007 is as follows (in thousands, except percentages):

	Year ended December 31,
	2009			2008			2007
	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total	Economics	Finance and Accounting	Total
Fee-based revenues, net	$106,186	$147,190	$253,376	$142,295	$180,419	$322,714	$151,926	$199,618	$351,544
Reimbursable revenues	3,223	6,597	9,820	4,490	8,475	12,965	5,985	12,900	18,885

Revenues	109,409	153,787	263,196	146,785	188,894	335,679	157,911	212,518	370,429
Direct costs	75,945	112,374	188,319	95,546	125,930	221,476	101,914	126,155	228,069
Reimbursable costs	3,390	6,773	10,163	4,970	8,369	13,339	5,853	12,704	18,557

Cost of services	79,335	119,147	198,482	100,516	134,299	234,815	107,767	138,859	246,626

Gross profit	$30,074	$34,640	64,714	$46,269	$54,595	100,864	$50,144	$73,659	123,803

Gross margin	27.5%	22.5%	24.6%	31.5%	28.9%	30.0%	31.8%	34.7%	33.4%
Charges not allocated at the segment level:
General and administrative expenses			73,258			88,021			83,901
Depreciation and amortization			4,997			5,939			7,284
Goodwill impairment			—			118,800			—
Other impairments			10,071			5,358			—
Restructuring charges			5,659			5,937			10,689
Divestiture charges			1,800			3,136			—
Interest income			(160)			(445)			(635)
Interest expense			2,680			636			508
Other expense, net			571			1,849			502

(Loss) income before income taxes			$(34,162)			$(128,367)			$21,554

        While the Company does not record assets at the segment level, realization allowance reserve charges and signing, retention and performance bonus amortization are included in the direct costs of each segment. As such, accounts receivable and signing, retention and performance bonus assets are reflected in segment assets in the table below. Goodwill is not used by management in assessing segment performance. Goodwill is assigned to each segment for impairment testing purposes only, and therefore is reflected in unallocated assets in the table below. See "Note 4—Goodwill" for a discussion of goodwill assignment for impairment testing purposes and reporting unit determination. The following table presents total assets by segment and reconciles these segment assets to total Company assets (in thousands):

	December 31,
	2009	2008
Economics	$45,339	$62,178
Finance and Accounting	74,249	74,906
Unallocated assets	71,223	119,123

Total assets	$190,811	$256,207

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment reporting (Continued)

        No single client generated more than 10% of the Company's consolidated revenues during 2009, 2008 and 2007. The Company's ten largest clients represented 14%, 13% and 18% of its revenues in 2009, 2008 and 2007, respectively. Revenues attributable to geographic location are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$213,276	$260,118	$306,999
United Kingdom	21,487	37,928	33,913
All other foreign countries	28,433	37,633	29,517

Total revenues	$263,196	$335,679	$370,429

        The Company's accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company has not required collateral or other security from its clients. At December 31, 2009 and 2008, no single client's total receivables balance represented more than 10% of the Company's total receivables balances.

        Long-lived assets attributable to geographic location are as follows (in thousands):

	December 31,
	2009	2008
United States	$48,528	$94,869
All other foreign countries	9,056	8,678

Total long-lived assets	$57,584	$103,547

17. Related party transactions

        In prior periods, the Company entered into expert agreements with David J. Teece, Vice Chairman and Richard Boulton, member of the Company's board of directors. Their tenure as board members expired on December 22, 2009. The following payments were made while these individuals were directors under their respective expert agreements during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008	2007
David J. Teece	$1,877	$9,471	$7,765
Richard Boulton(1)	2,582	1,544	NA

(1)
Elected to the Company's Board on October 27, 2008.

        In November 2007, the Company entered into an employment agreement with Dr. Teece, under which the Company paid to Dr. Teece a retention bonus of $10.0 million ($5.0 million was paid in November 2007 and $5.0 million was paid in January 2008). In August 2009, the Company terminated Dr. Teece's employment with the Company as a result of good faith differences of opinion regarding business strategy and the future direction of the Company, which were unrelated to his performance as

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Related party transactions (Continued)

an expert. At the time the Company terminated Dr. Teece's employment, $7.6 million of the $10.0 million retention bonus had not been amortized. In January 2010, Dr. Teece and the Company entered a separation agreement and mutual release, and also entered into a non-exclusive independent contractor affiliate agreement that will allow Dr. Teece and the Company to continue working together on matters of shared interest. As part of this affiliate agreement, Dr. Teece agreed to engage the Company on projects that will provide the Company with $7.5 million of revenue over a five year period, with minimum agreed upon profit margins. To the extent the revenue and margin targets are not achieved within the five years, Dr. Teece will pay to the Company the amount of any margin shortfall. In connection with the settlement agreement and the affiliate agreement between the Company and Dr. Teece, the Company wrote off $4.6 million of the unamortized retention bonus as an Other impairment charge in the third quarter of 2009 and reclassified the remaining $3.0 million from Signing, retention and performance bonuses to Other assets.

18. Subsequent event—SMART merger and term loan facility

        On March 10, 2010, the Company completed its merger with SMART Business Holdings, Inc. ("SMART"), a privately held provider of business advisory services (the "Merger"), and received a $25.0 million cash investment from SMART's majority shareholder, Great Hill Equity Partners III, LP. In the Merger transaction, LECG acquired 100% of SMART's outstanding stock, in exchange for which the Company issued 10,927,869 shares of LECG common stock, having an estimated value of approximately $33.3 million based on the March 10, 2010 closing stock price of $3.05, and assumed approximately $42.8 million of SMART debt. Simultaneously with the consummation of the Merger, SMART's majority shareholder, Great Hill Equity Partners III, LP, made a $25.0 million cash investment into LECG in exchange for 6,313,131 shares of Series A Convertible Redeemable Preferred Stock. This stock is convertible share-for-share into LECG's common stock (equivalent to a price of $3.96 per share), and provides a 7.5% dividend payable in cash or Series A Convertible Redeemable Preferred Stock at the Company's discretion. As a result of the issuance of the common stock and Series A Convertible Redeemable Preferred Stock, Great Hill Equity Partners III, LP owns approximately 40% of the Company's outstanding voting shares. The combined entity will operate under the LECG name and continue as a publicly-traded company.

        The Merger will be accounted for under the purchase method of accounting. Assets acquired and liabilities assumed will be recorded at their fair values as of the closing date. The total estimated purchase price is $76.1 million, excluding the estimated acquisition-related transaction costs of approximately $6.0 million. Acquisition-related transaction costs include fees for legal, financial advisory, accounting, due diligence, tax, valuation, printing and other various services in connection with the transaction. Under the purchase method of accounting, the total estimated purchase price will be allocated to SMART's net tangible assets acquired and liabilities assumed and intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible assets acquired and liabilities assumed and identifiable intangible assets will be recorded as goodwill. Due to the timing of the close of the transaction, the preparation of the final balance sheet and valuation work related to the identifiable intangible assets is currently in process, and consequently, the initial accounting for the assets acquired and liabilities assumed in the SMART acquisition is incomplete.

        The following summarized pro forma consolidated revenues and net loss are presented as if the Merger with SMART had occurred on January 1, 2008 and 2009. The pro forma net loss does not reflect adjustments for SMART's historical intangible asset amortization, or the future intangible asset

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Subsequent event—SMART merger and term loan facility (Continued)

amortization, as the valuation work related to the acquired intangibles is incomplete. The unaudited results are not necessarily indicative of future earnings or earnings that would have been reported had the Merger been completed as presented (in thousands, except per share amounts):

	UNAUDITED Year ended December 31,
	2009	2008
Revenues—pro forma	$362,145	$439,469
Net loss—pro forma	$(80,923)	$(137,957)

Term loan facility

        Concurrent with the closing of the SMART Merger, the Company entered into a Sixth Amendment to Credit Agreement and Consent (the "Amendment") and became a co-borrower with SMART Business Advisory and Consulting, LLC under a Credit Agreement with the Bank of Montreal ("BMO") and the syndicate bank members. The Amendment provides for a $40.8 million term loan which is guaranteed by LECG Corporation and its domestic subsidiaries. The Amendment also allows us to seek up to an additional $10.0 million of subordinated debt, subject to certain repayment and maturity restrictions. The term loan matures on March 31, 2011 and required a $4.0 million principal payment at closing (March 10, 2010), and subsequent quarterly principal payments of $3.0 million beginning on June 30, 2010 through December 31, 2010. The remaining outstanding principal is due in full on March 31, 2011. Interest is payable quarterly at a rate consisting of the Base Rate plus 6.50%. The Base Rate is defined as the greater of (i) three percent, (ii) BMO's prevailing prime commercial rate, (iii) the Federal Funds rate plus 0.5%, or (iv) LIBOR plus 1.5%. The current interest rate in effect as of the date of the Amendment was 9.75%. The Company paid approximately $0.2 million in fees related to this Amendment, which will be amortized over the remaining term of the Amendment.

        The Amendment contains non-financial and financial covenants, including a total funded debt to EBITDA ratio, a minimum fixed charge ratio, maximum rental and capital expenditures, and minimum quarterly EBITDA and cash balance requirements. Also, cash balances in excess of certain amounts at each quarter-end must be used to make additional principal payments. Maintaining compliance with the Company's debt covenants is critical to the Company's operations. The current economic downturn adds uncertainty to the Company's anticipated revenue levels, as seen by declines in the Company's revenue during the third and fourth quarters of 2008, and again in the first and third quarters of 2009. The Company has executed a number of restructuring actions in response to these revenue declines. Should revenue declines continue or other unforeseen adverse developments occur, the Company would seek to remain in compliance with the debt covenants through further restructuring actions.

LECG CORPORATION AND SUBSIDIARIES

FINANCIAL INFORMATION BY QUARTER

(UNAUDITED)

        The following table presents unaudited quarterly Consolidated Statement of Operations data for the years ended December 31, 2009 and 2008. In management's opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of the unaudited information in the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included under this Item 8 and in conjunction with other financial information included elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Three months ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal year 2009
Revenues	$66,305	$67,869	$62,723	$66,299
Gross profit	14,148	17,107	15,095	18,364
Operating loss(1)	(6,077)	(7,304)	(16,524)	(1,166)
Loss before income taxes(1)	(6,434)	(8,261)	(17,286)	(2,181)
Net (loss) income	$(3,796)	$(6,454)	$(64,679)	$810

Earnings per share(3):
Basic	$(0.15)	$(0.25)	$(2.52)	$0.04
Diluted	$(0.15)	$(0.25)	$(2.52)	$0.03
Fiscal year 2008
Revenues	$90,502	$89,079	$86,050	$70,048
Gross profit	30,019	28,203	27,411	15,231
Operating income (loss)(2)	7,183	4,612	4,082	(142,204)
Income (loss) from continuing operations before income taxes(2)	6,709	4,395	3,357	(142,828)
Net income (loss)	$3,985	$2,611	$1,995	$(95,278)

Earnings per share(3):
Basic	$0.16	$0.10	$0.08	$(3.76)
Diluted	$0.16	$0.10	$0.08	$(3.76)

(1)
The Company's operating loss and loss before income taxes were reduced by other impairments of $1.2 million, $8.7 million, and $0.2 million; restructuring charges of $1.5 million, $4.0 million and $0.2 million; and divestiture charges of $1.7 million, $0.1 million and $0 during the second, third and fourth quarters of 2009, respectively.

(2)
The Company's operating income (loss) and income (loss) before income taxes were reduced by goodwill impairment charges of $118.8 million, other impairments of $5.4 million, restructuring charges of $6.4 million and divestiture charges of $3.1 million during the fourth quarter of 2008, and were increased by a $0.5 million restructuring benefit recognized in the third quarter of 2008.

(3)
Quarterly earnings per share amounts may not total the full year earnings per share amounts due to rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (SEC). Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective.

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

Quarterly evaluation of changes in internal controls over financial reporting

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management concluded that there was no such change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management annual report on internal control over financial reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the consolidated financial statements.

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

        The management of the Company, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by members of our Accounting, Finance and Information Services organizations, assisted by outside consulting services specializing in internal control testing. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Our internal control over financial reporting as of December 31, 2009 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

Annual Meeting Results

        Our annual meeting of stockholders was held on December 22, 2009 to consider and vote upon several matters. The first matter related to the approval of Merger of SMART Business Holdings, Inc. with and into a wholly-owned subsidiary of LECG and the issuance of 10,927,869 shares of LECG common stock pursuant thereto. 16,361,834 votes were cast for ratification, 4,201,898 were cast against, and there were 4,140 abstentions.

        The second matter related to the approval of the issuance to and purchase by the Great Hill Entities of 6,313,131 shares of LECG Series A Convertible Redeemable Preferred Stock pursuant to the Stock Purchase Agreement, dated as of August 17, 2009. 16,361,436 votes were cast for ratification, 4,202,038 were cast against, and there were 4,398 abstentions.

        The third matter related to the approval of the Second Amended and Restated Certificate of Incorporation of LECG. 16,167,872 votes were cast for ratification, 4,395,798 were cast against, and there were 4,202 abstentions.

        The fourth matter related to the election of seven director nominees, Garrett F. Bouton, Alison Davis, Ruth M. Richardson, Michaels E. Dunn, Christopher S, Gaffney, John G. Hayes and Steve Samek, to serve a one-year term or until their respective successors are duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Garrett F. Bouton	18,805,586	4,431,898
Alison Davis	18,756,399	4,481,085
Ruth M. Richardson	18,389,564	4,847,920
Michael E. Dunn	19,226,941	4,010,543
Christopher S. Gaffney	19,248,126	3,989,358
John G. Hayes	19,249,326	3,988,158
Steve Samek	19,240,599	3,996,885

        The fifth matter related to the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. 22,784,495 votes were cast for ratification, 407,037 were cast against, and there were 45,951 abstentions.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

  Transition of Executive Vice President, General Counsel & Secretary

        In connection with the closing of our merger with SMART, we announced the relocation and consolidation of our corporate headquarters to suburban Philadelphia, Pennsylvania, which is scheduled to be completed by the end of the third quarter of 2010. This move and consolidation will include our human resources, finance and accounting, information technology, conflict clearance and legal functional organizations. We have agreed with Deanne M. Tully, our Executive Vice President, General Counsel and Secretary, that her last day of employment will be June 30, 2010. Ms. Tully will continue to serve in her current role until her employment terminates.

        We have entered into a Retention and Severance Benefit Agreement with Ms. Tully dated March 9, 2010. Conditioned upon her continuation of service until June 30, 2010 or such earlier date as we may choose and her execution of a general release, the agreement provides that she will be eligible to receive a lump sum severance benefit in an amount up to $300,000, of which (a) $75,000 is contingent upon her satisfactory achievement of certain performance metrics to be agreed upon with our Executive Vice President and Head of HR (with satisfactory performance to be determined by our CEO and our Executive Vice President and Head of HR), and (b) $75,000 is a discretionary benefit that is contingent upon her success in helping with merger integration efforts and the transition of our legal function (with satisfactory performance to be determined by our CEO and our Chairman of the Board). In addition, Ms. Tully will not be required to repay any portion of her unamortized sign-on bonus with us, and she will be eligible for reimbursement of COBRA continuation of health coverage for one year.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The names of the members of our Board of Directors, their ages and certain information about them as of March 10, 2010, are set forth below.

Name	Age	Position	Director Since
Garrett F. Bouton	65	Chairman of the Board of Directors	2006
Alison Davis	48	Director	2007
Michael E. Dunn	46	Director	2009
Christopher S. Gaffney	46	Director	2009
John G. Hayes	46	Director	2009
Ruth M. Richardson	59	Director	2003
Steve Samek	57	Director	2009

        Each director is elected for a term ending at our next Annual Meeting of Stockholders. There are no family relationships between any director and executive officer.

        Mr. Bouton has served on our board of directors since November 2006 and has served as the Chairman of our board of directors since August 2007. Mr. Bouton was retired from 2004 to 2006. Mr. Bouton served as the Managing Director/Regional CEO of Barclays Global Investors from 1996 until 2003. Previously, Mr. Bouton founded and served as President of ARBI Assets in Rio de Janeiro, Brazil and he served as Chief Operating Officer of Rosenberg Investment Management in Orinda, California. Previously, Mr. Bouton was the Group Managing Director and Chief Executive Officer of Scandinavian Bank Group in London, England. He also serves on the board of directors of SunAmerica Annuity Funds. He has a BA from Colorado College and an MA in International Economics from the Fletcher School of Law and Diplomacy, Tufts University. Mr. Bouton serves on our Compensation, Corporate Governance and Audit Committees, and as Chair of the Committee of the Independent Directors. Our Corporate Governance Committee concluded that Mr. Bouton should serve on the Board based on his chief executive experience working with large multi-national companies, his experience in finance and in mergers and acquisitions, his financial literacy and his deep knowledge of our Company.

        Ms. Davis has served on our board of directors since October 2007. Ms. Davis is the Managing Partner of Belvedere Capital Partners, a private equity firm focused on banking and financial services investments and has held that position since April 2004. Ms. Davis currently serves as a director of several private companies, and is a former Director of First Data Corporation (NYSE). Before joining Belvedere Capital, Ms. Davis served as Chief Financial Officer and Global Management Committee member for Barclays Global Investors from June 2000 to March 2003. From 1993 to 2000, she was a senior partner, practice leader, and North American Management Committee member with A.T. Kearney, Inc., and, from 1984 to 1993, she was a consultant with McKinsey & Company. Ms. Davis holds a MBA from Stanford Graduate School of Business and a BA with honors and a Masters degree in economics from Cambridge University. Ms. Davis serves on our Compensation Committee, Corporate Governance Committee and as Chairperson of our Audit Committee. Our Corporate Governance Committee concluded that Ms. Davis should serve on the Board based on her skills, experience and qualifications in finance, her general expertise in business and accounting, and her financial literacy.

        The Honorable Ruth Richardson has served on our Board of Directors since September 2003. Ms. Richardson has been an international strategic and economic policy consultant since 1994. From 1990 to 1993, Ms. Richardson served as New Zealand's Minister of Finance. Ms. Richardson was a member of the New Zealand Parliament from 1981 to 1994. She currently serves as a chairman and director of several private companies which undertake business on a global scale is a director of Oyster Bay Malborough Vineyards Limited, a publicly listed company in New Zealand and is a former director of the Reserve Bank of New Zealand. She has extensive, global experience in business and financial management, corporate governance, privatizations and public sector and social policy reforms. She has lectured widely and has advised governments and governmental agencies throughout the world. Ms. Richardson serves on our Audit and Compensation Committees and as Chairperson of our Corporate Governance Committee. Our Corporate Governance Committee concluded that Ms. Richardson should serve on the Board based on her experience in high governmental office, international affairs and business, and her deep knowledge of our Company.

        Mr. Dunn has served on our board of directors since December 2009. Mr. Dunn is the Chairman and CEO of Prophet Brand Strategy, Inc., a brand consulting and marketing firm. He served as Chief Executive Officer of that firm since January 2000, and as its President since June 1998. From March 1994 to May 1998, Mr. Dunn served as the President and Chief Executive Officer of Context Integration, a systems integrator. Mr. Dunn received a BA in Economics from Haverford College and an MBA/ MA in Business and Asian Studies from the University of California at Berkeley. Mr. Dunn serves on our Audit Committee and our Compensation Committee. Our Corporate Governance Committee concluded that Mr. Dunn should serve on the Board based on his chief executive working with a multi-national service company, and his deep knowledge of marketing and brand development.

        Mr. Gaffney has served on our board of directors since December 2009. Mr. Gaffney is a co-founder and Managing Partner of Great Hill Partners, LLC, a Boston-based private equity firm founded in September 1998 with $2.7 billion under management. Mr. Gaffney has served on the boards of various private companies with a particular focus on companies in business services, financial services, IT services, media and telecommunications industries. He serves on the Board of Trustees at The Wolf School, a special needs secondary school in Rhode Island. He was previously a General Partner for Media/Communications Partners, a Boston private equity firm. Mr. Gaffney has a degree in Accounting and Economics summa cum laude from Boston College. Mr. Gaffney serves as Chairperson of our Compensation Committee. Our Corporate Governance Committee concluded that Mr. Gaffney should serve on the Board based on his position with and designation by Great Hill Partners, his experience and expertise in finance, and his deep knowledge and experience in management and in developing compensation programs and policies for professional service organizations.

        Mr. Hayes has served on our board of directors since December 2009. Mr. Hayes is a co-founder and Managing Partner of Great Hill Partners, LLC, a Boston-based private equity fund founded in September 1998 with $2.7 billion under management. In addition to his portfolio company and deal origination responsibilities at Great Hill Partners, Mr. Hayes is responsible for the firm's general management and investment policies. Mr. Hayes previously served as a General Partner of Media/Communications Partners, a private equity fund. Over the course of his private equity career, Mr. Hayes has served on the boards of a variety of private companies in the business services, financial services, media and communications sectors. Mr. Hayes holds a Bachelor of Arts degree in Economics from Williams College and a Masters of Business Administration degree from Harvard Business School. Mr. Hayes serves on our Corporate Governance Committee. Our Corporate Governance Committee concluded that Mr. Hayes should serve on the Board based on his position with and designation by Great Hill Partners, his experience and expertise in finance, and his deep knowledge and experience in management of professional service organizations.

        Mr. Samek has served on our board of directors since December 2009. Mr. Samek has served as Chief Executive Officer of SMART from November 2008 until the closing Merger on March 10, 2010. Mr. Samek has more than 35 years of consulting and business advisory experience. Before joining SMART, Mr. Samek served as CEO of UHY Advisors, the country's 13th largest tax, accounting, and consulting firm, from January 2006 to July 2008, and as CEO of Fulcrum Capital, a strategic and financial consulting and investment firm, from June 2002 to December 2005. Prior to June 2002, he served as Managing Partner of Arthur Andersen's U.S. business where, under his leadership, the firm streamlined operations, reduced costs and improved service levels by consolidating all technology and firm-wide processes. Mr. Samek has authored three books on strategic planning and profit improvements methodology, and has been a strategic visioning speaker at more than 300 industry and company symposia. Mr. Samek holds a Bachelor of Science in Accounting from Southern Illinois University, and was a member of the Board of Trustees of the Financial Accounting Foundation, a private sector organization with responsibility for the oversight, administration and finance of the Financial Accounting Standards Board and other organizations. Mr. Samek will be appointed to become our Chief Executive Officer effective before the end of March 2010. Our Corporate Governance Committee concluded that Mr. Samek should serve on the Board based on his designation to the position of our CEO, and his long experience and expertise in serving as the chief executive officer of numerous professional service organizations.

Executive Officers

        The names of our executive officers and their ages as of March 10, 2010, are set forth below.

Name	Age	Position
Michael J. Jeffery	63	Chief Executive Officer
Steven R. Fife	50	Executive Vice President, Chief Financial Officer
Tina M. Bussone	37	Executive Vice President, Head of Human Resources and Operations
Deanne M. Tully	51	Executive Vice President, General Counsel and Secretary

        Michael J. Jeffery has served on our board of directors from September 2003 until December 22, 2009. Mr. Jeffery has served as our Chief Executive Officer since February 19, 2007, prior to which he had served as our Chief Operating Officer from May 2006. Through April 2006, Mr. Jeffery served on our Audit and Compensation Committees and was Chairman of our Corporate Governance Committee. Mr. Jeffery was the Treasurer and Head of the Markets Division for the Western Hemisphere and a member of the senior executive committee of Standard Chartered Bank from 1994 until 2001. Prior to his service at Standard Chartered Bank, Mr. Jeffery held senior executive financial and board of director positions with Nikko Bank, Scandinavian Bank Group, and Finacorp SA New York. He has extensive, global experience in business and financial management, trading, sales and administration, including past service on the board of directors of Banque Scandinave en Suisse, the Private Capital Group, Banco Scandinavian Sul America and Scandinavian Pacific Limited. Mr. Jeffery is slated to step down as our Chief Executive Officer effective in March 2010, when Mr. Samek takes office.

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

        Deanne M. Tully was appointed General Counsel in June 2008 and Secretary in July 2008. Prior to joining LECG, Ms. Tully was general counsel and secretary for Tier Technologies (NASDAQ: TIER) and senior counsel at Dillingham Construction Corporation. She has extensive experience in business, legal compliance, and corporate governance issues. Ms. Tully began her legal career in private practice as a trial attorney specializing in complex commercial matters and government contracts. She received an AB With Honors in Russian History from the University of California at Berkeley and her JD from the University of California, Hastings College of the Law where she was editor-in-chief of the

International and Comparative Law Review. We have agreed with Ms. Tully that her employment will end on June 30, 2010. See Item 9B.

        Tina M. Bussone has served as our Executive Vice President and Head of Human Resources and Operations since August 2007. Prior to assuming this role, Ms. Bussone served as Director of Administration since April 2003. Prior to joining LECG in August 1998, Ms. Bussone worked for a law firm in Washington, D.C. Ms. Bussone has a BS in Russian Area Studies from Georgetown University and a MBA from George Washington University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our executive officers, directors and ten percent stockholders to file reports of ownership of our common stock and changes in their ownership of our stock with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms, and any written representations that we received from such persons with respect to our most recent fiscal year that there were no other reports required to be filed during the year ended December 31, 2009, we believe that all our executive officers, directors and ten percent stockholders complied with the applicable filing requirements.

Audit Committee

        We have a standing Audit Committee, which currently consists of Messrs. Bouton and Dunn, Ms. Richardson, and Ms. Davis. Each of these committee members is independent under the applicable listing standards of the NASDAQ Global Select Market. The Board of Directors has determined that Ms. Davis is an "audit committee financial expert" as defined in the SEC rules. Ms. Davis serves as the Chairperson of the Audit Committee effective October 2008.

Code of Ethics

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

Director Nominations

        We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since we filed our proxy statement for our 2009 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        We are an expert services firm and operate in a highly competitive environment for the hiring and retention of senior executives and expert and professional staff. From the time of our initial public offering in November 2003 to the present, the size and complexity of our business has grown, both geographically and through expansion of our service offerings. Our revenues have increased from $166 million in 2003 to $263 million in 2009, and we have significantly increased the number of our experts and professional staff from 486 as of September 30, 2003 to 642 as of December 31, 2009. We

and our Compensation Committee recognize that our executive management team is a critical component of our potential for success and that we will continue to rely upon their efforts and capabilities to develop and implement LECG's strategy and manage its operations effectively in the future. We believe our executive management compensation program needs to be competitive, reflect the level of commitment required from our executives and be designed to:

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

        Our Company has a "total compensation" philosophy, meaning that each element of executive compensation has a specific purpose. Cash incentive compensation is designed to reward shorter-term performance, typically the achievement of financial and non-financial objectives. Equity compensation is intended to align an executive's incentives more directly to the longer-term performance of LECG's common stock. Our retirement and deferred compensation programs are intended to promote retention by building post-employment financial security based on length of service by executives and other employees of LECG. We operate in a very dynamic economic and hiring environment, and as a result we also recognize the need to be pragmatic, flexible and adaptive in implementing our compensation philosophy, and therefore the structure and the mix of the elements of our compensation programs may change over time according to our business needs, investor expectations, evolving financial accounting and legal standards, share dilution levels, results of compensation surveys, and market practices. In designing our executive compensation program, we hope to achieve a competitive but cost-effective recognition and reward system that is based on the following principles:

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

  •
  Executive incentive compensation should be tied closely to performance.  The financial performance of LECG is generally a significant factor in determining the level of compensation received by executive officers under our compensation program, and it is not unusual for the cash bonus element of compensation to be tied entirely to our corporate financial results for a particular year, thus significantly weighting the overall potential compensation toward variable or performance-based pay. Individual performance and achievement of corporate non-financial objectives may also be relevant in determining cash incentives for executive management.

  •
  Executive compensation should be aligned with the interests of LECG's stockholders. The Compensation Committee believes that if LECG's executives focus on meeting both financial and non-financial corporate goals that, in turn, should ultimately enhance stockholder value. The equity component of our total compensation program is intended to directly reward the creation of stockholder value, and to further align the interests of LECG's executives with LECG's stock market performance and, consequently, our stockholders.

  •
  Executive compensation should be multi-faceted and should reflect the other professional activities of certain of our executive officers. Our Company's executive compensation program contains various components (salary, cash incentive bonuses, equity grants, and retirement plans or deferred compensation) to provide a variety of compensation elements for retention and reward, but cash compensation tends to be the most heavily weighted. The Compensation Committee continues to review the balance between cash elements of compensation and equity grants (both for executives and for experts). The Compensation Committee also recognizes that our senior executives may be drawn, from time to time, from the ranks of our experts, and where appropriate the Committee therefore needs to include an assessment of how the expert's compensation under LECG's expert compensation model relates to other executive compensation programs intended to reward efforts in a managerial role.

Elements of Executive Compensation

        Our Compensation Committee did not significantly change our approach in structuring the elements and in setting the levels of potential compensation for our executive officers in 2009 compared to the prior year. The principal elements of our executive compensation program are base salary, cash incentive bonus compensation, equity compensation and retirement benefits. We also entered into agreements to provide severance benefits to our executive officers in the event of a change in control. Each of these compensation elements is described below.

Cash Compensation

        We have two layers of cash compensation for our senior executive officers: base salaries and annual cash incentives.

Base Salaries

        The purpose of base salaries is to provide a fixed level of annual income consistent with the executive officer's position, experience, and responsibilities. Base salaries of LECG's executive officers are set by the Compensation Committee to reflect each of these elements. Base salaries are reviewed annually by the Compensation Committee, however adjustments are not automatic. Adjustments to base salary take into account market data, significant changes in assignment or scope of responsibility, individual performance relative to established goals and expectations for the position, and LECG's general salary administration policy for the particular year. In making base salary decisions, the Compensation Committee exercises its discretion and judgment based on these factors and no specific formula is applied to determine the weight of each factor. Annual base salary adjustments, if any, are generally made at the February Compensation Committee meeting, to be effective as of January 1. Salary adjustments, if any, for promoted executives typically take effect upon the executive's promotion date and assumption of new responsibilities.

        At the December 2008 Compensation Committee meeting, it was determined that base salaries for our executive officers would be unchanged for 2009.

        At the December 2009 Compensation Committee meeting, it was determined that base salaries for our executive officers are unchanged for 2010.

Annual Cash Incentives

        Our Company's executive compensation program includes annual cash incentives that are generally discretionary, based on the judgment of the Compensation Committee, and dependent upon LECG's performance and the individual's contributions, and are intended to reward executive management for the successful achievement of the financial and operating objectives established for the most recent fiscal year. Early in the year, the Compensation Committee reviewed and agreed with management on overall corporate financial and non-financial objectives, and supporting individual objectives for senior members of management. After the end of the year, the Compensation Committee determined and approved annual cash bonuses for LECG's senior executives based on an assessment of their relative achievement of both the corporate and individual objectives for the past year.

        For 2009, the Compensation Committee approved discretionary annual cash bonuses for two of our other executive officers. Because of the extraordinary nature of the deal-related efforts undertaken by the management team in 2009, the Compensation Committee agreed to discretionary bonuses for Mr. Fife and Ms. Bussone of $250,000 and $150,000, respectively, based upon their contributions to these efforts.

Equity Compensation

        When LECG uses equity compensation, it is intended to provide longer-term incentives for our named executive officers and to align the interests of the executive officers with those of LECG's stockholders. The goal of the equity compensation program is to provide each executive officer with a meaningful incentive to manage LECG from the perspective of an owner with an equity stake in the business. Our Company believes that the use of multi-year time periods for vesting and other features of the awards contribute to continuity and stability within LECG's executive leadership.

        Equity compensation has not historically been considered the most important element of our total compensation program, and LECG has favored a cash-based, at-risk approach to compensation for its executive officers, with the result that equity compensation as a component of overall executive compensation had been used sparingly. However, in 2008, an outside consultant was retained at the request of the Compensation Committee to provide a report and updated market survey on executive officer compensation, which indicated that the level of equity incentives provided by LECG to its executive officers was comparatively low. As a result, there was a notable shift during 2008 and 2009 toward increasing the relative proportion of equity grants in our compensation program, particularly in the form of restricted stock and restricted stock unit grants subject to multi-year service periods or performance-based vesting.

        Historically, equity compensation for executive officers typically has taken the form of stock options and restricted stock and restricted stock unit awards granted under LECG's 2003 Stock Plan ("Plan") approved by LECG's stockholders in November 2003. No stock option grants were made to LECG's executive officers in 2009, and instead their equity compensation was focused on restricted stock and restricted stock unit grants. This change in philosophy regarding the use of stock options versus restricted stock, which the Compensation Committee first implemented in 2007, was driven primarily by the desire to reduce LECG's option overhang.

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

        Our Company does not currently have a policy requiring its executive officers or directors to maintain a minimum level of equity ownership. The Compensation Committee periodically reviews the appropriateness of a formal stock retention policy.

Restricted Stock Awards

        In July 2009, after an overall assessment of his individual performance and accomplishments for 2009, and an evaluation of the equity compensation component in the overall compensation provided to our executives and the terms of his employment agreement, the Compensation Committee approved a grant of 6,000 shares of restricted stock to Mr. Fife. This grant was not based on or tied to achievement of specific, past objectives, but were reflective of overall performance and were intended to provide longer-term incentives and alignment with the interests of stockholders. The shares granted to Mr. Fife are subject to a right of repurchase by LECG at a price of $0.01 per share that lapses with respect to 1/3 of the grant on March 1, 2010, 2011 and 2012, provided that he is an employee of LECG on each such date.

Option Grants

        No stock option grants were made to executive officers or employees in 2009. In recent years equity compensation grants to executive officers have primarily been in the form of restricted awards.

Timing of Equity Compensation Awards

        The Compensation Committee generally meets in February of each year to consider and act with respect to equity compensation awards for LECG's executive officers for the then current fiscal year. This is the same meeting at which annual salary adjustments are generally made, and cash incentive awards are determined based on performance during the recently completed year.

        The Compensation Committee, on occasion, may grant additional equity awards at other times during the year to newly hired or newly promoted executive officers or, in isolated cases, for special retention purposes. For each grant approved by the Committee, the date of grant is the first day of the month following the date on which the Committee acts to approve the award. For example, an award approved by the Compensation Committee on February 9th would be granted on March 1st. Pursuant to the terms of LECG's 2003 Stock Plan, stock options may not be granted at less than 100% of the fair market value of LECG's common stock on the date of grant. Our Company does not deviate from this policy, nor does it adjust the prescribed timing of grants to precede or follow public disclosure of material information. If an equity award happens to be granted on or about the time of a public disclosure of material information, it is because the prescribed date based on LECG's policy resulted in a grant date coincident in time with such disclosure.

        Our Company's Chief Executive Officer makes recommendations regarding the grant to other executive officers of stock options, restricted stock or restricted stock units to the Compensation Committee. The Compensation Committee has the sole authority to approve or deny equity compensation grants. The Compensation Committee reports its decisions on the grants of stock options and restricted stock to the board of directors.

Change of Control Arrangements

        In November 2008, the Compensation Committee approved a new form of Change of Control Agreement ("COC Agreement"), which LECG entered into with each of Mr. Jeffery, Mr. Fife, Ms. Bussone, Mr. Aitken, and Ms. Tully. Certain of LECG's executive officers already had provisions in their employment arrangements relating to severance payments and other benefits that would be payable to them in the event of termination of their employment with LECG in connection with a change of control, while other executive officers did not previously have such arrangements. The new form of agreement was intended to supersede any prior arrangements, and to provide substantially the same terms to each of the five executive officers and two segment heads. In determining to provide change of control arrangements, and the appropriate terms, the Compensation Committee took into consideration the retentive value of providing this benefit, and the range of terms that are provided by other public companies to their executives. The purpose of these provisions is to provide the executive officer with sufficient security so that they are not distracted from job duties, financially threatened by potential job loss, or motivated to act contrary to the best interests of LECG and its stockholders prior to, during or after a change of control. Mr. Jeffery's employment agreement effective as of the date of the 2009 Annual Meeting superseded his Change in Control agreement.

        The terms of the COC Agreements are further described below in the section "Executive Compensation—Change of Control Arrangements."

Perquisites

        Our Company has generally not made use of personal benefits and perquisites to executive officers or other employees.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with our Company's management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on that review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Dated: March 12, 2010
Mr. Christopher S. Gaffney, Chair Ms. Alison Davis Mr. Michael E. Dunn Hon. Ruth M. Richardson Mr. Garrett F. Bouton

Summary Compensation Table

        The following table summarizes the compensation earned for services rendered to LECG in all capacities for the fiscal year ended December 31, 2009 by the persons who served as our Chief Executive Officer or as our Chief Financial Officer for any portion of the year, and for our three other highest paid executive officers (our "named executive officers," or "NEOs"). For additional information, see the discussion in the section above entitled "Compensation Discussion and Analysis—Elements of Executive Compensation."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael J. Jeffery	2009	550,000	—	—	—	—		550,000
Chief Executive Officer	2008	550,000	—	185,747	—	—		735,747
(Principal Executive Officer)	2007	550,000	585,000	316,855	—	—		1,451,855
Steven R. Fife	2009	350,000	250,000	21,780	—	6,000	(2)	627,780
Executive Vice President,	2008	350,000	75,000	263,010	—	6,000	(2)	694,010
Chief Financial Officer	2007	125,000	300,000	83,160	—	136,415	(2)(3)	644,575
(Principal Financial Officer)
Tina M. Bussone	2009	300,000	150,000	—	—	6,000	(2)	456,000
Executive Vice President	2008	300,000	75,000	263,010	—	6,000	(2)	644,010
	2007	240,000	200,000	55,410	—	6,000	(2)	501,410
Deanne M. Tully	2009	300,000	—	—	—	1,374	(2)	301,374
Executive Vice President,	2008	175,000	60,000	99,100	—	—		334,100
General Counsel and Secretary	2007	—	—	—	—	—		—
Christopher J. Aitken	2009	46,268	—	—	—	312,500	(4)	358,768
Executive Vice President(*)	2008	300,000	—	—	507	9,827	(5)	310,334
	2007	326,897	200,000	138,600	—	104,818	(5)	770,315

(*)
Mr. Aitken resigned as Executive Vice President and Head of Corporate Development and terminated his employment with LECG effective February 13, 2009.

(1)
Reflects the aggregate grant date fair value of each stock award, calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 718, Compensation—Stock Compensation ("ASC 718"). This amount was determined based upon the assumptions set forth in "Note 12—Equity-based compensation" in Notes to Consolidated Financial Statements contained in this Form 10-K.

For Mr. Jeffery, the amount reflects our compensation expenses related to a restricted stock unit award for 80,000 shares, were subject to performance targets and would be earned if the market price of our common stock met certain conditions. We calculated the fair value of this award based upon the probable outcome of such conditions using the Monte Carlo simulation model in accordance with ASC 718.

(2)
Represents employer contributions to the LECG 401(k) Plan.

(3)
Includes $133,790 fees paid to Mr. Fife by a third party in connection with his services to LECG as a consultant for the period ended on August 14, 2007.

(4)
Represents severance payment.

(5)
Includes expert fees and project origination fees paid to Mr. Aitken in his capacity as an expert.

        For the number of outstanding equity awards held by NEOs at year-end and their vesting schedules, see the Outstanding Equity Awards table. For the proceeds actually received by NEOs upon exercise of stock options and the value realized upon vested of stock granted in prior years, see the Option Exercises and Stock Vested in Fiscal Year 2009 table.

Grants of Plan-Based Awards

        The following table reflects each plan-based award granted to each named executive officer for the fiscal year ended December 31, 2009. All stock awards were granted under our 2003 Stock Option Plan.

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Steven R. Fife	8/3/2009	7/23/2009	6,000	21,780

(1)
Reflects the dollar amount of the aggregate grant date fair value of stock award, calculated in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End 2009

        The table below reflects all outstanding equity awards for each named executive officer as of the end of the fiscal year ended December 31, 2009. All options were granted under our Company's 2000 Incentive Plan or 2003 Stock Option Plan, and all stock awards were granted under our 2003 Stock Option Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
Michael J. Jeffery	50,000	—		15.02	4/30/2017	—		—
	3,570	3,930	(1)	18.25	7/31/2016	—		—
	7,500	—		22.04	7/31/2015	—		—
	7,500	—		15.96	8/4/2014	—		—
	15,625	—		16.00	7/31/2013	—		—
Steven R. Fife	—	—		—	—	6,000	(3)	17,940
	—	—		—	—	20,000	(4)	59,800
	—	—		—	—	4,000	(5)	11,960
	—	—		—	—	2,000	(6)	5,980
Tina M. Bussone	3,391	1,609	(2)	18.30	3/1/2015	—		—
	3,125	—		16.00	10/12/2013	—		—
	6,250	—		16.00	7/31/2013	—		—
	2,500	—		3.07	12/13/2011	—		—
	703	—		3.07	9/30/2010	—		—
	—	—		—	—	20,000	(4)	59,800
	—	—		—	—	4,000	(5)	11,960
	—	—		—	—	3,000	(7)	8,970
Deanne M. Tully	—	—		—	—	6,666	(8)	19,931

(*)
Market value calculated based on $2.99 per share, which was the closing price of our common stock on December 31, 2009.

(1)
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

(3)
Subject to ongoing service requirements and any applicable acceleration provisions, becomes fully vested after three years; 1/3rd of the grant vests on March 1, 2010, March 1, 2011 and March 1, 2012.

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

Option Exercises and Stock Vested in Fiscal Year 2009

        The following table reflects option exercises and the vesting of stock awards for each named executive officer during the fiscal year ended December 31, 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired Upon Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(*)
Michael J. Jeffery	—	—	—	—
Steven R. Fife	—	—	9,000	29,700
Tina M. Bussone	—	—	7,000	22,440
Deanne M. Tully	—	—	3,334	11,469

*
Value realized on vesting is based on the fair market value of our Company's common stock on the vesting date and does not necessary reflect proceeds actually received by the named executive officer.

Non-Qualified Deferred Compensation for Fiscal Year 2009

        None of our executive officers had a deferral of compensation during the year ended December 31, 2009.

Employment Contracts and Change in Control Arrangements

  Employment Agreements

        Senior Management Agreement with Mr. Jeffery and Change in Control Agreement with Mr. Jeffery was superseded in July 2009 by a new Employment Agreement with Mr. Jeffery, which become effective as of the date of the 2009 Annual Meeting of Stockholders. Upon its effectiveness, the new agreement provides for Mr. Jeffery to be engaged for a term of one year, to provide assistance to our board of directors and senior management, and to begin work as a paid expert in service to us. Under the new agreement, Mr. Jeffery will receive an annualized salary of $550,000 and will be eligible for health and other benefits that are provided to other employees. In the event of involuntary termination of his employment without cause, or in the event we have a change of control during the term of the new agreement, Mr. Jeffery would be entitled to receive a severance payment equal to the amount of his base salary for the remaining portion of the one year term. Subsequent to entering into the July 2009 Employment Agreement, we and Mr. Jeffery have agreed that he will continue to serve as our Chief Executive Officer under the compensation terms described above until Mr. Samek takes office in March 2010. After such date, he will continue to serve as a paid expert until December 22, 2010 on the terms described above.

        Mr. Fife has an employment letter with LECG dated August 1, 2007. It does not have a definite term and is terminable at will. Severance and change in control arrangements between LECG and Mr. Fife are discussed below.

        Ms. Bussone has an employment letter with LECG dated July 20, 1998. It does not have a definite term and is terminable at will. Severance and change in control arrangements between LECG and Ms. Bussone are discussed below.

        Ms. Tully has an employment letter with LECG dated March 18, 2008. It does not have a definite term and is terminable at will. Severance and change in control arrangements between LECG and Ms. Tully are described below. We have agreed with Ms. Tully that her employment will end on June 30, 2010. See Item 9B.

        Mr. Aitken had an employment letter with LECG dated July 30, 2007. His employment as an executive offer was terminated effective February 13, 2009. Severance and change in control arrangements between LECG and Mr. Aitken discussed below.

  Change of Control Arrangements

        In November 2008, the Compensation Committee approved a new form of COC Agreement, which LECG entered into with each of Mr. Jeffery, Mr. Fife, Ms. Bussone, Mr. Aitken and Ms. Tully. Certain of LECG's executive officers already had provisions in their employment arrangements relating to severance payments and other benefits that would be payable to them in the event of termination of their employment with LECG in connection with a change of control, while other executive officers and the two segment heads did not previously have such arrangements. The new form of agreement was intended to supersede any prior arrangements, and to provide substantially the same terms to each of the five executive officers and two segment heads.

        Under the COC Agreements, the right to payments and benefits for an executive are triggered if the executive (i) is not offered a position with LECG in connection with the change of control, (ii) is terminated from employment by LECG during the twelve months following the date of the change of control, other than a termination "for cause" or as a result of a permanent disability; (iii) elects, within sixty days of the date of the change of control, not to continue in his/her position with LECG following the change of control; or (iv) the executive resigns from employment with LECG for "good reason" during the twelve months following the date of the change of control. In any of these triggering events, the executive will be entitled to receive (a) two years base salary; (b) any guaranteed bonuses due in the year in which the change of control occurs; (c) 18 months COBRA benefits paid for by LECG; and (d) accelerated vesting of all equity grants (restricted stock, restricted stock units, stock options, etc.) then held by the executive; and any provisions for repayment to LECG of any previously paid bonuses or advances will be eliminated. The cash payments will be made in a lump sum. The payments and benefits will be structured to comply with Section 409A of the Internal Revenue Code, and will be reduced as necessary to avoid triggering excise taxes under Section 280G of the Internal Revenue Code. The COC Agreement defines a "change of control" as (A) a transaction in which a controlling interest (51% or more) of the outstanding stock of LECG is acquired by a single acquirer, or group of acquirers working together, or (B) any transfer, sale or other disposition of all or substantially all of the assets of LECG. The purpose of these provisions is to provide the executive with sufficient security so that they are not distracted from job duties, financially threatened by potential job loss, or motivated to act contrary to the best interests of LECG and its stockholders prior to, during or after a change of control.

Severance Arrangements

        Our Company does not presently maintain a severance plan for its executive officers. Any severance benefit arrangements are customized agreements with the particular executive officer and are dictated by the Compensation Committee's perception that the inclusion of such severance benefits is necessary to attract and retain the executive officer's services. In addition, the purpose of particular severance provisions is to provide reasonable severance benefits to an executive officer who is involuntarily terminated without cause due to a reduction in force, job elimination or similar reasons.

        Pursuant to his July 2009 Employment Agreement, Mr. Jeffery is entitled to receive a severance payment equal to the remaining unpaid portion of his one-year salary of $550,000 if he is terminated without cause or upon a change of control of our Company that occurs prior to the end of his one-year engagement on December 22, 2010.

        Apart from the benefits in the event of a change in control described above, neither Mr. Fife, Ms. Bussone, nor Ms. Tully have any other rights to severance under their respective employment letters.

        Upon his resignation as Executive vice President and Head of Corporate Separation, we entered into a Separation Agreement and Mutual Release with Mr. Aitken dated February 16, 2009 that provided for certain severance payments to him as follows: a separation payment of $312,500 plus reimbursement of the cost for continued COBRA coverage for Mr. Aitken and his qualifying dependents for a period of up to 12 months. No changes were made to the vesting periods for stock option or restricted stock grants. Mr. Aitken entered into an exclusive Affiliate Agreement with LECG before March 1, 2009 and remains an exclusive Affiliate for at least six months.

        The treatment of LECG's retirement and equity compensation programs upon termination of employment or a change of control are discussed above in the section entitled "Change of Control Arrangements."

Potential Termination Payments

        The following table quantifies the amounts that each executive officer with severance arrangements would be entitled to receive following certain types of termination events or a change of control. Each column in the following table is described in the above discussion and amounts shown are approximate and reflect certain assumptions that we have made in accordance with the SEC's rules. These assumptions are that termination of employment or change of control occurred on December 31, 2009 (the last day of our 2009 fiscal year) and the value of a share of our stock on that day was $2.99, the closing share price of our common stock on December 31, 2009.

        In addition, in accordance with the SEC's rules, the following table does not include payments and benefits that are not enhanced by the termination of employment or change of control. Payments and benefits not appearing in the table include: benefits accrued under LECG's 401(k) plan in which all employees participate; accrued vacation pay, health plan continuation and other similar amounts payable when employment terminates under programs applicable to LECG's salaried employees; amounts accumulated under the non-qualified deferred compensation plan; options and restricted stock grants that have vested and become exercisable prior to employment termination or change of control. The following table does not include columns for voluntary termination, retirement, death or disability, as we are not obligated to pay any amounts over and above vested benefits in any of these termination scenarios.

Name	Termination Without Cause ($)	Change In Control ($)	Termination Without Cause or Resignation With Good Reason Within 12 Months After Change of Control, or Resignation Within 60 Days After Change of Control ($)
Michael J. Jeffery	550,000	550,000	—
Steven R. Fife	—	—	900,000
Tina M. Bussone	—	—	750,000
Deanne M. Tully	—	—	600,000

DIRECTOR COMPENSATION

Summary Compensation Table

        The following table presents the compensation earned by each of our Company's non-executive directors for services rendered to our Company in all capacities for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Garrett F. Bouton(1)	321,200	—	—	—	321,200
Richard Boulton(2)(3)	—	—	—	1,877,472	1,877,472
Alison Davis	89,475	—	—	—	89,475
Michael E. Dunn	—	—	—	—	—
Christopher S. Gaffney	—	—	—	—	—
John G. Hayes	—	—	—	—	—
William W. Liebeck(3)	75,675	—	—	—	75,675
Ruth M. Richardson	88,175	—	—	—	88,175
Steve Samek	—	—	—	—	—
William J. Spencer(3)	82,475	—	—	—	82,475
David J. Teece(3)(4)	35,175	—	—	2,581,601	2,616,776

(1)
In April of 2009, in view of the substantial additional efforts undertaken by Mr. Bouton as Chairman of our board and as Chair of the Committee of Independent Directors, our board approved additional cash compensation for Mr. Bouton, including a one time cash payment of $100,000, payments of $50,000 paid monthly over a six month period, and an annual chairmanship fee of $100,000 for 2009, in addition to the standard cash fees for non-employee directors.

(2)
Represents salary and bonus paid to Mr. Boulton in his capacity as an expert, and salary and bonus paid to Mr. Boulton in his capacity as Global Head of Finance and Accounting Services, for services during 2009.

(3)
Did not stand for reelection and left the board when his term expired at the 2009 Annual Meeting of Stockholders on December 22, 2009.

(4)
Represents expert fees, project origination fees and bonus paid during 2009 to the recipient in his capacity as an expert, not as a director.

Equity Awards held by Non-Executive Directors

        The table below reflects all outstanding stock options held by our non-executive directors as of December 31, 2009.

Name	Aggregate number of Stock Option Awards Outstanding as of December 31, 2009
Garrett F. Bouton(*)	—
Alison Davis	23,125
Michael E. Dunn	—
Christopher S. Gaffney	—
John G. Hayes	—
Ruth M. Richardson	53,125
Steve Samek	—

(*)
As of July 1, 2009, Mr. Bouton voluntary surrendered stock options to purchase 191,625 shares of common stock previously granted.

Narrative Discussion of Director Summary Compensation Table

        During 2009, our independent directors and Dr. Teece, as a non-executive employee director, received a quarterly retainer of $6,250 and an additional $2,000 for each regularly scheduled quarterly board meeting attended. We schedule all of our board committee meetings on a single day immediately prior to or on the same day as the day set for our board of directors meeting. Our independent directors received $5,000 for each scheduled quarterly board committee day that they attended. The chairperson of each board committee received an additional $2,000 for each board committee meeting over which he or she presided. Thus, for example, Ms. Davis, as the Chairman of our Audit Committee, received $2,000 for her service as Chairperson and $5,000 for her attendance at a day of board committee meetings. In the event that a board committee meets in person outside of the regularly scheduled quarterly board committee day, our independent directors are eligible to receive $3,000 for their attendance at such meeting. Our independent directors and non-executive employee directors also received $1,000 for each telephonic board meeting and $1,000 for each telephonic committee meeting attended. Finally, we also reimbursed all directors for their reasonable expenses incurred in connection with attending board and committee meetings. All director compensation is based on a compensation program approved by the board of directors following a compensation survey performed by an executive compensation consulting firm for the Corporate Governance Committee in late 2007.

        Each independent director and non-executive employee director also receives a yearly non-discretionary grant of an option to purchase 7,500 shares of our common stock, which vests on the one year anniversary after grant. Our director compensation policy also calls for granting to independent directors, upon becoming a board member, a nondiscretionary grant of an option to purchase 15,625 shares of our common stock, 25% of which vests on the first anniversary of the grant date and the remainder vests monthly over the remaining three years. Options granted to our board members are subject to the terms of our 2003 Stock Option Plan. In April of 2009, in view of the substantial additional efforts undertaken by Mr. Bouton as Chairman of our board of directors and as Chair of the Committee of Independent Directors, and in particular the extraordinary demands on his time and his dedicated service in his critical role as spokesperson and lead negotiator for the Committee of Independent Directors in connection with the numerous and ongoing transaction proposals over many month during 2009, including our acquisition of SMART, our board of directors approved additional cash compensation for Mr. Bouton, including a onetime cash payment of $100,000, payments of $50,000 to be paid monthly over a six month period, and an annual chairmanship fee of $100,000 for 2009, payable quarterly in arrears in addition to the standard cash fees for non-employee directors. The annual chairmanship fee will remain the same in future years, subject to change as determined by our board of directors and the Corporate Governance Committee of our board of directors.

        Board members who are executive officers of LECG (in 2009, only Mr. Jeffery) generally do not receive any separate remuneration in connection with their role as a board member, but are entitled to reimbursement of reasonable expenses incurred in connection with their attendance at board and board committee meetings. Mr. Boulton, who provided services to us an expert during the time he was on our board, and also as our Global Head of Finance and Accounting Services, likewise did not receive any separate remuneration for his service as a board member. Non-executive employee directors are generally eligible for remuneration equivalent to that which is paid to the independent directors, except that non-executive employee directors are not eligible for the initial option grants made to new members of the board at the inception of their board membership. They are eligible, however, for the yearly non-discretionary grant of an option to purchase 7,500 shares of our common stock.

        Dr. Teece and Mr. Boulton also acted in an expert capacity for us and received compensation in 2009 for their work as experts, pursuant to their individual expert agreements with LECG. These agreements are terminable at will. Dr. Teece provided expert services on our behalf and received cash payments based on a percentage of the amount of fees we collected for the hours he billed, and a percentage of staff fees we collected on projects he secured. Our employment of Dr. Teece as an expert terminated on August 12, 2009. Mr. Boulton receives compensation for his expert services on our behalf under a salary and bonus model. Mr. Boulton receives a salary and a bonus for his expert services, and he also receives a salary and a bonus for his role as Global Head of Finance and Accounting Services.

Compensation Committee Interlocks and Insider Participation

        We have a standing Compensation Committee, which consisted during 2009 of Dr. William J. Spencer (served as Chairperson until our 2009 Annual Meeting of Stockholders), and Mr. William W. Liebeck until the 2009 Annual Meeting of Stockholders, Mr. Garret F. Bouton, Ms. Alison Davis and the Hon. Ruth M. Richardson. Mr. Gaffney joined our Board on December 22, 2009 and has been named Chairperson of the Compensation Committee effective from that date, and Mr. Michael Dunn also joined the Compensation Committee effective December 22, 2009. No member of our Compensation Committee during 2009 is or has ever been an officer or employee of LECG. During 2009, no executive officer of LECG served as a member of the board of directors or a member of the compensation committee of any entity which has any executive officer who serves as a member of our Board of Directors or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information about the beneficial ownership of our common stock as of March 10, 2010, by:

  •
  each person known to us to be the beneficial owner of more than 5% of our common stock;

  •
  each named executive officer;

  •
  each of our directors; and

  •
  all of our executive officers and directors as a group.

        Unless otherwise noted below, the address of each beneficial owner listed on the tables is c/o LECG Corporation, 2000 Powell Street, Suite 600, Emeryville, California 94608. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 36,870,842 shares of common stock outstanding on March 10, 2010 (following our issuance of common stock in connection with the Merger). In addition to our common stock, we had 6,313,131 shares of Series A Convertible Redeemable Preferred Stock outstanding on March 10, 2010, which is convertible share-for-share into our common stock at the election of the holders.

        In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding any shares of common stock subject to conversion rights, options or restricted units held by that person that are currently exercisable or that will become exercisable or issuable within 60 days of March 10, 2010. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Number of Shares Deemed Owned	Number of Shares Underlying Options Exercisable Within 60 Days of March 10, 2010	Percentage of Shares Outstanding
Beneficial owner
5% Stockholders
Great Hill Equity Partners III, LP(1)	17,241,000	—	39.9%
Royce & Associates(2)	2,776,938	—	7.5%
Garrett F. Bouton(3)	20,500	—	*
Alison Davis	17,264	17,264	*
Ruth M. Richardson	54,203	53,125	*
Michael E. Dunn	—	—	*
Christopher S. Gaffney(1)	—	—	*
John G. Hayes(1)	—	—	*
Steve Samek	—	—	*
Michael Jeffery	84,641	84,641	*
Steven R. Fife(4)	29,000	—	*
Tina M. Bussone(5)	30,923	16,266	*
Deanne M. Tully(6)	10,000	—	*
All directors and named executive officers as a group (11 people)	246,531	171,296	1.1%

*
Less than one percent.

(1)
Includes 6,313,131 shares of Series A Redeemable Convertible Preferred Stock that are convertible on a share-for-share basis into our common stock at the election of the holder. Includes 45,321 shares of common stock and 26,183 Shares of Series A Convertible Redeemable Preferred Stock that are held by Great Hill Investors, LLC. Mr. Gaffney and Mr. Hayes are each a co-founder and Managing Partner of Great Hill Partners, LLC. Mr. Gaffney and Mr. Hayes disclaim beneficial ownership of the shares of our capital stock held by Great Hill Equity Partners III, L.P. and by Great Hill Investors, LLC, except to the extent of their primary interest.

(2)
Information based on Schedule 13G dated January 25, 2010. The address of Royce & Associates LLC is 745 Fifth Avenue, New York, NY 10151.

(3)
Shares are held by the Bouton Revocable Trust, of which Mr. Bouton and Diana D. Bouton are trustees.

(4)
Number of shares owned includes 14,000 shares of restricted stock with a purchase price of $0.01 per share, which remain subject to vesting. Information with regard to the vesting for restricted stock is set forth under the section captioned "Outstanding Equity Award at Fiscal Year-End 2009".

(5)
Number of shares owned includes 2,000 shares of restricted stock with a purchase price of $0.01 per share, which remain subject to vesting. Information with regard to the vesting for restricted stock is set forth under the section captioned "Outstanding Equity Award at Fiscal Year-End 2009".

(6)
Number of shares owned includes 6,666 shares of restricted stock with a purchase price of $0.01 per share, which remain subject to vesting. Information with regard to the vesting for restricted stock is set forth under the section captioned "Outstanding Equity Award at Fiscal Year-End 2009".

Equity Compensation Plan Information

        The following table provides information as of December 31, 2009 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	(A)		(B)		(C)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plan Approved by Stockholders:
2003 Stock Option Plan	3,973,787	(1)	$18.26	(2)	3,013,543	(3)

(1)
Includes 536,143 options issued from our 2000 Incentive Plan, from which no additional options were granted subsequent to the adoption of the 2003 Stock Option Plan in November 2003, as amended and restated on February 6, 2008 (the "2003 Plan"). Includes 1,653,576 shares of our common stock issuable upon vesting of outstanding restricted stock units granted under the 2003 Plan.

(2)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

(3)
Includes 610,751 shares reserved for issuance under LECG's Employee Stock Purchase Plan.

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

        Our board of directors has determined that six of its current seven members are each independent directors under the applicable listing standards of the NASDAQ Global Select Market, namely Garrett F. Bouton, Alison Davis, Michel E. Dunn, Christopher S. Gaffney, John G. Hayes, and Ruth M. Richardson.

        There have not been any transactions or series of transactions to which we were a party, or will be a party to, in which (a) the amounts involved exceeded or will exceed $120,000 and (b) a director, director nominee, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table presents the amounts billed to LECG for audit and other services provided by Deloitte & Touche LLP for the years ended December 31, 2009 and 2008. All of the services described in the following fee table were approved in conformity with the Audit Committee's pre-approval process:

	2009	2008
	(in thousands)
Audit Fees(1)	$1,016	$1,287
Audit-Related Fees(2)	52	—
Tax Fees(3)
Tax Compliance	169	154
Tax Advice	79	129
All Other Fees(4)	—	—

Total Fees	$1,316	$1,570

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

(3)
Fees related to tax compliance are primarily for federal and states' filing requirements. Fees for tax advice consisted of assistance with matters related to certain foreign and domestic tax issues and/or in connection with acquisitions.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules

  Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECG CORPORATION (Registrant)
Date: March 12, 2010	/s/ MICHAEL J. JEFFERY Michael J. Jeffery Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Jeffery and Steven R. Fife, or any of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By	/s/ GARRETT F. BOULTON Garrett F. Boulton	Chairman of the Board of Directors and Director	March 12, 2010
By	/s/ MICHAEL J. JEFFERY Michael J. Jeffery	Chief Executive Officer (Principal Executive Officer)	March 12, 2010
By	/s/ STEVEN R. FIFE Steven R. Fife	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010
By	/s/ ALISON DAVIS Alison Davis	Director	March 12, 2010
By	/s/ MICHAEL E. DUNN Michael E. Dunn	Director	March 12, 2010

	Signature	Title	Date

By	/s/ CHRISTOPHER S. GAFFNEY Christopher S. Gaffney	Director	March 12, 2010
By	/s/ JOHN G. HAYES John G. Hayes	Director	March 12, 2010
By	/s/ RUTH M. RICHARDSON Ruth M. Richardson	Director	March 12, 2010
By	/s/ STEVE SAMEK Steve Samek	Director	March 12, 2010

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated August 17, 2009, by and among LECG Corporation, Red Sox Acquisition Corporation, Red Sox Acquisition LLC, SMART Business Holdings, Inc. and, solely for purposes of articles 2A, 5 and 7 and Section 4.20, Great Hill Equity Partners III, LP(3)	8-K	8/21/2009	2.1
2.2	Amendment No. 1, dated September 25, 2009, to the Agreement and Plan of Merger dated August 17, 2009	Definitive Proxy Statement on Schedule 14A	11/18/2009	AA
3.1	Amended and Restated Certificate of Incorporation of LECG Corporation, as currently in effect	S-1 File No. 333-108189		3.1(a)
3.2	Bylaws of LECG Corporation	S-1 File No. 333-108189		3.2
3.3	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect	S-1 File No. 333-108189		3.4
3.4	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect	S-1 File No. 333-108189		3.6
4.1	Form of the Registrant's Common Stock Certificate	S-1 File No. 333-108189		4.1
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1 File No. 333-108189		10.1
10.2	2000 Incentive Plan and forms of agreements thereunder(1)	S-1 File No. 333-108189		10.2
10.2(a)	First Amendment to 2000 Incentive Plan dated October 29, 2001(1)	S-1 File No. 333-108189		10.2(a)
10.2(b)	Second Amendment to 2000 Incentive Plan dated February 2, 2002(1)	S-1 File No. 333-108189		10.2(b)
10.2(c)	Third Amendment to 2000 Incentive Plan dated June 7, 2002(1)	S-1 File No. 333-108189		10.2(c)
10.2(d)	Fourth Amendment to 2000 Incentive Plan dated May 30, 2003(1)	S-1 File No. 333-108189		10.2(d)
10.3	2003 Stock Option Plan and forms of agreements thereunder(1)	S-1 File No. 333-108189		10.3

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.4	2003 Employee Stock Purchase Plan and forms of agreement thereunder(1)	S-1 File No. 333-108189		10.4
10.5	Asset Purchase Agreement between Navigant Consulting, Inc., LECG, Inc., LECG Holding Company, LLC and LECG, LLC dated September 29, 2000	S-1 File No. 333-108189		10.5
10.6	Office Lease Agreement between LECG, LLC and EOP-Emeryville Properties, L.L.C. dated December 17, 2001	S-1 File No. 333-108189		10.7
10.7	Lease Agreement between LECG, LLC and Farragut Center LLC dated December 27, 2000	S-1 File No. 333-108189		10.8
10.8	Asset Purchase Agreement entered into as of August 1, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated	10-Q	11/8/2005	10.59
10.9	First Amendment to Asset Purchase Agreement dated on August 15, 2005 by and among LECG Corporation, LECG, LLC, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated(1)	10-Q	11/8/2005	10.60
10.10	Asset Purchase Agreement entered into on October 7, 2005 by and among LECG Corporation, LECG, LLC, Neilson Elggren LLP, and the partners of Neilson Elggren LLP(1)	10-Q	11/8/2005	10.61
10.11	Asset Purchase Agreement entered into as of May 5, 2006 by and among LECG Corporation, LECG, LLC, BMB Mack Barclay, Inc., and other persons identified therein(1)	10-Q	8/7/2006	10.62

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.12	Second Amended and Restated Credit Agreement, dated as of December 15, 2006, by and among LECG, LLC, as Borrower, the several banks and other financial institutions parties thereto, LaSalle Bank National Association and Banc of America Securities, LLC, as co-Lead Arrangers and Book Runners, LaSalle Bank National Association as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-Lead Documentation Agents	8-K	12/20/2006	10.64
10.13	Restricted Stock Purchase Agreement between the Registrant and Tina Bussone, effective January 1, 2007(1)	8-K	1/5/2007	10.68
10.14	Guaranty and Pledge Agreement dated as of December 15, 2006 among LECG, LLC, the other parties identified therein as Grantors, and LaSalle Bank National Association, as the Administrative Agent	10-K	3/12/2007	10.69
10.15	Revolving Promissory Note issued by LECG, LLC, to U.S. Bank National Association dated December 15, 2006	10-K	3/12/2007	10.70
10.16	Revolving Promissory Note issued by LECG, LLC, to LaSalle Bank National Association dated December 15, 2006	10-K	3/12/2007	10.71
10.17	Revolving Promissory Note issued by LECG, LLC, to Bank of America, N.A. dated December 15, 2006	10-K	3/12/2007	10.72
10.18	Revolving Promissory Note issued by LECG, LLC, to KeyBank National Association dated December 15, 2006	10-K	3/12/2007	10.73
10.19	Revolving Promissory Note issued by LECG, LLC, to Wells Fargo Bank, N.A. dated December 15, 2006	10-K	3/12/2007	10.74
10.20	Revolving Promissory Note issued by LECG, LLC, to The Northern Trust Company dated December 15, 2006	10-K	3/12/2007	10.75

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.21	Asset Purchase Agreement entered into as of March 9, 2007 by and among LECG Corporation, LECG, LLC, The Secura Group, L.L.C., and other persons identified therein(2)	10-Q	5/10/2007	10.77
10.22	Agreement between LECG Corporation and Steven R. Fife, entered into July 30, 2007 and effective August 1, 2007(1)(2)	10-Q	11/8/2007	10.78
10.23	First Amendment to Credit Agreement as of July 16, 2007 by and among LECG, LLC, LaSalle Bank National Association and Bank of America, N.A.	10-K	3/17/2008	10.44
10.24	Second Amendment to Credit Agreement as of December 20, 2007 by and among LECG, LLC, LaSalle Bank National Association and Bank of America, N.A.	10-K	3/17/2008	10.45
10.25	2003 Stock Option Plan as Amended and Restated as of February 6, 2008	10-Q	5/9/2008	10.48
10.26	Form of Restricted Stock Unit Award Agreement	10-Q	5/9/2008	10.49
10.27	Restricted Stock Unit Award agreement between the Registrant and Michael J. Jeffery, effective September 2, 2008	10-Q	11/6/2008	10.50
10.28	First Amendment to Asset Purchase Agreement dated September 13, 2008, effective as of July 1, 2008, by and among LECG Corporation, LECG, LLC, MBI Liquidation Inc., a California corporation formerly known as BMB Mack Barclay, Inc., and other persons identified therein	10-Q	11/6/2008	10.51
10.29	Second Amendment to Asset Purchase Agreement effective as of November 3, 2008, by and among LECG Corporation, Bates Private Capital Incorporated, and the principals of Bates Private Capital Incorporated	10-K	3/31/2009	10.52
10.30	Form of Change in Control Retention Agreement for Executive Officers and Segment Heads(1)	10-K	3/31/2009	10.56

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.31	Third Amendment to Credit Agreement as of February 9, 2009 by and among LECG, LLC and Bank of America, N.A., successor by merger to LaSalle Bank National Association.	10-Q	5/8/2009	10.58
10.32	Agreement between LECG Corporation and Christopher J. Aitken, dated February 10, 2009	10-Q	5/8/2009	10.59
10.33	Fourth Amendment to Credit Agreement as of March 30, 2009 by and among LECG, LLC and Bank of America, N.A., successor by merger to LaSalle Bank National Association.	10-Q	5/8/2009	10.60
10.34	First Amendment to Asset Purchase Agreement effective as of January 1, 2009, by and among LECG Corporation, Isaac Group IV, LLC, formerly known as The Secura Group, LLC and other persons identified therein.	10-Q	8/10/2009	10.61
10.35	Stock Purchase Agreement (with Certificate of Designation) dated August 17, 2009, by and among LECG Corporation, Great Hill Equity Partners III, LP, and Great Hill Investors, LLC	8-K	8/21/2009	10.57
10.36	Fifth Amendment to Credit Agreement as of November 4, 2009 by and among LECG, LLC and Bank of America, N.A., successor by merger to LaSalle Bank National Association.	8-K	11/10/2009	10.63
21.1	Subsidiaries of Registrant			21.1	X
23	Consent of Independent Registered Public Accounting Firm			23	X
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002			31.1	X

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002			31.2	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			32.1	X

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

(3)
Any exhibits, schedules or attachments referenced in this exhibit have been omitted. LECG Corporation agrees to furnish supplementally a copy of any such omitted material to the Securities and Exchange Commission upon request.