Form 10-Q
period 2010-03-31
LECG CORP
filed 2010-05-11
CIK 1192305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50464

LECG CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-0569994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Powell Street, Suite 600 Emeryville, California 94608	(510) 985-6700
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

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

As of April 30, 2010, there were 36,901,253 shares of the registrant’s common stock outstanding.

LECG CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2010	2009
Fee-based revenues, net	$67,284	$63,922
Reimbursable revenues	2,723	2,383
Revenues	70,007	66,305
Direct costs	49,693	49,617
Reimbursable costs	2,654	2,540
Cost of services	52,347	52,157
Gross profit	17,660	14,148
Operating expenses:
General and administrative expenses	19,539	18,895
Depreciation and amortization	1,165	1,330
Restructuring charges and other impairments	6,920	—
Operating loss	(9,964)	(6,077)
Interest income	31	48
Interest expense	(2,599)	(315)
Other expense, net	(68)	(90)
Loss before income taxes	(12,600)	(6,434)
Income tax expense (benefit)	471	(2,638)
Net loss	(13,071)	(3,796)

Series A convertible redeemable preferred dividends	104	—

Net loss attributable to common shareholders	$(13,175)	$(3,796)

Earnings per common share:
Basic	$(0.46)	$(0.15)
Diluted	$(0.46)	$(0.15)

Shares used in calculating earnings per share
Basic	28,354	25,386
Diluted	28,354	25,386

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$13,551	$13,044
Accounts receivable, net	110,910	85,451
Prepaid expenses	4,829	4,981
Signing, retention and performance bonuses - current portion	13,576	14,046
Income taxes receivable	12,560	13,498
Other current assets	2,473	2,207
Total current assets	157,899	133,227
Property and equipment, net	11,069	7,814
Goodwill	48,005	1,800
Other intangible assets, net	7,922	3,078
Signing, retention and performance bonuses	21,918	20,293
Deferred compensation plan assets	9,007	10,017
Deferred tax assets, net	5,731	5,731
Other long-term assets	8,592	8,851
Total assets	$270,143	$190,811

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$42,753	$45,363
Accounts payable and other accrued liabilities	14,479	8,823
Payable for business acquisitions - current portion	1,155	1,055
Deferred revenue	3,688	3,052
Debt	38,888	12,000
Deferred tax liabilities, net - current portion	5,731	5,731
Total current liabilities	106,694	76,024
Payable for business acquisitions	—	100
Deferred compensation plan obligations	9,507	10,163
Deferred rent	5,774	6,156
Other long-term liabilities	3,765	252
Total liabilities	125,740	92,695

Commitments and contingencies	—	—

Series A 7.5% convertible redeemable preferred stock, $0.01 par value, 15,000,000 shares authorized; 6,313,131 and 0 shares outstanding at March 31, 2010 and December 31, 2009, respectively (liquidation preference and redemption values at March 31, 2010 and December 31, 2009 of $25,104 and $0, including cumulative dividends of $104 and $0, respectively)	25,104	—

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 36,886,868 and 25,895,679 shares outstanding at March 31, 2010 and December 31, 2009, respectively	37	26
Additional paid-in capital	209,646	174,917
Accumulated other comprehensive loss	(1,072)	(690)
Accumulated deficit	(89,312)	(76,137)
Total stockholders’ equity	119,299	98,116
Total liabilities and stockholders’ equity	$270,143	$190,811

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(13,071)	$(3,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	948	1,152
Amortization of intangible assets	217	178
Amortization of signing, retention and performance bonuses	4,268	4,245
Equity-based compensation	1,405	1,731
Non cash restructuring charges and other impairments	3,489	—
Amortization of deferred financing costs	1,973	149
Other	29	33
Changes in assets and liabilities:
Accounts receivable	(3,922)	(1,535)
Signing, retention and performance bonuses paid	(7,663)	(4,966)
Prepaid and other current assets	(95)	336
Accounts payable and other accrued liabilities	1,760	(2,193)
Income taxes receivable	900	(3,235)
Accrued compensation	(7,425)	(10,446)
Deferred revenue	230	(244)
Deferred compensation plan assets, net of liabilities	23	(682)
Deferred rent	(278)	(287)
Other assets	(114)	(40)
Other liabilities	1,816	1,130
Net cash used in operating activities	(15,510)	(18,470)
Cash flows from investing activities
Cash acquired from Smart merger	9,242	—
Business acquisitions earn out payments	—	(3,885)
Divestiture payments	—	(2,379)
Purchase of property and equipment	(298)	(247)
Proceeds from note receivable	146	139
Restricted cash and deposits	(1,769)	(90)
Net cash provided by (used in) investing activities	7,321	(6,462)
Cash flows from financing activities
Borrowings under revolving credit facility	7,000	19,000
Repayments under revolving credit facility	(19,000)	(2,000)
Repayments of long-term debt	(3,958)	—
Payment of loan fees	(202)	(2,243)
Proceeds from issuance of series A convertible redeemable preferred stock	25,000	—
Net cash provided by financing activities	8,840	14,757
Effect of exchange rates on changes in cash	(144)	(474)
Increase (decrease) in cash and cash equivalents	507	(10,649)
Cash and cash equivalents, beginning of year	13,044	19,510
Cash and cash equivalents, end of period	$13,551	$8,861
Supplemental disclosure
Cash paid for interest	$931	$189
Cash (refunded) paid for income taxes, net	$(442)	$613
Non cash investing and financing activities
Fair value of common stock issued for acquisitions (Note 2)	$33,330	$—
Series A convertible redeemable preferred dividends	$104	$—

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             Basis of presentation and operations

The accompanying Condensed Consolidated Financial Statements include the accounts of LECG Corporation and its wholly owned subsidiaries (collectively, the “Company” or “LECG”). The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”) with the assistance of a professional support staff. The Company’s experts are comprised of employees of the Company as well as exclusive independent contractors. These services are provided primarily in the United States (U.S.). The Company also has international offices in Argentina, Australia, Belgium, France, Hong Kong, Italy, New Zealand, Spain and the United Kingdom. On March 10, 2010, the Company completed a merger (the “Merger”) with SMART Business Holdings, Inc. (“SMART”) which resulted in an expansion of services offered by the Company and in the number of its office locations from 19 to 25 offices across the country. SMART’s operating results have been included in the Company’s consolidated results from the acquisition date to the end of the reporting period. In connection with the closing of the Merger, the Company announced the relocation and consolidation of its corporate headquarters to Devon, Pennsylvania, which is scheduled to be completed by the end of the third quarter of 2010. See Note 2 for more information regarding the Merger with SMART.

The Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, the Condensed Consolidated Balance Sheets as of March 31, 2010 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows for the periods then ended. The December 31, 2009 Condensed Consolidated Balance Sheet is derived from LECG’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year. The Condensed Consolidated Financial Statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for 2009.

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

2.             SMART merger

On March 10, 2010, the Company completed its Merger with SMART Business Holdings, Inc. (“SMART”), a privately held provider of business advisory services, and received a $25.0 million cash investment from SMART’s majority shareholder, Great Hill Equity Partners III, LP. In the Merger transaction, LECG acquired 100% of SMART’s outstanding stock, in exchange for which the Company issued 10,927,869 shares of LECG common stock, having a value of approximately $33.3 million based on the March 10, 2010 closing stock price of $3.05. The Company also assumed approximately $42.8 million of SMART debt. Simultaneously with the consummation of the Merger, SMART’s majority shareholder, Great Hill Equity Partners III, LP, made a $25.0 million cash investment into LECG in exchange for 6,313,131 shares of Series A Convertible Redeemable Preferred Stock. This stock is convertible share-for-share into LECG’s common stock and provides a 7.5% annual dividend payable in cash or Series A Convertible Redeemable Preferred Stock at the Company’s discretion. As a result of the issuance of the common stock and Series A Convertible Redeemable Preferred Stock, Great Hill Equity Partners III, LP owns approximately 40% of the Company’s outstanding voting shares. The Company completed the Merger with SMART primarily to expand its services offered, gain market share, increase its talent pool of business consultants, and expand its client base to include SMART’s Fortune 200 customers. The combined company is expected to generate improved financial performance, with incremental revenues from integrated service opportunities and SMART’s financial advisory and business consulting practices including technology, business process improvement, compensation and benefits, accounting, actuarial and tax, and cost reductions for synergies.

Preliminary purchase price allocation

The Merger was accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805, Business Combinations (“ASC 805”). The purchase price allocation is preliminary as the Company’s determination of the fair values of the assets acquired and liabilities assumed is still in progress. Assets acquired and liabilities assumed are recorded at their estimated fair values as of the closing date of March 10, 2010 and represents management’s best estimate based on currently available data. If information later becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The total estimated purchase price to be allocated is $76.2 million. Total acquisition-related transaction costs are estimated to be approximately $6.0 million, and include fees for legal, financial advisory, accounting, due diligence, tax, valuation, printing and other various services in connection with the transaction. The Company recognized a total of $2.0 million of acquisition-related costs in the three months ended March 31, 2010 and $4.0 million in prior quarters. The total estimated purchase price was preliminarily allocated to SMART’s net tangible assets acquired and liabilities assumed, and to identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible assets acquired and liabilities assumed and identifiable intangible assets was recorded as goodwill (Note 8).

The following table summarizes the preliminary allocation of the purchase price as of the March 10, 2010 acquisition date (in thousands):

Cash and cash equivalents	$9,242
Accounts receivable	22,523
Prepaid expenses and other current assets	1,309
Property and equipment	4,415
Other assets	1,378
Accounts payable and other accrued liabilities	(11,760)
Deferred compensation plan obligations and other liabilities	(2,216)
Net tangible assets acquired	24,891

Identifiable intangible assets acquired	5,060
Goodwill	46,205
Debt assumed	(42,826)
Total purchase price, net of debt assumed	$33,330

Of the total estimated purchase price, approximately $24.9 million has been allocated to the net tangible assets acquired, and $5.1 million has been allocated to the identifiable intangible assets acquired, which consist of the value assigned to SMART’s customer relationships of $4.9 million and trademarks of $0.2 million. Approximately $46.2 million has been allocated to goodwill, and primarily represents the value of the acquired workforce and the expected synergies from combining operations. The goodwill asset acquired in the SMART acquisition is not expected to be deductible for tax purposes.

The Company acquired SMART’s gross deferred tax assets of approximately $24.8 million ($5.8 million net deferred tax assets), which consisted mostly of U.S. and foreign net operating loss carryforwards and tax basis in intangibles. In addition, the Company recorded a deferred tax liability of $2.0 million related to amortizable intangible assets from the Merger.  A full valuation allowance was recorded against the net overall deferred tax assets for SMART, as a result of the Company’s current assessment of its recoverability.

The accounts receivable balance at March 10, 2010 consists of gross contractual amounts of $24.2 million. The contractual cash flows not expected to be collected totaled $1.7 million.

The value assigned to SMART’s customer relationships was established based on the excess earnings methodology of the income approach in order to capture the subject customers’ expected contribution to future earnings. In this method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. The forecast of revenue from existing customer relationships was based on the recent year’s sales and assumptions regarding future customer attrition and expected volume and price changes. Management expects an average attrition rate of approximately 15% per year. Costs associated with the acquired customer revenue were based on specific margins and adjusted for the lower marketing expenses associated with sales to established customers. The excess earnings attributable to SMART’s customer relationships were discounted to present value using an estimated required rate of return. The Company will amortize the value of SMART’s customer relationships ratably over its economic life which is estimated to be ten years. Amortization of these customer relationships is not expected to be deductible for tax purposes.

The value assigned to SMART’s trade name was determined based on an income approach which assumes that the acquirer will not pay royalties or license fees to use the trade name. The approach is known as the relief-from-royalty method and is applied to the appropriate levels of net revenues to calculate the royalty savings attributable to the ownership of the trade name. The present value of the after-tax cost savings at an appropriate discount rate indicates the value of the trade name. The Company amortizes the trade name on a straight-line basis over ten months. Amortization of this trade name is not expected to be deductible for tax purposes.

Pro forma financial information

The following summary of pro forma consolidated revenues, net loss and earnings per share is presented as if the Merger with SMART had occurred on January 1, 2009 and 2010. The amount of SMART revenues and earnings included in LECG’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 is also presented below. These unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the Merger been completed as presented (in thousands, except per share data):

	UNAUDITED
	Actual	Supplemental pro forma
	March 11, 2010 -	January 1, 2010 -	January 1, 2009 -
	March 31, 2010	March 31, 2010	March 31, 2009
Revenue	$6,613	$88,456	$94,225

Net loss	$(2,303)	$(15,252)	$(3,637)

Net loss attributable to common shareholders	$(2,303)	$(15,721)	$(4,105)

Earnings per common share basic and diluted	n/a	$(0.43)	$(0.11)

3.             Restricted cash

The Company had $1.8 million and $0 of restricted cash as of March 31, 2010 and December 31, 2009, respectively. The restricted cash balances were comprised of pledged bank deposits to collateralize outstanding letters of credit and are included in Other long-term assets in the Condensed Consolidated Balance Sheets.

4.             Series A convertible redeemable preferred stock

As part of the Merger with SMART, the Company issued 6,313,131 shares of Series A Convertible Redeemable Preferred Stock in exchange for $25.0 million. This Series A Convertible Redeemable Preferred Stock is convertible share-for-share into LECG’s common stock and provides a cumulative 7.5% annual dividend. These dividends are payable in additional shares of Series A Convertible Redeemable Preferred Stock or, at LECG’s option, in cash so long as LECG has sufficient cash to make such distribution without breaching the terms of any contract for borrowed money indebtedness and such cash is legally available therefor. Dividends accrue from the date of issuance of the Series A Convertible Redeemable Preferred Stock and are payable quarterly, in arrears, on the last day of March, June, September and December. Any accrued but unpaid dividends shall compound quarterly. For the March 31, 2010 dividend, the Company recorded approximately $0.1 million.

The dividend rate will increase from 7.5% per annum to 16% per annum if:

•                                           LECG pays or declares any dividend or any other distribution on the common stock (other than dividends or distributions paid in additional shares of common stock) or, subject to limited exceptions, purchases, redeems or otherwise acquires any of LECG’s capital stock, unless and until full dividends on the Series A Convertible Redeemable Preferred Stock have been paid or declared and set apart;

•                                           LECG incurs or permits any subsidiary to incur, directly or indirectly, any indebtedness for borrowed money that would result in LECG having, as of immediately following the incurrence of such indebtedness, indebtedness in excess of the greater of: (A) $75.0 million or (B) 2.5 times the amount of LECG’s EBITDA for the most recently completed fiscal year for which audited financial statements are available; or

•                                           LECG does not make full payment of the redemption price, on any required redemption date, in connection with the election by any holder of shares of Series A Convertible Redeemable Preferred Stock to cause LECG to redeem any shares of Series A Convertible Redeemable Preferred Stock as described below.

The holders of a majority of the then outstanding shares of Series A Convertible Redeemable Preferred Stock are permitted to waive the increase in the dividend rate with respect to any event and any such waiver will be binding on all holders of shares of Series A Convertible Redeemable Preferred Stock.

Liquidation preference

If LECG was to voluntarily or involuntarily dissolve or liquidate, the holders of its Series A Convertible Redeemable Preferred Stock would be entitled to receive, prior and in preference to any distribution of LECG’s assets to the holders of its common stock, an amount per share equal to the greater of:

•                                           $3.96 (as adjusted for any stock splits, stock dividends, combinations, recapitalizations or other similar transactions) plus all accrued and unpaid cumulative dividends on such share; or

•                                           the amount which such holder of the Series A Convertible Redeemable Preferred Stock would have received assuming all shares of Series A Convertible Redeemable Preferred Stock had been converted into common stock at the then applicable conversion price immediately prior to any such dissolution or liquidation.

If LECG has insufficient funds to distribute to the holders of its Series A Convertible Redeemable Preferred Stock, then all of the funds legally available for distribution by LECG shall be distributed pro rata among the holders of the Series A Convertible Redeemable Preferred Stock in proportion to the preferential amount each such holder is entitled to receive.

Deemed liquidations

Certain events will also be treated as a liquidation or dissolution of LECG, entitling the holders of Series A Convertible Redeemable Preferred Stock to receive the liquidation payment described above. These events include: (i) a reorganization, consolidation or merger in which the Company is not the surviving entity; (ii) any other transaction in which the holders of the Company’s outstanding capital stock entitled to vote for the election of members of the Company’s board of directors immediately prior to such transaction do not hold a majority of the outstanding capital stock of the surviving or resulting entity entitled to vote for the election of members of the board of directors of the surviving or resulting entity; and (iii) any sale, conveyance or transfer of all or substantially all of the Company’s assets or business.

Conversion

A holder of Series A Convertible Redeemable Preferred Stock has the option to convert each share of Series A Convertible Redeemable Preferred Stock at any time into shares of common stock, at an initial conversion price of $3.96 per share. The conversion price will be equitably adjusted in the event the Company’s common stock is subdivided, combined or consolidated or in the event the Company’s common stock is changed into the same or a different number of shares of any other class or classes of stock or other securities or property.

LECG may also require the conversion of the Series A Convertible Redeemable Preferred Stock, in whole or in part, by sending written notice to the holders of the Series A Convertible Redeemable Preferred Stock at any time after the second anniversary of the first date of issuance of shares of Series A Convertible Redeemable Preferred Stock, if (i) the trading volume of LECG common stock averages at least 100,000 shares per trading day over the immediately preceding 30 trading day period (as adjusted for stock dividends, combination or splits with respect to the common stock), and (ii) the daily volume-weighted average price per share of LECG common stock for at least 20 of the 30 trading days preceding the date that the Company sends its notice requesting conversion exceeds two times the then current conversion price of the Series A Convertible Redeemable Preferred Stock.

Voting

Except as otherwise required by law, the holders of Series A Convertible Redeemable Preferred Stock vote (on an as-if converted to common stock basis) on all matters voted on by the holders of common stock. In addition, the holders of Series A Convertible Redeemable Preferred Stock vote separately as a class in certain circumstances, as set forth in the certificate of designations.

5.             Earnings per common share

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

The following is a reconciliation of net loss and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Three months ended March 31,
	2010	2009
Net loss	$(13,071)	$(3,796)
Less: series A convertible redeemable preferred share dividends	104	—
Net loss attributable to common stockholders	$(13,175)	$(3,796)

Weighted average shares outstanding
Basic	28,354	25,386
Effect of dilutive stock options, unvested restricted stock and preferred shares	—	—
Diluted	28,354	$25,386
Earnings per common share:
Basic	$(0.46)	$(0.15)
Diluted	$(0.46)	$(0.15)

Approximately 3.7 million and 5.7 million of anti-dilutive securities for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share.

6.             Equity-based compensation

The following table summarizes equity-based compensation and its effect on direct costs, general and administrative expenses and earnings (in thousands):

	Three months ended March 31,
	2010	2009

Direct costs	$1,008	$1,085
General and administrative expenses	397	646
Equity-based compensation effect on earnings before income tax	1,405	1,731
Income tax benefit	—	(691)
Equity-based compensation effect on earnings	$1,405	$1,040

7.             Comprehensive loss

Comprehensive (loss) income represents net (loss) income plus other comprehensive (loss) income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(13,071)	$(3,796)
Foreign currency translation loss	(382)	(816)
Comprehensive loss	$(13,453)	$(4,612)

8.             Goodwill and other intangible assets

On March 10, 2010, the Company completed the Merger with SMART and accounted for the Merger in accordance with ASC 805. As a result, the Company recorded approximately $46.2 million of goodwill and $5.1 million of other identifiable intangible assets. The purchase price allocation is preliminary as the Company’s determination of the fair values of the assets acquired and liabilities assumed is still in progress. For impairment testing purposes, the Company preliminarily assigned all of the SMART goodwill to the new Consulting and Governance segment (Note 14), pending a final assessment of expected synergies and potential realignment between segments. This goodwill is not expected to be deductible for tax purposes.

The changes in the carrying amount of consolidated goodwill during the period are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Balance at beginning of year	$1,800	$—
Goodwill recorded in connection with merger	46,205	—
Additional acquisition related payments	—	1,800
Balance at end of period	$48,005	$1,800

Also as a result of the Merger with SMART, the Company acquired $4.9 million and $0.2 million of customer relationships and trade name intangible assets, respectively. The customer relationships will be amortized over an estimated ten year life and the trade name will be amortized over an estimated life of ten months. These values are reflected in the table below.

Other intangible assets related to the Company’s acquisitions were as follows (in thousands):

		Accumulated
	Gross (1)	amortization (1)	Net
As of December 31, 2009:
Customer relationships	$6,495	$(4,081)	$2,414
Other identifiable intangible assets	1,626	(962)	664
Total	$8,121	$(5,043)	$3,078

As of March 31, 2010:
Customer relationships	$11,396	$(4,224)	$7,172
Other identifiable intangible assets	1,786	(1,036)	750
Total	$13,182	$(5,260)	$7,922

(1)                                  Fully amortized intangible assets are eliminated from the gross and accumulated amortization amounts in the period the intangible asset fully amortized.

The aggregate amortization expense for the period was $0.2 million. The estimated future amortization expense for other intangible assets as of March 31, 2010 is as follows (in thousands):

2010 (nine months)	$1,041
2011	1,151
2012	1,108
2013	1,012
2014	823
Thereafter	2,787
Total	$7,922

9.             Debt

Credit facility

At December 31, 2009, the Company had $12.0 million in outstanding borrowings under its revolving credit facility (the “Facility”) and $1.6 million in outstanding standby letters of credit. On March 10, 2010, the Company received a $25.0 million cash investment from Great Hill Partners in connection with the SMART Merger, used the proceeds to repay $19.0 million outstanding under the Facility, and used $1.8 million to collateralize the outstanding letters of credit. This collateral is reflected as restricted cash in Other long-term assets in the Condensed Consolidated Balance Sheet. The Facility was terminated, and the unamortized portion of capitalized loan fees, totaling approximately $1.6 million, was expensed during the quarter ended March 31, 2010. Also in connection with the SMART Merger, the Company assumed approximately $40.8 million of term debt and $2.1 million of subordinated promissory notes which are discussed below.

Term debt

Concurrent with the closing of the SMART Merger, the Company entered into the Sixth Amendment to Credit Agreement and Consent (the “Amendment”) and became a co-borrower with SMART Business Advisory and Consulting, LLC under a Credit Agreement with the Bank of Montreal (“BMO”) and the syndicate bank members. The Amendment provides for a $40.8 million term loan which is guaranteed by LECG Corporation and its domestic subsidiaries. The Amendment also allows the Company to seek up to an additional $10.0 million of subordinated debt, subject to certain repayment and maturity restrictions. The term loan matures on March 31, 2011. The Amendment required a $4.0 million principal payment at closing, and subsequent quarterly principal payments of $3.0 million beginning on June 30, 2010 through December 31, 2010. Also, cash balances in excess of certain amounts at each quarter-end must be used to make additional principal payments. The remaining outstanding principal is due in full on March 31, 2011.

Interest is payable quarterly at a rate consisting of the Base Rate plus 6.5%. The Base Rate is defined as the greater of (i) 3.0%, (ii) BMO’s prevailing prime commercial rate, (iii) the Federal Funds rate plus 0.5%, or (iv) LIBOR plus 1.5%. The interest rate in effect as of March 31, 2010 was 9.5%. The Company paid approximately $0.2 million in fees related to this Amendment.  The Amendment contains non-financial and financial covenants, including a total funded debt to EBITDA ratio, a minimum fixed charge ratio, maximum rental and capital expenditures, and minimum quarterly EBITDA and cash balance requirements. At March 31, 2010, the Company was in compliance with the covenants under the Agreement.

Maintaining compliance with the Company’s debt covenants is critical to the Company’s operations. The current economic downturn adds uncertainty to the Company’s anticipated revenue levels, as seen by sequential declines in the Company’s revenue during the first and third quarters of 2009. The Company has executed a number of restructuring actions in response to these revenue declines. Should revenue declines continue or other unforeseen adverse developments occur, the Company would seek to remain in compliance with the debt covenants through further restructuring actions. The outstanding balance of the term debt at March 31, 2010 was $36.0 million.

Subordinated Promissory Notes

Subordinated promissory notes are owed to certain active and former employees of SMART with an aggregate face amount of $2.1 million and a stated interest rate of 5.0%. These notes are payable on the earlier of the repayment of the BMO term facility or May 15, 2014.

10.          Accrued compensation

Accrued compensation consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Expert compensation	$22,320	$23,734
Project origination fees	9,366	10,736
Vacation payable	4,203	2,098
Professional staff compensation	1,123	1,157
Administrative staff compensation	1,573	3,727
Signing, retention and performance bonuses payable	—	2,125
Other payroll liabilities	4,168	1,786
Total accrued compensation	$42,753	$45,363

11.          Commitments and contingencies

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

Business acquisitions and certain expert hires

The Company made commitments in connection with its historical business acquisitions that require the Company to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other interval. The maximum amount of additional purchase consideration that may be required to be paid (by no later than December 2010) is $1.5 million if and when future performance targets are met. See Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2009 for a description of the commitments and contingencies related to the acquisitions of Secura, Mack Barclay, and Neilson Elggren.

The accrued purchase price payable, and the total potential remaining purchase price payments at March 31, 2010, and the date of any final potential payment by acquisition are as follows (in thousands):

	Acquisition Date	Accrued purchase price payable at 3/31/2010 (1)	Potential remaining payments (2)	Date of final or potential payments (3)

Secura	Mar-07	$100	$—	Mar-11
Mack Barclay	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$1,155	$1,500

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

Significant expert retention and performance bonus contingencies

In the second half of 2009 and the first quarter of 2010, the Company entered into amended employment agreements with several experts and has made or is committed to make the following retention payments or performance-related payments if certain criteria are achieved at various measurement periods from 2010 to 2013. All such retention and performance payments will only be made if the expert is an employee of the Company on the payment date. Also, these payments are subject to amortization and potential repayment if the expert voluntarily terminates or is terminated for cause, generally from the time the payment is made through 2017. The table below presents the potential payments due by the years ending December 31 (in thousands):

Year	Retention	Performance	Total

2010 (nine months)	$3,065	$2,015	$5,080
2011	600	11,100	11,700
2012	500	1,725	2,225
2013	500	4,600	5,100
Total	$4,665	$19,440	$24,105

Tax contingencies

In 2007 the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004, and its 2005 withholding tax return and issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, its U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by

LECG BA for services rendered by LECG personnel outside of LECG BA. In 2008, the Company elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company has recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009.

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

Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG’s U.S. tax return and would result in a deferred tax asset on LECG’s Condensed Consolidated Balance Sheets, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liability in connection with this matter at March 31, 2010.

12.          Income taxes

As a result of the Company’s Merger with SMART, the Company acquired SMART’s gross deferred tax assets of approximately $24.8 million, which consisted mostly of U.S. and foreign net operating loss carryforwards and tax basis in intangible assets. In addition, the Company recorded a deferred tax liability of $2.0 million related to amortizable intangibles from the Merger.  A full valuation allowance was recorded against the net overall deferred tax assets for SMART, as a result of the Company’s current assessment of its recoverability.

The Company’s deferred tax assets are generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangible assets which were impaired for financial statement purposes during 2008. Tax amortization from these assets, if not offset with current taxable income, creates a net operating loss with a 20-year carryforward period for federal tax purposes. During the first quarter of 2010, the Company reviewed its deferred tax assets, as well as projected taxable income, for recovery using the “more likely than not” approach by assessing the available evidence surrounding its recoverability. The Company considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes the net loss for the first quarter of 2010 and the years-ended 2009 and 2008. Even though the Company projects income in future years, based on the current economic environment and the difficulty of accurately projecting taxable income, the Company determined it was “more likely than not” that its net deferred tax assets may not be realized. Consequently, as of March 31, 2010, the Company has retained a full valuation allowance against its net overall deferred tax assets, including those acquired in the SMART Merger. In future years, if the Company begins to generate taxable income and management determines that the deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal. The income tax expense for the first quarter of 2010 represents the amount of tax we expect to pay on taxable income generated in foreign jurisdictions during the period.

13.          Restructuring and other impairments charges

As a result of the Merger with SMART, the Company has identified and begun pursuing opportunities for cost savings through office consolidations and workforce reductions to improve operating efficiencies across the Company’s combined businesses. Part of the anticipated cost savings will include the consolidation and move of the combined company’s corporate headquarters to Devon, Pennsylvania, where SMART is currently based. The move, which is scheduled to be completed by the end of the third quarter of 2010, is intended to position the combined company for future growth by creating a unified platform from which to build common practices and capitalize on growth opportunities, while streamlining and leveraging its infrastructure. During the first quarter of 2010, the Company moved forward with several initiatives, including: (i) the planned consolidation of five office locations; (ii) the planned closure of two other offices; and (iii) a workforce reduction of 61 administrative staff in its Emeryville office, partly offset by approximately 35 planned replacement hires in Devon, Pennsylvania. Net restructuring charges in the first quarter of 2010 totaled $3.9 million, which consisted primarily of $3.3 million of lease termination costs and $0.6 million of one-time employee termination benefits. Total termination benefits related to the relocation of the Corporate office is estimated to be $2.8 million through the end of the third quarter in 2010. Of the total $3.9 million charge, $3.4 million require current and future cash outlays and $0.5 million were non-cash related. In addition, the Company assumed $1.2 million of pre-merger restructuring liabilities related to SMART’s office closures/consolidations. The operations in these locations were consolidated into LECG’s existing office space in those same cities.

The Company recognized other non-cash impairment charges totaling $3.5 million during the first quarter of 2010 related to the impairment of certain property, plant and equipment and non-trade receivables. The receivables had been recorded in Other assets in the Condensed Consolidated Balance Sheet. The Company determined that recovery of the non-trade receivables was not reasonably assured as of March 31, 2010.

The table below summarizes the liabilities incurred or assumed and the activity during the period related to these restructuring and other impairment actions (in thousands):

	One-time termination benefits	Lease termination costs	Asset impairments and other	Total
Liability at December 31, 2009	—	1,605	—	1,605
Restructuring and impairment charges	658	2,772	3,490	6,920
Cash payments	(276)	(618)	—	(894)
Acquisition liability assumed	—	1,180	—	1,180
Write-off of assets	—	—	(3,490)	(3,490)
Other adjustments	—	227	—	227
Liability at March 31, 2010	$382	$5,166	$—	$5,548

14.                               Segment reporting

Prior to 2010, the Company managed its business in two operating segments: Litigation, Forensics and Finance (formerly known as Finance and Accounting Services) and Economics and Dispute Resolution (formerly known as Economics Services). As a result of the Merger with SMART, the Company formed the Consulting and Governance segment composed of the historical SMART consulting, business advisory, governance, assurance and tax practices. Below is a description of the Company’s three operating segments and their components:

Litigation, Forensics and Finance segment is composed of electronic discovery, financial services, forensic accounting, healthcare, higher education, intellectual property, and international finance and accounting services sectors as follows:

•                  Electronic discovery—provides direct collaboration with outside counsel, general counsel, corporate executives, bank examiners, bankruptcy trustees, forensic accountants, fraud examiners, and damages experts to deliver objective advice and testimony in all phases of the electronic discovery process including litigation preparedness, computer forensics and data analytics.

•                  Financial services—provides banking advisory services to leading financial service firms worldwide, addressing regulatory compliance, tax, and dispute resolution, and provides representation before applicable regulatory authorities and assists clients in regulatory compliance and SEC investigations and litigation.

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

Economics and Dispute Resolution segment is composed of energy and environment, global competition, labor and employment, regulated industries, and securities sectors as follows:

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

Consulting and Governance segment is composed of consulting and business advisory sector, and governance, assurance, and tax sector as follows:

•                  Consulting and Business Advisory— provides financial, operational and technology solutions, which improve business processes, leverage enabling technology and addresses human capital issues for corporate clients and government agencies in a broad range of industries including commercial services, healthcare, higher education, life sciences, and manufacturing.

•                  Governance, Assurance and Tax—provides broad-based accounting services to a broad range of clients in many industries, with a focus on insurance and financial services, commercial services, healthcare, higher education, life sciences and manufacturing. Tax solutions include a full range of federal, state and local, sales and use, personal property, real estate and international tax services. Other services include internal and external audit, compliance advisory, compensation and benefits services and actuarial services.

All segment revenues are generated from external clients and there are no intersegment revenues or expenses. The Company does not allocate general and administrative operating expenses to its segments.

Summarized financial information by segment for the three months ended March 31, 2010 and 2009 is as follows (in thousands, except percentages):

	Three months ended March 31,
	2010				2009
	Litigation, Forensics and Finance	Economics and Dispute Resolution	Consulting and Governance(1)	Total	Litigation, Forensics and Finance	Economics and Dispute Resolution	Total
Fee-based revenues, net	$37,818	$23,162	$6,304	$67,284	$35,843	$28,079	$63,922
Reimbursable revenues	1,784	630	309	2,723	1,556	827	2,383
Revenues	39,602	23,792	6,613	70,007	37,399	28,906	66,305

Direct costs	28,643	17,522	3,528	49,693	29,324	20,293	49,617
Reimbursable costs	1,747	596	311	2,654	1,621	919	2,540
Cost of services	30,390	18,118	3,839	52,347	30,945	21,212	52,157

Gross profit	$9,212	$5,674	$2,774	17,660	$6,454	$7,694	14,148

Gross margin	23.3%	23.8%	41.9%	25.2%	17.3%	26.6%	21.3%
Charges not allocated at the segment level:
General and administrative expenses				19,539			18,895
Depreciation and amortization				1,165			1,330
Restructuring charges and other impairments				6,920			—
Interest income				(31)			(48)
Interest expense				2,599			315
Other expense, net				68			90
Loss before income taxes				$(12,600)			$(6,434)

(1)                                 Results for the Consulting and Governance segment in the three months ended March 31, 2010 represent activity from March 11, 2010 to March 31, 2010. Also, since the Merger with SMART was completed on March 10, 2010, no prior period results are presented for this segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Quarterly Report on Form 10-Q concerning our future business, operating and financial condition and statements using the terms “believes”, “expects”, “will”, “could”, “plans”, “anticipates”, “estimates”, “predicts”, “intends”, “potential”, “continue”, “should”, “may”, or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) our ability to maintain and comply with the covenants under our new credit facility, (7) the cost and contribution of additional hires and acquisitions, (8) risks relating to the recent closing of our Merger with SMART and our ability to successfully integrate the service offerings, professional staff, facilities and culture of the predecessor organizations, (9) successful administration of our business and financial reporting capabilities including maintaining effective internal control over financial reporting, (10) potential professional liability, (11) intense competition, (12) risks inherent in international operations, and,(13) risks inherent in successfully transitioning and managing our restructured business. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Overview

We provide expert services through our highly credentialed experts and professional staff, whose skills and qualifications provide us the opportunity to address complex, unstructured business and public policy problems. We also provide business advisory, consulting, technology, accounting, compensation and benefits, tax, and transaction advisory services. We deliver independent expert testimony and original authoritative studies in both adversarial and non-adversarial situations. We conduct economic, financial, accounting and statistical analyses to provide objective opinions and strategic advice to legislative, judicial, regulatory and business decision makers. Our skills include electronic discovery, forensic accounting, data collection, econometric modeling and other types of statistical analyses, report preparation and oral presentation at depositions. Our experts are renowned academics, former senior government officials, experienced industry leaders, technical analysts and seasoned consultants. Our clients include Fortune Global 500 corporations, major law firms, and local, state and federal governments and agencies in the United States and other countries throughout the world. Many of consulting and advisory services professionals have either come from national or international consulting and accounting firms or industry, and have held senior-level executive or director positions prior to joining our firm.

Certain business developments

On March 10, 2010, we completed our merger (which we refer to as the “Merger”) with SMART Business Holdings, Inc. (“SMART”), a privately held provider of business advisory services, and we received a $25.0 million cash investment from SMART’s majority shareholder, Great Hill Equity Partners III, LP (which we refer to as the investment). In the Merger transaction, we acquired 100% of SMART’s outstanding stock, in exchange for 10,927,869 shares of LECG common stock, and we assumed approximately $42.8 million of SMART debt as of March 10, 2010. Simultaneously with the consummation of the Merger, SMART’s majority shareholder, Great Hill Equity Partners III, LP, made a $25.0 million cash investment into LECG in exchange for 6,313,131 shares of Series A Convertible Redeemable Preferred Stock. This stock is convertible share-for-share into LECG’s common stock (equivalent to a price of $3.96 per share), and provides a 7.5% annual dividend payable in cash or Series A Convertible Redeemable Preferred Stock at our discretion. As a result of the issuance of the common stock and Series A Convertible Redeemable Preferred Stock, Great Hill Equity Partners III, LP owns approximately 40% of our outstanding voting shares.

As a result of our Merger with SMART, we have increased our revenue base and expanded our areas of practice. We have also significantly increased our cost structure and we have assumed additional debt in the amount of $42.8 million. In conjunction with completing the Merger, we repaid and terminated our prior credit facility, and we became co-borrowers with SMART under a term loan. During the first quarter of 2010, we announced the move of our corporate headquarters to Devon, Pennsylvania and the consolidation or closure of six other offices as a result of the Merger. Further financial information regarding our Merger and restructuring charges is included in Note 2 and Note 13 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

2010 Billable headcount

The following table summarizes the change in the period-end billable headcount since March 31, 2009 and December 31, 2009.

				Change since
	March 31,	December 31,	March 31,	December 31, 2009		March 31, 2009
	2010	2009	2009	Number	%	Number	%

Litigation, Forensics and Finance	407	415	496	(8)	-2%	(89)	-18%
Economics and Dispute
Resolution	194	227	268	(33)	-15%	(74)	-28%
Consulting and Governance	407	—	—	407	100%	407	100%
Consolidated	1,008	642	764	366	57%	244	32%

The increase in consolidated billable headcount since December 31, 2009 is due to the addition of 407 billable headcount as a result of the Merger with SMART, offset by 41 terminations due to attrition, net of new hires.

The increase in consolidated billable headcount from March 31, 2009 to March 31, 2010 is due to the addition of 407 billable headcount as a result of the Merger with SMART, primarily offset by 133 terminations as a result of our second and third quarter 2009 restructuring actions and eight terminations as a result of our divestiture activities, including 56 terminations in our Economics and Dispute Resolution segment and 85 terminations in our Litigation, Forensics and Finance segment.

The retention of key experts and the recruitment and hiring of additional experts and professional staff, both through direct hiring and through acquisitions, contributes to the success of our business. Our retention and hiring strategy is designed to promote our competitive advantage, to deepen our existing service offerings and to enter into new service areas when strategic opportunities arise. In connection with our retention and hiring efforts in the three months ended March 31, 2010 and 2009, we paid signing, retention and performance bonuses of $7.7 million and $5.0 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense related to our billable headcount was $4.0 million and $4.2 million in the three months ended March 31, 2010 and 2009, respectively.

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

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, and averaging approximately 71% and 73% of their individual billings on particular projects in the three months ended March 31, 2010 and 2009, respectively. Such experts are paid when we have received payment from our clients. We refer to these experts as at-risk experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated under a salary plus performance-based bonus model. Managing Directors acquired in the SMART Merger are compensated on a salary plus performance-based bonus model, which is dictated by the underlying performance of their respective business sectors. We make advance payments, or draws, to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts’ fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. These fees have averaged 10% of professional staff revenues in the three months ended March 31, 2010 and 2009. Experts are generally required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenues include all amounts earned that are billed or billable to clients, including reimbursable expenses, and are reduced for amounts related to work performed that are estimated to be unrealizable. Expert revenues consist of revenues generated by experts who are our employees as well as revenues generated by experts who are independent contractors. There is no operating, business or other substantive distinction between our employee experts and our exclusive independent contractor experts.

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

Accounts receivable, reserves for unrealizable revenue and allowance for bad debts

Accounts receivable consist of unbilled and billed amounts due from clients, which are recognized net of reserves for unrealizable revenue and allowances for bad debts. We maintain reserves for unrealizable revenue and allowance for bad debts based on several factors, including the length of time receivables are past due, economic trends and conditions affecting our client base, specific knowledge of a client’s inability to meet its financial obligations, significant one-time events and historical write-off experience. We review the adequacy of our reserves on a quarterly basis. These estimates may be significantly different from actual results. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

Equity-based compensation

We account for equity based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718.

Income taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s Condensed Consolidated Financial Statements or tax returns. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Judgment is required in assessing the future tax consequences of events that have been recognized in our Condensed Consolidated Financial Statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

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

Our deferred tax assets are generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangible assets which were impaired for financial statement purposes during 2008. Tax amortization from these assets, if not offset with current taxable income, would create a net operating loss with a 20-year carryforward period for federal tax purposes. At March 31, 2010, we reviewed our net deferred tax assets, as well as future projected taxable income, for recovery using the “more likely than not” approach by assessing the available evidence surrounding recoverability. We considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes a net loss for the period ending March 31, 2010 and years-ended 2009 and 2008. Even though we project income in future years, based upon the prior two years of losses, the current economic environment, and the difficulty of accurately projecting taxable income, we determined that it was “more likely than not” that our net deferred tax assets may not be realized. Consequently, as of March 31, 2010, the Company has retained a full valuation allowance against its net overall deferred tax assets, including those acquired in the SMART Merger. In future years, if we begin to generate taxable income and our management determines that the net deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal.

Goodwill and other intangible assets

Goodwill relates to our business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. FASB ASC 350, Goodwill and Other Intangible Assets (“ASC 350”) requires that goodwill and intangible assets with indefinite lives not be amortized, but rather tested for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amounts of these assets may not be recoverable. Our annual impairment test is performed during the fourth quarter of each year using an October 1st measurement date.

Factors that we consider important in determining whether to perform an impairment review on a date other than October 1st, include significant underperformance relative to forecasted operating results, significant negative industry or economic trends, and permanent declines in our stock price and related market capitalization. If we determine that the carrying value of goodwill may not be recoverable, we will assess impairment based on a projection of discounted future cash flows for each reporting unit, or some other fair value measurement such as the quoted market price of our stock and the resulting market capitalization, and then measure the amount of impairment, if necessary, based on the difference between the carrying value of our reporting units’ assigned goodwill and its implied fair value. Determining the fair value of our reporting units and the implied fair value of a reporting units’ assigned goodwill requires the use of estimates and assumptions and significant management judgments, all of which could materially effect our determination and measurement of impairment.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of customer relationships, contract rights, non-compete agreements and trade processes and are generally amortized over ten months to ten years. We evaluate the recoverability of our other intangible assets over their remaining useful life when changes in events or circumstances warrant an impairment review. If the carrying value of an intangible asset is determined to be impaired and unrecoverable over its originally estimated useful life, we will record an impairment charge to reduce the asset’s carrying value to its fair value and then amortize the remaining value prospectively over the revised remaining useful life. We generally determine the fair value of our intangible asset using a discounted cash flow model as quoted market prices for these types of assets are not readily available.

RESULTS OF OPERATIONS

Prior to our acquisition of SMART on March 10, 2010, we managed our business in two operating segments: Economics and Dispute Resolution (formerly known as Economics Services) and Litigation, Forensics and Finance (formerly known as Finance and Accounting Services). As a result of the Merger with SMART, we formed a new Consulting and Governance segment composed of the historical SMART consulting and business advisory sector, and the governance, assurance and tax sector (see Note 14 of Notes to Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q for a description of these sectors). The Chief Operating Decision Maker (our CEO) considers the key profit/loss measurement of these segments to be gross profit and gross margin. As such, only revenue, costs of services and gross margin are presented and discussed at the segment level.

Three months ended March 31, 2010 and 2009

The following table sets forth the percentage of revenues represented by certain line items in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009, respectively.

Results of operations include the operating activities of SMART from March 11, 2010 to March 31, 2010. Also, since the Merger with SMART was completed on March 10, 2010, no prior period data is presented for the Consulting and Governance segment.

	Three months ended March 31,
	2010	2009
Fee-based revenues, net	96.1%	96.4%
Reimbursable revenues	3.9%	3.6%
Revenues	100.0%	100.0%
Direct costs	71.0%	74.9%
Reimbursable costs	3.8%	3.8%
Cost of services	74.8%	78.7%
Gross profit	25.2%	21.3%
Operating expenses:
General and administrative expenses	27.9%	28.5%
Depreciation and amortization	1.7%	2.0%
Restructuring charges and other impairments	9.9%	0.0%
Operating loss	-14.3%	-9.2%
Interest income	0.0%	0.1%
Interest expense	-3.7%	-0.5%
Other expense, net	-0.1%	-0.1%
Loss before income taxes	-18.1%	-9.7%
Income tax expense (benefit)	0.7%	-4.0%
Net loss	-18.8%	-5.7%

Revenues and cost of services

The following table sets forth the consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for LECG for the three months ended March 31, 2010 and 2009, respectively.

	Three months ended March 31,
	2010	2009	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$67,284	$63,922	$3,362	5.3%
Reimbursable revenues	2,723	2,383	340	14.3%
Revenues	70,007	66,305	3,702	5.6%
Direct costs	49,693	49,617	76	0.2%
Reimbursable costs	2,654	2,540	114	4.5%
Cost of services	52,347	52,157	190	0.4%
Gross profit	$17,660	$14,148	$3,512	24.8%
Gross margin	25.2%	21.3%		3.9%

Billable headcount, period average	756	773	(17)	-2.2%
Average billable rate	$300	$308	$(8)	-2.6%
Jr./Sr. staff paid utilization rate	76.0%	67.1%		8.9%

Revenues

The increase in fee-based revenues, net for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to the inclusion of revenue generated by SMART. Revenues for the first quarter of 2009 did not include any revenues from SMART. Fee-based revenues, net for SMART were $6.3 million since the Merger on March 10, 2010. The 4.6% decrease in fee-based revenues, net excluding SMART revenues for the three months ended March 31, 2010 compared to the same period in 2009 was primarily the result of a 19.8% decrease in average billable headcount partially offset by a 5.8% increase in the average billable rate. Average billable headcount, excluding the recently acquired SMART employees, decreased by 153 from the first quarter of 2009 to 2010 due primarily to the terminations in connection with our 2009 restructuring activities and voluntary attrition. The increase in the average billable rate was primarily caused by a shift in our revenue mix from low rate billable headcount to higher rate billable headcount and billing rate increases during the quarter.

Reimbursable revenues increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during the three month period ended March 31, 2010 compared to the same period in 2009.

Revenues from our international operations were $14.1 million in the three months ended March 31, 2010, which represents 20.2% of total revenue as compared to 19.6% of total revenue in the same period of 2009. In the three months ended March 31, 2010 our international operations revenue increased by $1.1 million, or 8.4%, as compared to the same period of 2009. The increase was primarily due to an increase in business activity throughout our international operations partially offset by a decrease in revenue generated by our Canadian subsidiary due to the divestiture of our Canadian practice in the second quarter of 2009.

Cost of services

The increase in direct costs for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to the inclusion of direct costs attributable to SMART while cost of services for the first quarter of 2009 did not include any direct costs from SMART. Direct costs for SMART were $3.5 million since the Merger on March 10, 2010. The $3.5 million decrease in direct costs, after excluding SMART costs, for the three months ended March 31, 2010 compared to the same periods in 2009 was due to a $3.2 million decrease in expert and professional staff compensation and a $0.3 million decrease in non-cash compensation. The $3.2 million decrease in expert and professional staff compensation was primarily due to the reductions in headcount of 19.8% in connection with our 2009 restructuring activities and through voluntary attrition. The decrease in non-cash compensation for the three months ended March 31, 2010 compared to the same periods in 2009 was due to employee terminations with signing and retention bonuses and equity based compensation, as well as expiration of amortization periods.

Reimbursable costs increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during the three months ended March 31, 2010 compared to the same periods in 2009.

Gross margin

Our gross margin increased to 25.2% in the three months ended March 31, 2010, compared to 21.3% in the same period in 2009. SMART’s gross margin was 41.9% for the period from March 11, 2010 to March 31, 2010. Excluding SMART, gross margin increased 2.1%, to 23.5% for the three months ended March 31, 2010 from 21.3% in the same period of 2009,  primarily due to a 4.6% decrease in fee-based revenues, net with a 7.0% decrease in direct costs. The $3.5 million decrease in direct costs includes a $3.2 million decrease in expert and professional staff compensation and a $0.3 million decrease in non-cash compensation.

Segment results

Litigation, Forensics and Finance

The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Litigation, Forensics and Finance segment for the three months ended March 31, 2010 and 2009, respectively.

	Three months ended March 31,
	2010	2009	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$37,818	$35,843	$1,975	5.5%
Reimbursable revenues	1,784	1,556	228	14.7%
Revenues	39,602	37,399	2,203	5.9%
Direct costs	28,643	29,324	(681)	-2.3%
Reimbursable costs	1,747	1,621	126	7.8%
Cost of services	30,390	30,945	(555)	-1.8%
Gross profit	$9,212	$6,454	$2,758	42.7%
Gross margin	23.3%	17.3%		6.0%

Billable headcount, period average	412	494	(82)	-16.6%
Average billable rate	$313	$281	$32	11.4%
Jr./Sr. staff paid utilization rate	73.0%	67.0%		6.0%

Revenues

The increase in fee-based revenues, net for the three months ended March 31, 2010 compared to the same period in 2009 was the result of an 11.4% increase in the average billable rate and an increase in revenue generated by at-risk experts and sub-contractors, partially offset by 16.6% decrease in average billable headcount. The average billable headcount decreased by 82 for the three months ended March 31, 2010 compared to the same period of 2009 due primarily to our 2009 restructuring activities and the divestitures of our Canadian practice in the second quarter of 2009. The increase in the average billable rate was caused by a shift to higher billable rate experts.

Reimbursable revenues increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during the three month period ended March 31, 2010 compared to the same period in 2009.

Cost of services

The decrease in direct costs in the three months ended March 31, 2010 compared to the same period in 2009 was due to a $0.6 million, or 2.3%, decrease in expert and professional staff compensation and a $0.1 million decrease in non-cash compensation, which consists of bonus amortization and stock-based compensation expense. The decrease in expert and professional staff compensation was due to decreased salary costs related to the terminations resulting from our 2009 restructuring activities and voluntary attrition, partially offset by increased compensation earned by at-risk experts and sub-contractors due to higher revenues generated by them individually.

Reimbursable costs increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during the three month period ended March 31, 2010 compared to the same period in 2009.

Gross margin

The 6.0% increase in gross margin to 23.3% in the three months ended March 31, 2010 from 17.3% in the same period of 2009 is primarily due to a 5.5% increase in fee-based revenues, net with a 2.3% decrease in direct costs. The $0.7 million decrease in direct costs includes a $0.6 million decrease in expert and professional staff compensation, a $0.1 million decrease in non-cash compensation, and partially offset by increased compensation earned by at-risk experts and sub-contractors.

Economics and Dispute Resolution

The following table sets forth the revenues, cost of services, gross profit and gross margins, and certain operating metrics for our Economic and Dispute Resolution segment for the three months ended March 31, 2010 and 2009, respectively.

	Three months ended March 31,
	2010	2009	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$23,162	$28,079	$(4,917)	-17.5%
Reimbursable revenues	630	827	(197)	-23.8%
Revenues	23,792	28,906	(5,114)	-17.7%
Direct costs	17,522	20,293	(2,771)	-13.7%
Reimbursable costs	596	919	(323)	-35.1%
Cost of services	18,118	21,212	(3,094)	-14.6%
Gross profit	$5,674	$7,694	$(2,020)	-26.3%
Gross margin	23.8%	26.6%		-2.8%

Billable headcount, period average	208	279	(71)	-25.4%
Average billable rate	$350	$353	$(3)	-0.8%
Jr./Sr. staff paid utilization rate	75.4%	67.3%		8.1%

Revenues

The decrease in fee-based revenues, net for the three months ended March 31, 2010 compared to the same period in 2009 was primarily the result of a 25.4% decrease in the average billable headcount and a 0.8% decrease in the average billable rate. Average billable headcount decreased by 71 for the three months ended March 31, 2010 compared to the same period in 2009 due primarily to our 2009 restructuring activities and voluntary attrition.

Reimbursable revenues decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during the three month period ended March 31, 2010 compared to the same period in 2009.

Cost of services

The decrease in direct costs in the three months ended March 31, 2010 compared to the same period in 2009 was due to a $2.6 million, or 14.7%, decrease in expert and professional staff compensation and a $0.2 million decrease in non-cash compensation, which consists of bonus amortization and stock-based compensation expense. The decrease in expert and professional staff compensation was primarily due to decreased salary costs related to the terminations resulting from our 2009 restructuring activities and voluntary attrition, as well as decreased compensation earned by at-risk experts due to lower revenues.

Reimbursable costs decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during the three month period ended March 31, 2010 compared to the same period in 2009.

Gross margin

The 2.8% decrease in gross margin to 23.8% in the three months ended March 31, 2010 from 26.6% in the same period of 2009 was primarily due to a 17.5% decrease in fee-based revenues, net with a 13.7% decrease in direct costs. The $2.8 million decrease in direct costs includes a $2.6 million decrease in expert and professional staff compensation and a $0.2 million decrease in non-cash compensation. Generally reimbursable revenue is a pass through cost to our clients and we typically do not generate profit from this activity. However, gross margin related to reimbursable revenues and costs is negative for the three months ended March 31, 2009 primarily due to our inability to pass certain research and data retrieval costs to our clients and, to a lesser extent, delayed timing of when these types of costs are incurred and then ultimately used in client related work.

Consulting and Governance

Results for the Consulting and Governance segment in the three months ended March 31, 2010 represents activity from March 11, 2010 to March 31, 2010. Also, since the Merger with SMART was completed on March 10, 2010, no prior period results are presented for this segment. The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Consulting and Governance segment (dollar in thousands, except rate amount):

For the period
March 11, 2010 to
March 31, 2010

Fee-based revenues, net	$6,304
Reimbursable revenues	309
Revenues	6,613
Direct costs	3,528
Reimbursable costs	311
Cost of services	3,839
Gross profit	$2,774
Gross margin	41.9%

Billable headcount, period average	407
Average billable rate	$170
Jr./Sr. staff paid utilization rate	84.2%

Revenues

Fee-based revenues, net for the three months ended March 31, 2010 were $6.3 million. Consulting and Governance derives substantially all of its revenue from fees for accounting and consulting services, which generally are billed based on time and expense, or less frequently, on a fixed fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed.

Reimbursable revenues for the three months ended March 31, 2010 were $0.3 million. Reimbursable revenues are comprised of costs that are reimbursable by clients, including travel, document reproduction, subscription data services and other costs, and amounts we charge for services provided by others.

Cost of services

Direct costs were $3.5 million for the three months ended March 31, 2010. The primary driver of direct cost is managing director and professional staff compensation cost, which includes salaries, variable compensation arrangements and bonuses.

Reimbursable costs for the three months ended March 31, 2010 were $0.3 million. Reimbursable costs are costs that are reimbursable by clients, including travel, document reproduction, subscription data services, and costs incurred for services provided by others.

Gross Margin

Gross profit for the three months ended March 31, 2010 was $2.8 million, resulting in a gross margin of 41.9%.

Operating expenses

The following table sets forth our operating expenses for the three months ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
	2010	2009	Change
	($ in thousands)
General and administrative expenses	$19,539	$18,895	$644	3.4%
Depreciation and amortization	1,165	1,330	(165)	-12.4%
Restructuring charges and other impairments	6,920	—	6,920	100.0%
Total operating expenses	$27,624	$20,225	$7,399	36.6%

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

In the first quarter of 2010, general and administrative expenses included $1.5 million of SMART general and administrative expenses.  Excluding SMART, our general and administrative expenses decreased $3.8 million as a result of our 2009 cost saving measures and headcount reductions as follows: a $1.1 million, or 15.0%, decrease in base compensation and benefit costs; a $0.6 million, or 77.8%, decrease in recruiting and training expenses due to decreased hiring activities; a $0.4 million, or 25.0%, decrease in consulting, temporary staff and other outside services; a $0.6 million, or 47.4%, decrease in marketing costs, including events and conferences; a $0.4 million, or 9.4%, decrease in occupancy costs; a $0.3 million, or 27.3%, decrease in computer expenses; a $0.3 million, or 38.5%, decrease in equity based compensation expense; and a $0.1 million, or 9.3%, reduction in other operating expenses. These decreases were offset by: a $0.4 million increase in legal fees in connection with litigation arising in the normal course of business; $0.5 million increase in discretionary general and administrative bonuses for certain executive officers due to the merger-related efforts undertaken and for a key expert to provide leadership services until the completion of the Merger with SMART; and $2.0 million of acquisition and integration costs related to this Merger. Acquisition costs include legal, accounting and other service fees and travel costs.

The decrease in depreciation and amortization for the three months ended March 31, 2010 compared to the same periods in 2009 was primarily due to lower computer and software expenses resulting from the write-offs and office closures in connection with our 2009 restructuring activities and expiration of amortization periods.

As a result of the Merger, we have identified and begun pursuing opportunities for cost savings through office consolidations and workforce reductions to improve operating efficiencies across our combined businesses. Part of the anticipated cost savings will include the consolidation and move of our combined company’s corporate headquarters to Devon, Pennsylvania, where SMART is currently based. The move, which is scheduled to be completed by the end of the third quarter of 2010, is intended to position our combined company for future growth by creating a unified platform from which to build common practices and capitalize on growth opportunities, while streamlining and leveraging infrastructure. During the first quarter of 2010, we have moved forward with several initiatives, including: (i) the planned consolidation of five office locations; (ii) the planned closure of two other offices; and (iii) a workforce reduction of 61 administrative staff in our Emeryville office, partly offset by approximately 35 planned replacement hires in Devon, Pennsylvania. Net restructuring charges in the first quarter of 2010 totaled $3.9 million, which consisted primarily of $3.3 million of lease termination costs and $0.6 million of one-time termination benefits. Of the total $3.9 million restructuring charge in the three months ended March 31, 2010, $3.4 million requires current and future cash outlays and $0.5 million was non-cash related. In addition, we assumed $1.2 million of restructuring liabilities related to SMART’s office closures/consolidations locations. The operations in these locations were consolidated into our existing office space in those same cities.

We expect to incur additional severance charges related to our administrative staff in Emeryville over the next few quarters totaling $2.4 million. We also expect to record an additional $1.5 million of lease termination costs related to our SMART London office in the second quarter of 2010.

We recorded other non-cash impairment charges totaling $3.5 million during the first quarter of 2010 related to the impairment of certain property, plant and equipment and non-trade receivables. The non-trade receivables had been recorded in Other assets in the Condensed Consolidated Balance Sheet. We determined that recovery of the non-trade receivables was not reasonably assured as of March 31, 2010.

Interest income, interest expense and other expenses, net

The following table sets forth our interest income, interest expense and other expense, net for the three months ended March 31, 2010 and 2009, respectively.

	Three months ended March 31,
	2010	2009	Change
	($ in thousands)
Interest income	$31	$48	$(17)	-35.4%
Interest expense	(2,599)	(315)	(2,284)	725.1%
Other expense, net	(68)	(90)	22	-24.4%

The increase in interest expense in the three months ended March 31, 2010 compared to the same period of 2009 is primarily due to the write-off of $1.6 million of unamortized loan fees in connection with terminating our line of credit. Also contributing to the increased interest expense was higher outstanding debt balances and higher interest rates period over period.

Income taxes

Our income tax benefit or expense for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
	2010	2009	Change
	($ in thousands)
Income tax expense (benefit)	$471	$(2,638)	$3,109	-117.9%

The significant change in our provision for income taxes from 2009 to 2010 is the result of not recording in the current quarter any tax benefit for jurisdictions in which pre-tax losses were incurred. The income tax expense recorded for the quarter is attributable to certain jurisdictions where we had pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Our current sources of liquidity are our cash on hand and cash generated by operations, including the timely collection of our billed receivables. As of March 31, 2010, we had $13.6 million in cash and cash equivalents. On March 10, 2010, we received a $25.0 million cash investment from Great Hill Partners in connection with the SMART Merger and we used most of that amount to repay $19.0 million outstanding under our then existing revolving credit facility; to cash collateralize approximately $1.8 million of outstanding letters of credit; and to make a $4.0 million principal payment on the new term loan facility assumed in the Merger with SMART, discussed further below. Our primary financing needs in the future will be (i) to service the remaining principal and interest payments associated with the term loan facility that we assumed as part of the SMART Merger, (ii) to continue funding our business operations, including our payroll-related costs, current operating lease commitments, signing, retention and performance bonuses, and to a lesser extent, (iii) to fund our remaining performance-based purchase price payments related to prior acquisitions and to fund strategic acquisitions. We will also need to fund the integration costs related to our Merger with SMART, which may be significant. Further, the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas are important elements of our business and we expect to continue to recruit and hire experts and professional staff through a mix of individual hires, group hires and acquisitions in order to deepen our existing service offerings.

Term loan facility

On March 10, 2010, we entered into the Sixth Amendment to Credit Agreement and Consent (the “Amendment”) and became a co-borrower with SMART Business Advisory and Consulting, LLC, under a Credit Agreement with the Bank of Montreal (“BMO”) and the syndicate bank members. The Amendment provides for a $40.8 million term loan which is guaranteed by us and our domestic subsidiaries. The Amendment also allows us to seek up to an additional $10.0 million of subordinated debt, subject to certain repayment and maturity restrictions. The term loan matures on March 31, 2011 and required a $4.0 million principal payment on March 10, 2010 in connection with the closing of the Merger, and subsequent quarterly principal payments of $3.0 million beginning on June 30, 2010 through December 31, 2010. The remaining outstanding principal is due in full on March 31, 2011. Interest is payable quarterly at a rate consisting of the Base Rate plus 6.5%. The Base Rate is defined as the greater of (i) 3.0%, (ii) the BMO’s prevailing prime commercial rate, (iii) the Federal Funds rate plus 0.5%, or (iv) LIBOR plus 1.5%. The current interest rate in effect as of March 31, 2010 was 9.5%. We paid approximately $0.2 million in fees related to this Amendment.

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

Future needs

The continued economic downturn adds uncertainty to our anticipated revenue and earnings levels and to the timing of cash receipts which are needed to support our operations. In addition, cash payments for principal and interest related to the term loan facility, which we assumed in connection with the SMART Merger, merger-related integration costs, future signing, retention and performance bonuses, and recruiting fees and performance-based acquisition payments could affect our cash needs. We anticipate significant ongoing integration costs and the continued use of signing, retention and performance bonuses to recruit and retain expert talent; however, the timing and magnitude of those events and opportunities cannot be predicted. These cash needs have historically caused us to make use of our revolving credit facility throughout the year. We terminated this revolving credit facility in conjunction with the closing of the SMART Merger and no longer have access to a line of credit. Further, the term loan balance is due in full on March 31, 2011. We will seek to refinance the outstanding balance of this term loan which is expected to be approximately $27.8 million when it becomes due. However, we may not be able to obtain refinancing or the refinancing terms may be unfavorable or unacceptable. We believe funds generated by our operations, including our ability to collect our outstanding billed receivables and our anticipated receipt of tax refunds, will provide adequate support to fund our anticipated cash needs up to March 31, 2011, at which time we will need to refinance the outstanding balance under the term loan facility. However, if our revenues decrease from their current levels, it may be necessary for us to implement further cost reductions similar to our restructuring actions in 2008 and 2009 or seek to obtain the subordinated debt financing allowed under the Amendment to ensure that our cash needs are met for the next twelve months.

We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash flows

	Three months ended March 31,
	2010	2009	Change
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(15,510)	$(18,470)	$2,960	-16.0%
Investing activities	7,321	(6,462)	13,783	-213.3%
Financing activities	8,840	14,757	(5,917)	-40.1%
Effect of exchange rates on changes in cash	(144)	(474)	330	-69.6%
Net increase (decrease) in cash and cash equivalents	$507	$(10,649)	$11,156	-104.8%

Operating activities

The $3.0 million decrease in cash used in operations over the prior period was the result of changes in our earnings and in the timing and amounts of working capital used during the respective periods. Significant uses of cash in our operations in the three months ended March 31, 2010 were: a $13.1 million net loss, a $7.4 million decrease in accrued compensation, $7.7 million of signing, retention and performance bonuses paid during the period, and a $3.9 million increase in accounts receivable. Offsetting these cash uses were the add-back of $12.3 million of non-cash expenses and a $3.6 million increase in accounts payable and other accrued liabilities.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2010 consisted primarily of net cash received of $9.2 million from the SMART Merger offset by $1.8 million bank deposits held as collateral in favor of lessors under certain facility leases and certain vendors providing insurance services.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2010 consisted primarily of a $25.0 million cash investment in connection with the SMART Merger and $7.0 million of borrowings under our revolving line of credit offset by principal repayments of $19.0 million outstanding under our revolving line of credit. We also made a principal payment of $4.0 million related to the term debt facility with BMO that was assumed in connection with the Merger.

Effect of exchange rates on changes in cash

The $0.1 million change resulted from the translation of cash balances held in foreign locations that were primarily denominated in British pound sterling and Eurodollars at lower exchange rates relative to the US dollar at March 31, 2010 compared to March 31, 2009.

Commitments related to business acquisitions and certain experts

Our historical business acquisitions have consisted almost entirely of experts and professional staff having specialized knowledge of specific markets, regulations and industries. Each of the acquired businesses is fundamentally dependent on the qualifications, expertise and reputation of the individuals. Therefore, in each acquisition, the excess of purchase price over the net tangible and intangible assets acquired and any additional performance-based payments are treated as goodwill under FASB ASC 805, Business Combinations (“ASC 805”).

The following table summarizes commitments in connection with our acquisitions as of March 31, 2010 (in thousands):

		Accrued
		purchase		Date
		price	Potential	of final
	Acquisition	payable at	remaining	or potential
	Date	3/31/2010 (1)	payments (2)	payments (3)

Secura	Mar-07	$100	$—	Mar-11
Mack Barclay	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$1,155	$1,500

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

Significant expert retention and performance bonus contingencies

In the second half of 2009 and the first quarter of 2010, we entered into amended employment agreements with several experts and are committed to make the following retention payments or performance-related payments if certain criteria are achieved at various measurement periods from 2010 to 2013. All such retention and performance payments will only be made if the expert is an employee of us on the payment date. Also, these payments are subject to amortization and potential repayment if the expert voluntarily terminates or is terminated for cause, generally from the time the payment is made through 2017. The table below presents the potential payments due by the years ending December 31 (in thousands):

Year	Retention	Performance	Total

2010 (nine months)	$3,065	$2,015	$5,080
2011	600	11,100	11,700
2012	500	1,725	2,225
2013	500	4,600	5,100
Total	$4,665	$19,440	$24,105

Tax contingencies

In 2007 the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004 and its withholding tax return for 2005. In connection with this audit, the AFIP issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, our U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by our personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by our personnel outside of LECG BA. In 2008, we elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We have recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009.

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

If we are unsuccessful in defending our position, amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on our U.S. tax return and would result in a deferred tax asset on our Condensed Consolidated Balance Sheets, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. We believe that we properly reported these transactions in our Argentine tax returns and have assessed that our position in this matter will be sustained. Accordingly, we have not recognized any additional tax liability in connection with this matter at March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash investment policy

Our investment policy requires us to invest any funds we have that are in excess of our current operating requirements. As of March 31, 2010, our cash and cash equivalents consisted primarily of non-interest bearing checking accounts. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

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

Interest rate risk

Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our cash investments are short-term in nature and the interest rate structure on our term loan is based on a variable rate such as LIBOR, federal funds or prime plus 6.5%. The variable rate portion is defined as the greater of (i) 3.0%, (ii) the BMO’s prevailing prime commercial rate, (iii) the Federal Funds rate plus 0.5%, or (iv) LIBOR plus 1.5%. Due to the nature of our short-term investments and borrowings, we have concluded that we do not have material interest rate risk exposure.

Market risk

Our deferred compensation plan assets consist of the cash surrender value of company-owned variable universal life insurance policies. These insurance policies are held to insure against the sudden death of certain prior and current plan participants and as an offset to our liability to the plan participants. The cash surrender value for these insurance products at any given point in time is determined by the fair value of the underlying investment funds, referred to as insurance subaccounts, which are designed to emulate most of the characteristics of a retail mutual fund. The plan assets are reflected at fair value in our Condensed Consolidated Balance Sheets with changes recorded in other income/expense at the end of each reporting period. We are subject to market fluctuations and our net earnings has been and may in the future be affected by these fluctuations due to the timing of when we authorize the reallocation of insurance subaccounts to match changes to the plan participants’ investment allocations or when we have plan asset values that are greater than plan participant liabilities, which occasionally occurs due to the timing of participant distributions. If the fair value of the underlying investment funds of our deferred compensation plan assets were to fluctuate 20%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

Currency risk

We currently have operations in Argentina, Australia, Belgium, France, Hong Kong, Italy, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation loss of approximately $0.4 million in the three months ended March 31, 2010. Our realized foreign transaction gains and losses were immaterial in the three months ended March 31, 2010.

At March 31, 2010, we had U.S. dollar equivalents of approximately $0.8 million in net liability with a Canadian dollar functional currency, $0.7 million in net assets with a Euro functional currency, $5.9 million in net assets with an Argentine peso functional currency, $2.6 million in net liability with a Hong Kong dollar functional currency, and $0.9 million in net assets with a New Zealand dollar functional currency.

If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in internal controls over financial reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On March 10, 2010, we completed our Merger with SMART Business Holdings, Inc. (“SMART”).  Our management concluded that the acquisition of SMART resulted in a significant change during the quarter that is reasonably likely to materially affect our internal control over financial reporting.

We are currently in the process of the design and implementation of internal controls over financial reporting to integrate SMART and our pre-existing operations.  This process will lead to changes in the internal controls over financial reporting for the combined company due to the following:

•                  We plan to implement and harmonize new financial reporting and information technology systems across the company.  This may represent a change from our pre-existing systems.

•                    SMART was not a public company prior to our acquisition and was not required to have a Sarbanes-Oxley compliant internal control environment.

•                    The acquisition adds a new segment to our business of significant size in relation to the rest of our operations (we have added 500+ employees, and approximately $100 million of annualized revenue) which has different, and sometimes, incompatible reporting systems, controls and procedures.

•                    We plan to relocate and consolidate our corporate headquarters to Devon, Pennsylvania.  The move and consolidation will include our human resources, finance and accounting, information technology, conflict clearance and legal functional organizations, and is scheduled to be completed by the end of the third quarter of 2010. Key employees critical to our financial reporting and internal control environment will be terminated and replaced by the end of the relocation process.

We face risks and may encounter difficulties as we implement these changes.  Please see “Risk Factors” for further discussion.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Our Merger with SMART is a significant business combination for us, which substantially changes the size and profile of our company, and which also introduces a new chief executive officer for us. Managing change of this magnitude presents a challenge and presents risks for any business, but particularly for a professional services organization. For the Merger to be successful, our combined company must be successful at retaining key personnel following the completion of the Merger. Since completing the Merger and announcing our intergration and consolidation plans, we have had an increased level of attrition. We may continue to experience increased attrition among our experts and professional staff. Experienced experts, professional staff and executives are in high demand and competition for their talents can be intense. Employees of both SMART and LECG may experience uncertainty about their future role with the combined company until, or even after, our strategies with regard to the combined company are announced or executed. Our competitors are seeking to exploit that uncertainty in their efforts to recruit our experts and key employees. These potential distractions of the Merger have and may continue to adversely affect our ability to retain, motivate and attract executives, experts, professional staff, and other key employees and keep them focused on our strategies and goals. A failure by our combined company to retain and motivate executives, experts, professional staff, and other key employees during the period after the completion of the Merger could have a material and adverse impact on the business of the combined company.

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

SMART and LECG had operated independently through the completion of the Merger. It is possible that the integration process could result in the loss of key employees, including experts, consultants, other professionals and senior management, in the disruption of ongoing business, or in the identification of inconsistencies in practices, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, experts, professional staff, contractors, creditors, lessors, landlords, or to otherwise achieve the anticipated benefits of the Merger.

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

In addition, the integration process will likely result in additional expenses and may result in unforeseen expenses, and the anticipated benefits of the integration plans may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate SMART’s operations into our own, or to realize the anticipated benefits of the integration of the two companies.

The move of our corporate headquarters will lead to loss of personnel and institutional knowledge, and may disrupt the continuity of our control functions.

In March 2010, in connection with the closing of our Merger with SMART, we announced the relocation and consolidation of our corporate headquarters to Devon, Pennsylvania, which is scheduled to be completed by the end of the third quarter of 2010. This move and consolidation will include our human resources, finance and accounting, information technology, conflict clearance and legal functional organizations. This relocation will result in significant employee turnover. We will likely experience increased and unplanned attrition in advance of the relocation, and we may have increased expenses for retention bonuses and temporary staff. For the functional groups in which significant numbers of employees are being replaced, there may be interruptions and inefficiencies as new employees gain experience in their new roles and familiarize themselves with business processes and operating requirements, and in particular with our public company reporting and internal controls compliance requirements. The planned and unplanned loss of personnel could lead to disruptions in control functions stemming from delays in filling vacant positions and a lack of personnel with institutional or procedural knowledge and experience. We may face significant challenges resulting from the relocation of key functions to our new principal executive offices, including difficulties in retaining and attracting officers, key personnel and other employees. The relocation will also require significant management time and effort, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. In addition, we may not realize the benefits we anticipate from the relocation, which is intended to produce cost savings and create a more unified, streamlined infrastructure. Any such difficulties or disruptions could have an adverse effect on our business, results of operations or financial condition.

We will incur significant transaction and Merger-related costs.

We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the Merger will be comprised of transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs, including severance and other employee separation costs. We will also incur fees and costs related to formulating integration plans. Transaction costs incurred through March 31, 2010 totaled approximately $6.0 million. We are still in the process of quantifying systems integration and exit activity-related costs, but this amount could ultimately total several million dollars. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

Prior to our Merger with SMART, SMART had term loan bank debt of approximately $40.8 million, and we have assumed that indebtedness as part of the Merger. In connection with the closing of the Merger, we and SMART entered into an amendment of the credit agreement with the lenders, in which the lenders consented to the Merger and we became co-borrowers with SMART. The lenders hold a security interest in substantially all of our assets. As amended, the terms of the loan required that we make a $4.0 million principal payment upon closing (March 10, 2010) and subsequent quarterly principal payments of $3.0 million through December 31, 2010, plus interest, and additional amounts in the event that we have cash balances in excess of specified thresholds or we engage in capital raising transactions. The loan includes a number of financial and operating covenants, many of which are not entirely within our management or control, including covenants relating to EBITDA, and if we fail to fully comply we may incur extra costs and face acceleration of our repayment obligation. Even without acceleration, the loan is due on March 31, 2011.

Our indebtedness limits our ability to borrow additional funds and requires us to dedicate a substantial portion of our cash flow from operations to service the debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures. This, in turn (1) increases our vulnerability to adverse general economic or industry conditions and to increases in interest rates; (2) limits our flexibility in planning for, or reacting to, changes in our business or our industry; (3) limits our ability to make strategic acquisitions and investments, introduce new services, enter new markets, or if exploit business opportunities; and (4) places us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

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

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. Since completing the Merger with SMART and announcing our integration and consolidation plans, we have had an increased level of attrition. We may continue to experience increased attrition among our experts and professional staff. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 14% and 12% of our revenues in the three months ended March 31, 2010 and 2009, respectively. If any of these individuals, or our other experts terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

SMART’s Sarbanes-Oxley compliance business may decline.

The demand for SMART’s services related to Sarbanes-Oxley or other regulatory compliance has declined over the last year and may decline further. A key component of SMART’s business includes services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services.

A reversal of or decline in the current trend of businesses utilizing third-party service providers may have a material adverse effect on the acquired SMART business’ financial condition and results of operations.

SMART’s business and growth depend in part on the trend toward businesses utilizing third-party service providers. This trend may not continue. Current and potential customers may elect to perform such services with their own employees. A significant reversal of, or a decline in, this trend would have a material adverse effect on the financial condition and results of operations of service offerings we acquired from SMART.

Restrictions imposed by state accountancy authority conflict of interest rules may limit our ability to provide services to SMART and Associates, LLP.

Restrictions imposed by state accountancy laws and regulations preclude us from rendering audit and attest services (other than internal audit services). As such, SMART and SMART and Associates, LLP, an affiliate of SMART (“SMART LLP”), have entered into an agreement under which audit and attest services may be provided to SMART’s clients by SMART LLP. Under this agreement, SMART pays for all the direct and indirect overhead costs of SMART LLP and in exchange SMART LLP pays SMART a management fee.

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

Our expert services business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 30% and 27% of our billings in the three months ended March 31, 2010 and 2009, respectively. Projects in our global competition practice area, including mergers and acquisitions, accounted for 15% of our billings in the three months ended March 31, 2010 and 2009. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

The implementation of our restructuring activities, which involved workforce reductions and office closures, may not successfully achieve improved long-term operating results.

In the first quarter of 2010, the second and third quarters of 2009, the fourth quarter of 2008, and in 2007 we implemented a number of restructuring actions intended to better align our cost structure with current business levels and market conditions. In connection with the restructuring actions, we incurred charges totaling $3.9 million during the first quarter of 2010, $5.5 million during the second and third quarter of 2009, $6.4 million during the fourth quarter of 2008 and $10.7 million during 2007, respectively. These charges included one-time termination benefits, write-offs of unearned signing bonuses, lease termination costs and other costs. As a result of these restructuring actions, our fee-generating head count was reduced, and the employment of some experts and professional staff with unique skills was terminated. In the future, other experts and employees may leave our company voluntarily due to the uncertainties associated with our business environment and their job security, and we have experienced and may continue to experience morale issues. In addition, we may lose revenue and miss opportunities to generate revenue and we may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

Our estimated restructuring accruals may not be adequate.

While our management uses all available information to estimate restructuring charges, particularly facilities costs, our estimated accruals for restructuring related to our 2010, 2009 and 2008 activities and the 2007 value recovery plan may prove to be inadequate. If our actual sublease revenues or the results of our exiting negotiations differ from our assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

Impairment charges could reduce our results of operations.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“ASC 350”), we test goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. As a result of the SMART Merger, we have recently added approximately $46.2 million in goodwill and $5.1 million for other intangible assets to our Condensed Consolidated Balance Sheet, preliminarily attributed to our Consulting and Governance segment. We conduct testing for impairment during the fourth quarter of each year using an October 1st measurement date. Various uncertainties, including changes in business trends, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets. For example, we recorded a goodwill impairment charge of $118.8 million and other impairment charges of $5.4 million for the year ended December 31, 2008. Although any such impairment charge would be a non-cash expense, further impairment of our intangible assets could materially increase our expenses and reduce our results of operations.

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

In past years we experienced significant growth in the number of our experts and professional staff. We also expanded our practice areas and opened offices in new locations. On March 10, 2010, we completed the Merger of SMART, which had more than 500 employees in ten offices throughout the United States and Europe. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. For example, in the three months ended March 31, 2010, during 2009, 2008 and 2007 we recognized restructuring charges of $3.9 million, $5.7 million, $5.9 million and $10.7 million, respectively, primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past three years. We also closed 13 facilities from 2007 to 2010 and reduced office spaces in four locations during the third quarter of 2009.

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

In 2006, we reported a material weakness in connection with the calculation of certain complex, non-standard compensation arrangements and business acquisition performance-based agreements. At December 31, 2007, we had remediated that material weakness. However, in connection with our Merger, and as we acquire new businesses in the future, we will need to properly and timely manage the accounting for the acquisition and compensation arrangements, and integrate their financial reporting systems into ours, including our disclosure controls and procedures. In addition, we have announced our plans to relocate our corporate headquarters, including our finance and accounting, human resources, and information technology functional organizations, which will result in significant employee turnover and the potential loss of knowledge and expertise. We may be unable to successfully implement changes and make improvements to our information and control systems in an efficient or timely manner and we may discover additional deficiencies in our existing systems and controls. Any failure to successfully manage growth, retain key administrative personnel, and maintain adequate internal disclosure controls and procedures or controls over financial reporting, could result in the identification of additional material weaknesses in our controls which could harm our financial results and business prospects.

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

We currently have operations in Argentina, Australia, Belgium, France, Hong Kong, Italy, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 20.2% and 19.6% for the three months ended March 31, 2010 and 2009, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We have been involved in a tax dispute with the Argentine tax authority since 2007 regarding a potential income tax deficiency related to our 2003 and 2004 tax returns and a withholding tax deficiency in connection with our 2005 withholding tax return totaling approximately $3.3 million, which includes potential interest if our position is not ultimately sustained. We paid this amount and filed an appeal with the tax authorities, objecting to their position and requesting a refund. On April 8, 2009, we were notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, we may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, based on the results of the completed audit discussed above, we may receive additional notices for assessments of additional income taxes, penalties, and interest related to our 2005 and 2006 income tax returns and withholding taxes, penalties, and interest payments made to the U.S. parent company to settle intercompany balances from June 2005 to December 2007.

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

Because the Great Hill Entities hold a significant interest in our voting stock following the closing of the Merger and the Investment, the influence of our other public stockholders over the election of directors and significant corporate actions may be more limited than it would be if there were no stockholder owning such a significant percentage of our outstanding voting stock.

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

One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional shares of common stock, which would have the effect of diluting existing LECG stockholders’ percentage ownership of our common stock and could cause the price of our common stock to decline.

The SMART Merger and the Investment were dilutive to our existing stockholders.

As a result of the Merger and the related investment, we issued approximately 17.2 million new shares of capital stock to Great Hill Equity Partners III, LP, and Great Hill Investors, LLC (together, the “Great Hill Entities”), which represents approximately 40% of the total outstanding voting power of all LECG stockholders following the closing of the Merger and the Investment. The issuance of these shares caused immediate and significant dilution to existing LECG stockholders. An additional approximately 1.1 million new shares of our common stock may also be issued to Great Hill III to satisfy certain indemnification obligations described in the Merger Agreement, and we have agreed to grant the Great Hill Entities pre-emptive rights for certain future new issuances of its capital stock. Further, the holders of the Series A Convertible Redeemable Preferred Stock issued pursuant to the Investment are entitled to receive cumulative dividends at a rate of 7.5% per share per annum subject to potential increase as described in the Merger Agreement, which may be paid in cash or additional shares of our capital stock. The dividends, if paid in stock, will further dilute our current stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in the Current Reports on Form 8-K we filed on August 21, 2009 and March 16, 2010, during the quarter ended March 31, 2010, we issued an aggregate of 10,927,869 shares of common stock and an aggregate of 6,313,131 shares of Series A Convertible Redeemable Preferred Stock, in connection with the closing of the SMART Merger and related equity financing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1(1)

Agreement and Plan of Merger, dated August 17, 2009, by and among LECG Corporation, Red Sox Acquisition Corporation, Red Sox Acquisition LLC, Smart Business Holdings, Inc. and solely for purposes of articles 2A, 5 and 7 and Section 4.20, Great Hill Equity Partners III, LP

2.2(2)	Amendment No. 1, dated September 25, 2009, to the Agreement and Plan of Merger dated August 17, 2009
2.3(3)

Amendment No. 2 To Agreement and Plan of Merger, dated February 16, 2010, by and among LECG Corporation, Red Sox Acquisition Corporation, Red Sox Acquisition LLC, Smart Business Holdings, Inc. and solely for purposes of articles 2A, 5 and 7 and Section 4.20, Great Hill Equity Partners III, LP

3.2*	Bylaws of LECG Corporation
3.4*	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
3.6*	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
3.7(4)	Second Amended and Restated Certificate of Incorporation of LECG Corporation as filed with the Secretary of State of Delaware on March 10, 2010
3.8(5)	Certificate of Designations of Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on March 10, 2010
10.37

Credit Agreement, dated as of May 15, 2007, among Smart Business Acquisition, LLC, (to be known as Smart Business Advisory and Consulting, LLC) the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.38

First Amendment to Credit Agreement and Consent, dated as of May 29, 2007, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.39

Second Amendment to Credit Agreement and Consent, dated as of May 31, 2007, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.40

Third Amendment to Credit Agreement and Consent, dated as of October 23, 2007, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.41

First Amendment to Forbearance Agreement and Fourth Amendment to Credit Agreement and Consent, dated as of August 25, 2008, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.42

Fifth Amendment to Credit Agreement and Waiver, dated as of November 19, 2008, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.43

Sixth Amendment to Credit Agreement and Consent, dated as of March 10, 2010, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.44	Agreement between LECG Corporation and Deanne Tully, dated March 9, 2010
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for principal executive officer
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for principal financial officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-108189), as amended.

(1)             Incorporated by reference to exhibit 2.1 filed with Registrant’s Current Report on Form 8-K filed on August 21, 2009.

(2)             Incorporated by reference to exhibit AA filed with Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 18, 2009.

(3)             Incorporated by reference to exhibit 2.2 filed with Registrant’s Current Report on Form 8-K filed on February 16, 2010.

(4)             Incorporated by reference to exhibit 3.5 filed with Registrant’s Current Report on Form 8-K filed on March 16, 2010.

(5)             Incorporated by reference to exhibit 3.6 filed with Registrant’s Current Report on Form 8-K filed on March 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: May 10, 2010	/s/ Steve Samek
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/s/ Steven R. Fife
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
2.1(1)

Agreement and Plan of Merger, dated August 17, 2009, by and among LECG Corporation, Red Sox Acquisition Corporation, Red Sox Acquisition LLC, Smart Business Holdings, Inc. and solely for purposes of articles 2A, 5 and 7 and Section 4.20, Great Hill Equity Partners III, LP

2.2(2)	Amendment No. 1, dated September 25, 2009, to the Agreement and Plan of Merger dated August 17, 2009
2.3(3)

Amendment No. 2 To Agreement and Plan of Merger, dated February 16, 2010, by and among LECG Corporation, Red Sox Acquisition Corporation, Red Sox Acquisition LLC, Smart Business Holdings, Inc. and solely for purposes of articles 2A, 5 and 7 and Section 4.20, Great Hill Equity Partners III, LP

3.2*	Bylaws of LECG Corporation
3.4*	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
3.6*	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
3.7(4)	Second Amended and Restated Certificate of Incorporation of LECG Corporation as filed with the Secretary of State of Delaware on March 10, 2010
3.8(5)	Certificate of Designations of Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on March 10, 2010
10.37

Credit Agreement, dated as of May 15, 2007, among Smart Business Acquisition, LLC, (to be known as Smart Business Advisory and Consulting, LLC) the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.38

First Amendment to Credit Agreement and Consent, dated as of May 29, 2007, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.39

Second Amendment to Credit Agreement and Consent, dated as of May 31, 2007, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.40

Third Amendment to Credit Agreement and Consent, dated as of October 23, 2007, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.41

First Amendment to Forbearance Agreement and Fourth Amendment to Credit Agreement and Consent, dated as of August 25, 2008, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.42

Fifth Amendment to Credit Agreement and Waiver, dated as of November 19, 2008, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.43

Sixth Amendment to Credit Agreement and Consent, dated as of March 10, 2010, among Smart Business Advisory and Consulting, LLC, the Guarantors from time to time parties hereto, the Lenders from time to time parties hereto, and Bank of Montreal

10.44	Agreement between LECG Corporation and Deanne Tully, dated March 9, 2010
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for principal executive officer
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for principal financial officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-108189), as amended.

(1)             Incorporated by reference to exhibit 2.1 filed with Registrant’s Current Report on Form 8-K filed on August 21, 2009.

(2)             Incorporated by reference to exhibit AA filed with Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 18, 2009.

(3)             Incorporated by reference to exhibit 2.2 filed with Registrant’s Current Report on Form 8-K filed on February 16, 2010.

(4)             Incorporated by reference to exhibit 3.5 filed with Registrant’s Current Report on Form 8-K filed on March 16, 2010.

(5)             Incorporated by reference to exhibit 3.6 filed with Registrant’s Current Report on Form 8-K filed on March 16, 2010.