Form 10-Q
period 2010-06-30
LECG CORP
filed 2010-08-09
CIK 1192305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there were 38,112,343 shares of the registrant’s common stock outstanding.

LECG CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Fee-based revenues, net	$79,684	$65,464	$146,968	$129,386
Reimbursable revenues	3,925	2,405	6,648	4,788
Revenues	83,609	67,869	153,616	134,174
Direct costs	60,072	48,111	109,765	97,728
Reimbursable costs	3,876	2,651	6,530	5,191
Cost of services	63,948	50,762	116,295	102,919
Gross profit	19,661	17,107	37,321	31,255
Operating expenses:
General and administrative expenses	23,866	18,782	43,405	37,607
Depreciation and amortization	1,463	1,280	2,628	2,610
Restructuring charges and other impairments	3,188	2,624	10,108	2,680
Divestiture charges	—	1,725	—	1,739
Operating loss	(8,856)	(7,304)	(18,820)	(13,381)
Interest income	34	42	65	90
Interest expense	(1,501)	(643)	(4,100)	(958)
Other expense, net	(132)	(356)	(200)	(446)
Loss before income taxes	(10,455)	(8,261)	(23,055)	(14,695)
Income tax expense (benefit)	418	(1,807)	889	(4,445)
Net loss	(10,873)	(6,454)	(23,944)	(10,250)

Series A convertible redeemable preferred dividends	471	—	575	—

Net loss attributable to common shareholders	$(11,344)	$(6,454)	$(24,519)	$(10,250)

Earnings per common share:
Basic	$(0.31)	$(0.25)	$(0.75)	$(0.40)
Diluted	$(0.31)	$(0.25)	$(0.75)	$(0.40)

Shares used in calculating earnings per share:
Basic	36,888	25,515	32,644	25,451
Diluted	36,888	25,515	32,644	25,451

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,805	$13,044
Accounts receivable, net	112,307	85,451
Prepaid expenses	4,167	4,981
Signing, retention and performance bonuses - current portion	12,112	14,046
Income taxes receivable	12,833	13,498
Other current assets	4,492	2,207
Total current assets	154,716	133,227
Property and equipment, net	10,493	7,814
Goodwill	48,927	1,800
Other intangible assets, net	7,628	3,078
Signing, retention and performance bonuses	19,288	20,293
Deferred compensation plan assets	8,400	10,017
Deferred tax assets, net	5,981	5,731
Other long-term assets	8,248	8,851
Total assets	$263,681	$190,811

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$43,901	$45,363
Accounts payable and other accrued liabilities	17,818	8,823
Payable for business acquisitions - current portion	1,155	1,055
Deferred revenue	4,444	3,052
Debt and subordinated notes	35,991	12,000
Deferred tax liabilities, net - current portion	6,163	5,731
Total current liabilities	109,472	76,024
Payable for business acquisitions	—	100
Deferred compensation plan obligations	9,630	10,163
Deferred rent	5,434	6,156
Other long-term liabilities	4,559	252
Total liabilities	129,095	92,695

Commitments and contingencies	—	—

Series A 7.5% convertible redeemable preferred stock, $0.01 par value, 15,000,000 shares authorized; 6,313,131 and 0 shares outstanding at June 30, 2010 and December 31, 2009, respectively (liquidation preference and redemption values at June 30, 2010 and December 31, 2009 of $25,575 and $0, including cumulative dividends of $575 and $0, respectively)	25,575	—

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 38,100,579 and 25,895,679 shares outstanding at June 30, 2010 and December 31, 2009, respectively	38	26
Additional paid-in capital	211,179	174,917
Accumulated other comprehensive loss	(1,550)	(690)
Accumulated deficit	(100,656)	(76,137)
Total stockholders’ equity	109,011	98,116
Total liabilities and stockholders’ equity	$263,681	$190,811

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(23,944)	$(10,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	967	66
Depreciation and amortization of property and equipment	2,063	2,254
Amortization of intangible assets	565	356
Amortization of signing, retention and performance bonuses	7,857	8,657
Deferred taxes	182	—
Equity-based compensation	2,906	3,216
Non cash restructuring charges and other impairments	3,609	1,519
Amortization of deferred financing costs	2,047	341
Divestiture charges	—	1,739
Other	140	—
Changes in assets and liabilities:
Accounts receivable	(6,977)	(5,996)
Signing, retention and performance bonuses paid	(9,976)	(6,958)
Prepaid and other current assets	1,866	948
Accounts payable and other accrued liabilities	4,997	(1,441)
Income taxes receivable	697	(1,659)
Accrued compensation	(6,068)	(12,495)
Deferred revenue	994	(187)
Deferred compensation plan assets, net of liabilities	753	(128)
Deferred rent	(539)	(567)
Other assets	(146)	(132)
Other liabilities	1,685	768
Net cash used in operating activities	(16,322)	(19,949)
Cash flows from investing activities
Cash acquired from Smart merger	9,242	—
Business acquisitions earn-out payments	—	(3,885)
Divestiture payments	—	(3,210)
Purchase of property and equipment	(897)	(712)
Proceeds from note receivable	295	279
Proceeds from divestiture	—	619
Restricted cash and deposits	(1,945)	—
Other	(54)	(30)
Net cash provided by (used in) investing activities	6,641	(6,939)
Cash flows from financing activities
Borrowings under revolving credit facility	7,000	30,000
Repayments under revolving credit facility	(19,000)	(17,000)
Repayments of long-term debt	(6,958)	—
Payment of loan fees	(202)	(2,243)
Proceeds from issuance of series A convertible redeemable preferred stock	25,000	—
Proceeds from exercise or issuance of stock to employees and other	30	30
Net cash provided by financing activities	5,870	10,787
Effect of exchange rates on changes in cash	(428)	19
Decrease in cash and cash equivalents	(4,239)	(16,082)
Cash and cash equivalents, beginning of year	13,044	19,510
Cash and cash equivalents, end of period	$8,805	$3,428
Supplemental disclosure
Cash paid for interest	$1,793	$593
Cash paid for income taxes, net	$30	$1,723
Non cash investing and financing activities
Fair value of common stock issued for acquisitions	$33,330	$—
Series A convertible redeemable preferred dividends	$575	$—

See notes to condensed consolidated financial statements

LECG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Basis of presentation and operations

The accompanying Condensed Consolidated Financial Statements include the accounts of LECG Corporation and its wholly owned subsidiaries (collectively, the “Company” or “LECG”). The Company provides expert services, including economic and financial analysis, expert testimony, litigation support and strategic management consulting, and since the completion of its Merger with SMART, business advisory, corporate governance, assurance and tax services, to a broad range of public and private enterprises. Services are provided by academics, recognized industry leaders and former high-level government officials (collectively, “experts”), and seasoned consultants with the assistance of a professional support staff. The Company’s experts are comprised of employees of the Company as well as exclusive independent contractors. These services are provided primarily in the United States (U.S.). The Company also has international offices in Argentina, Australia, Belgium, China, France, Hong Kong, Italy, New Zealand, Spain and the United Kingdom. On March 10, 2010, the Company completed a merger (the “Merger”) with SMART Business Holdings, Inc. (“SMART”) which resulted in an expansion of services offered by the Company and in the number of its office locations from 19 to 24 offices across the country. SMART’s operating results have been included in the Company’s consolidated results from the acquisition date. In connection with the closing of the Merger, the Company announced the relocation and consolidation of its corporate headquarters to Devon, Pennsylvania, which is scheduled to be completed by the end of the third quarter of 2010. See Note 2 for more information regarding the Merger with SMART.

In connection with the Merger, the Company terminated its then existing credit facility and repaid in full the $19.0 million outstanding, and the Company became a co-borrower with SMART under a $40.8 million term loan (the “Amendment”) which matures on March 31, 2011. Through June 30, 2010, the Company has made principal payments of $7.0 million; and the outstanding balance of the term debt at June 30, 2010 was $33.8 million. Management believes that the Company’s cash and cash equivalents at June 30, 2010, and its federal and state tax refunds totaling approximately $13.3 million (of which $11.3 million was received in August 2010 and $2.0 million is pending receipt) will be sufficient to meet the Company’s operating needs and regularly scheduled quarterly debt service obligations through March 31, 2011, by which time the Company will need to refinance the remaining debt balance (approximately $27.8 million in principal amount at maturity). Given the relatively near-term maturity of this term debt facility, the Company has begun the process of seeking and evaluating alternatives to refinance the term debt through various banks and other financial institutions.  Until a refinancing is completed, it is not assured that the Company will be able to successfully implement any of the potential alternatives or that any such alternative will be on terms acceptable to the Company; and if unsuccessful, the Company does not anticipate that it will have sufficient liquidity at March 31, 2011 to repay the full $27.8 million then outstanding under the term debt. In that event, the Company’s ability to obtain the working capital required for its operations would be uncertain, and the Company’s results of operations, financial condition and cash flows could be materially adversely affected. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

The Amendment contains various covenants, including financial covenants regarding a total funded debt to EBITDA ratio, a minimum fixed charge ratio, and minimum quarterly EBITDA and cash balance requirements. At June 30, 2010, the Company was in compliance with these covenants; however, due to a combination of accelerated and increased integration-related expenses, the inherent delays in realizing the related cost savings associated with these integration activities, and a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010, the Company estimates that it is likely to be non-compliant with one or more of the EBITDA-related covenants at September 30, 2010. In addition to the steps being taken to secure refinancing of the term debt maturing on March 31, 2011, the Company is currently evaluating alternatives to address the likely future covenant non-compliance, including the recent initiation of discussions with the current lenders to seek an amendment to reset the covenant ratios or to obtain a temporary waiver, as necessary, for any non-compliance in Q3 and Q4 of 2010. The breach of any such covenants, ratios or tests would result in a default under the Amendment which, if not cured or waived by the lenders, could permit the lenders to declare the full outstanding debt amount to be immediately due and payable, together with accrued and unpaid interest. As indicated above, the Company would have insufficient liquidity to satisfy full repayment of the outstanding balance in a timely manner, if the remaining payments were accelerated.

The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, the Condensed Consolidated Balance Sheets as of June 30, 2010 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of LECG’s consolidated financial position, results of operations and cash flows for the periods then ended. The December 31, 2009 Condensed Consolidated Balance Sheet is derived from LECG’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year then ended. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year. The Condensed Consolidated Financial Statements in this report should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for 2009.

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

2.                                      SMART merger

On March 10, 2010, the Company completed its Merger with SMART, a privately held provider of business advisory services, and received a $25.0 million cash investment from SMART’s majority shareholder, Great Hill Equity Partners III, LP (“Great Hill Partners”). In the Merger transaction, LECG acquired 100% of SMART’s outstanding stock in exchange for 10,927,869 shares of LECG common stock, which had a value of approximately $33.3 million based on the March 10, 2010 closing stock price of $3.05. The Company also assumed approximately $42.8 million of SMART debt. Simultaneously with the consummation of the Merger, Great Hill Partners made a $25.0 million cash investment into LECG in exchange for 6,313,131 shares of Series A Convertible Redeemable Preferred Stock. This stock is convertible share-for-share into LECG common stock and provides a 7.5% annual dividend payable in cash or Series A Convertible Redeemable Preferred Stock at the Company’s discretion. As a result of the issuance of the common stock and Series A Convertible Redeemable Preferred Stock, Great Hill Partners owns approximately 40% of the Company’s outstanding voting shares. The Company completed the Merger with SMART primarily to expand its services offered, gain market share, increase its talent pool of business consultants, and expand its client base to include SMART’s Fortune 200 customers. The combined company expects to generate improved financial performance, with incremental revenues from integrated service opportunities and SMART’s financial advisory and business consulting practices including technology, business process improvement, compensation and benefits, accounting, actuarial and tax, and cost reductions from synergies.

Purchase price allocation

The Merger was accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805, Business Combinations (“ASC 805”). Assets acquired and liabilities assumed were recorded at their estimated fair values as of the closing date of March 10, 2010 and represented management’s best estimate based on the data available at that time. The estimated purchase price totaled $76.2 million and was allocated to SMART’s net tangible assets acquired and liabilities assumed, and to identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible assets acquired and liabilities assumed and identifiable intangible assets was recorded as goodwill (Note 8).

Total acquisition-related costs were approximately $6.5 million, and include fees for legal, financial advisory, accounting, due diligence, tax, valuation, printing and other various services in connection with the transaction. The Company recognized a total of $2.5 million of acquisition-related costs in the six months ended June 30, 2010 and $4.0 million prior to December 31, 2009.

The following table summarizes the adjusted purchase price allocation as of June 30, 2010 (in thousands):

Cash and cash equivalents	$9,242
Accounts receivable	22,523
Prepaid expenses and other current assets	1,309
Property and equipment	4,415
Other assets	1,378
Accounts payable and other accrued liabilities	(11,760)
Deferred compensation plan obligations and other liabilities	(3,138)
Net tangible assets acquired	23,969

Identifiable intangible assets acquired	5,060
Goodwill	47,127
Debt assumed	(42,826)
Total purchase price, net of debt assumed	$33,330

Of the total estimated purchase price, approximately $24.0 million has been allocated to the net tangible assets acquired and liabilities assumed, which included a fair value of $2.0 million related to unfavorable leases, and $5.1 million has been allocated to the identifiable intangible assets acquired, which consist of the value assigned to SMART’s customer relationships of $4.9 million and trade name of $0.2 million. Approximately $47.1 million has been allocated to goodwill, and primarily represents the value of the acquired workforce and the expected synergies from combining operations. The goodwill recorded as a result of the SMART acquisition is not expected to be deductible for tax purposes.

The following is a description of the methods used to determine the fair value of the intangible assets acquired from SMART:

•                                          The value assigned to SMART’s customer relationships was established based on the excess earnings methodology of the income approach in order to capture the subject customers’ expected contribution to future earnings. In this method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. The forecast of revenue from existing customer relationships was based on the recent year’s sales and assumptions regarding future customer attrition and expected volume and price changes. Management expects an average attrition rate of approximately 15% per year. Costs associated with the acquired customer revenue were based on specific margins and adjusted for the lower marketing expenses associated with sales to established customers. The excess earnings attributable to SMART’s customer relationships were discounted to present value using an estimated required rate of return. The Company will amortize the value of SMART’s customer relationships ratably over its economic life which is estimated to be ten years. Amortization of these customer relationships is not expected to be deductible for tax purposes.

•                                          The value assigned to SMART’s trade name was determined based on an income approach which assumes that the acquirer will not pay royalties or license fees to use the trade name. The approach is known as the relief-from-royalty method and is applied to the appropriate levels of net revenues to calculate the royalty savings attributable to the ownership of the trade name. The present value of the after-tax cost savings at an appropriate discount rate indicates the value of the trade name. The Company amortizes the trade name on a straight-line basis over ten months. Amortization of this trade name is not expected to be deductible for tax purposes.

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

Pro forma financial information

The Company’s Condensed Consolidated Financial Statements include SMART’s results of operations beginning on March 11, 2010, the first business day after the effective date of the Merger. The following are SMART’s results included in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	UNAUDITED
	April 1, 2010	March 11, 2010
	June 30, 2010	June 30, 2010
Revenues	$24,035	$30,648
Net loss	$(3,833)	$(6,136)
Net loss attributable to common shareholders	$(3,833)	$(6,136)

The following summary of pro forma consolidated revenues, net loss and earnings per share is presented as if the Merger with SMART had occurred at the beginning of each period presented. These unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the Merger been completed as presented (in thousands, except per share data):

	UNAUDITED
	Supplemental pro forma
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$83,609	$93,293	$172,065	$187,518
Net loss	$(10,873)	$(6,325)	$(26,125)	$(9,962)
Net loss attributable to common shareholders	$(11,344)	$(6,803)	$(27,065)	$(10,908)
Earnings per common share basic and diluted	$(0.31)	$(0.19)	$(0.74)	$(0.30)

3.                                      Restricted cash

The Company had $1.9 million and $0 of restricted cash as of June 30, 2010 and December 31, 2009, respectively. The restricted cash balances consisted of pledged bank deposits to collateralize outstanding letters of credit and are included in Other long-term assets in the Condensed Consolidated Balance Sheets.

4.                                      Series A convertible redeemable preferred stock

As part of the Merger with SMART, the Company issued 6,313,131 shares of Series A Convertible Redeemable Preferred Stock in exchange for $25.0 million. This Series A Convertible Redeemable Preferred Stock is convertible share-for-share into the Company’s common stock and provides a cumulative 7.5% annual dividend. These dividends are payable in additional shares of Series A Convertible Redeemable Preferred Stock or, at the Company’s option, in cash so long as the Company has sufficient cash to make such distribution without breaching the terms of any contract for borrowed money indebtedness and such cash is legally available therefor. Dividends accrue from the date of issuance of the Series A Convertible Redeemable Preferred Stock and are payable quarterly, in arrears, on the last day of March, June, September and December. Any accrued but unpaid dividends shall compound quarterly. For the June 30, 2010 dividend, the Company recorded approximately $0.5 million of Series A convertible redeemable preferred stock and Additional paid-in capital.

See Note 4 of Notes to Condensed Consolidated Financial Statements included in the March 31, 2010 Report on Form 10-Q for a description of the liquidation preference and conversion and voting rights of the Series A convertible redeemable preferred stock.

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

The following is a reconciliation of net loss and the number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(10,873)	$(6,454)	$(23,944)	$(10,250)
Less: series A convertible redeemable preferred share dividends	471	—	575	—
Net loss attributable to common shareholders	$(11,344)	$(6,454)	$(24,519)	$(10,250)

Weighted average shares outstanding
Basic	36,888	25,515	32,644	25,451
Effect of dilutive stock options, unvested restricted stock and preferred shares	—	—	—	—
Diluted	36,888	25,515	32,644	25,451
Earnings per common share:
Basic	$(0.31)	$(0.25)	$(0.75)	$(0.40)
Diluted	$(0.31)	$(0.25)	$(0.75)	$(0.40)

Approximately 4.3 million and 5.5 million of anti-dilutive securities for the three months ended June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2010 and 2009, approximately 3.8 million and 5.6 million of anti-dilutive securities, respectively, were excluded from the calculation of diluted earnings per share.

6.                                      Equity-based compensation

Stock option activity

Pursuant to the Merger agreement, the compensation committee of the Company’s board of directors approved the issuance of options to purchase 0.5 million shares of LECG’s common stock to employees of SMART. The options were granted effective April 1, 2010.

The weighted average grant date fair value for stock options awarded to employees of SMART was $1.85 per share, resulting in a total value of $0.9 million, which will be expensed on a straight-line basis over a five year vesting period. The weighted average exercise price of stock options granted to employees of SMART was $2.96 per share.

Black-Scholes assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that employs the assumptions and inputs appearing in the table below. Certain inputs are presented as the range of values for that input used throughout the periods presented. Expected volatility is measured using the historical volatility of LECG’s stock price over the historical period corresponding to the vesting period of the options. The expected term is calculated using FASB ASC 718, Compensation—Stock Compensation (“ASC 718”) (previously the Securities and Exchange Commission guidance in Staff Accounting Bulletin (‘SAB”) No. 110 amended SAB No. 107) that permits the application of a “simplified” method based on the average of the vesting term and the contractual term of the option. The risk-free interest rate is based on published yields on U.S. Treasury securities with maturities commensurate with the expected term of the option. The assumptions used in calculating the fair value of options granted to the SMART employees during three months ended June 30, 2010 are as follows:

Expected volatility	64.0%
Expected dividend rate	0%
Expected term (in years)	6.5
Risk-free interest rate	3.0%

Restricted stock activity

The compensation committee of the Company’s board of directors approved the issuance of 1.0 million shares of restricted stock to the Company’s chief executive officer effective May 3, 2010. The award provides that the restricted stock will vest over five years of continuous service with annual cliff vesting on the anniversary date of the grant in the following percentages: 10%, 15%, 20%, 25% and 30%. The grant date fair value of this restricted stock award was $3.3 million which will be expensed on a straight-line basis over the five year vesting period.

Stock-based compensation expense

The following table summarizes equity-based compensation and its effect on direct costs, general and administrative expenses and earnings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Direct costs	$1,006	$872	$2,014	$1,957
General and administrative expenses	495	613	892	1,259
Equity-based compensation effect on earnings before income tax	1,501	1,485	2,906	3,216
Income tax benefit	—	(593)	—	(1,284)
Equity-based compensation effect on earnings	$1,501	$892	$2,906	$1,932

7.                                      Comprehensive loss

Comprehensive (loss) income represents net (loss) income plus other comprehensive (loss) income resulting from changes in foreign currency translation. The reconciliation of LECG’s comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(10,873)	$(6,454)	$(23,944)	$(10,250)
Foreign currency translation (loss) gain	(478)	1,320	(860)	504
Comprehensive loss	$(11,351)	$(5,134)	$(24,804)	$(9,746)

8.                                      Goodwill and other intangible assets

On March 10, 2010, the Company completed the Merger with SMART and accounted for the Merger in accordance with ASC 805. As a result, the Company recorded approximately $47.1 million of goodwill and $5.1 million of other identifiable intangible assets. For impairment testing purposes, the Company assigned all of the SMART goodwill to the new Consulting and Governance segment (Note 14), pending a final assessment of expected synergies and potential realignment between segments.

The changes in the carrying amount of consolidated goodwill during the period are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Balance at beginning of year	$1,800	$—
Goodwill recorded in connection with merger	47,127	—
Additional acquisition related payments	—	1,800
Balance at end of period	$48,927	$1,800

Also as a result of the Merger with SMART, the Company acquired $4.9 million and $0.2 million of customer relationships and trade name intangible assets, respectively. The customer relationships will be amortized over an estimated ten year life and the trade name will be amortized over an estimated life of ten months. These values are reflected in the table below.

Other intangible assets related to the Company’s acquisitions were as follows (in thousands):

		Accumulated
	Gross (1)	amortization (1)	Net
As of December 31, 2009:
Customer relationships	$6,495	$(4,081)	$2,414
Other identifiable intangible assets	1,626	(962)	664
Total	$8,121	$(5,043)	$3,078

As of June 30, 2010:
Customer relationships	$11,450	$(4,520)	$6,930
Other identifiable intangible assets	1,786	(1,088)	698
Total	$13,236	$(5,608)	$7,628

(1)                                  Fully amortized intangible assets are eliminated from the gross and accumulated amortization amounts in the period the intangible asset fully amortized.

The aggregate amortization expense for the six month period ended June 30, 2010 was $0.6 million. The estimated future amortization expense for other intangible assets as of June 30, 2010 is as follows (in thousands):

2010 (six months)	$698
2011	1,162
2012	1,119
2013	1,023
2014	834
Thereafter	2,792
Total	$7,628

9.                                      Debt and subordinated notes

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

Term debt

Concurrent with the closing of the SMART Merger, the Company entered into the Sixth Amendment to Credit Agreement and Consent (the “Amendment”) and became a co-borrower with SMART Business Advisory and Consulting, LLC under a Credit Agreement with the Bank of Montreal (“BMO”) and the syndicate bank members. The Amendment provides for a $40.8 million term loan which is guaranteed by LECG Corporation and its domestic subsidiaries. The Amendment also allows the Company to seek up to an additional $10.0 million of subordinated debt, subject to certain repayment and maturity restrictions. The term loan matures on March 31, 2011. The Amendment required a $4.0 million principal payment at closing, and subsequent quarterly principal payments of $3.0 million beginning on June 30, 2010 through December 31, 2010. Also, cash balances in excess of certain amounts at each quarter-end must be used to make additional principal payments. The remaining outstanding principal is due in full on March 31, 2011. On June 30, 2010, the Company made a principal payment of $3.0 million and an interest payment of $0.9 million. The outstanding balance of the term debt at June 30, 2010 was $33.8 million.

The Amendment contains various covenants, including financial covenants regarding a total funded debt to EBITDA ratio, a minimum fixed charge ratio, and minimum quarterly EBITDA and cash balance requirements. At June 30, 2010, the Company was in compliance with these covenants; however, due to a combination of accelerated and increased integration-related expenses, the inherent delays in realizing the related cost savings associated with these integration activities, and a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010, the Company estimates that it is likely to be non-compliant with one or more of the EBITDA-related covenants at September 30, 2010. See Note 1 for a discussion of the Company’s plans to address this likely future covenant non-compliance.

Under the current Amendment, interest is payable quarterly at a rate consisting of the Base Rate plus 6.5%. The Base Rate is defined as the greater of (i) 3.0%, (ii) BMO’s prevailing prime commercial rate, (iii) the Federal Funds rate plus 0.5%, or (iv) LIBOR plus 1.5%. The interest rate in effect as of June 30, 2010 was 9.75%. The Company paid approximately $0.2 million in fees related to this Amendment and will pay an additional $0.2 million on March 31, 2011. Also, if the Company achieves a trailing 12 month EBITDA of $15.0 million or greater, BMO is entitled to an additional payment of $1.0 million.

Subordinated promissory notes

Subordinated promissory notes are owed to certain active and former employees of SMART with an aggregate face amount of $2.1 million and a stated interest rate of 5.0%. These notes are payable on the earlier of the repayment of the BMO term facility or May 15, 2014.

10.                               Accrued compensation

Accrued compensation consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Expert compensation	$24,091	$23,734
Project origination fees	7,851	10,736
Vacation payable	4,585	2,098
Professional staff compensation	1,054	1,157
Administrative staff compensation	2,340	3,727
Signing, retention and performance bonuses payable	65	2,125
Other payroll liabilities	3,915	1,786
Total accrued compensation	$43,901	$45,363

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

Business acquisitions and certain expert hires

The Company made commitments in connection with its historical business acquisitions that require the Company to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other interval. The maximum amount of additional purchase consideration that the Company may be required to pay (by no later than December 2010) is $1.5 million if and when future performance targets are met. See Note 3 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2009 for a description of the commitments and contingencies related to the acquisitions of Secura, Mack Barclay, and Neilson Elggren.

The accrued purchase price payable, and the total potential remaining purchase price payments at June 30, 2010, and the date of any final potential payment by acquisition are as follows (in thousands):

		Accrued
		purchase		Date
		price	Potential	of final
	Acquisition	payable at	remaining	or potential
	Date	6/30/2010 (1)	payments (2)	payments (3)

Secura	Mar-07	$100	$—	Mar-11
Mack Barclay (4)	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$1,155	$1,500

(1)                                 Included in “Payable for business acquisitions” on the Condensed Consolidated Balance Sheets.

(2)                                 Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

(3)                                 Represents final date of any payment or potential payment.

(4)                                 The Company paid the purchase price payable balance of $1.1 million to Mack Barclay on July 1, 2010.

In connection with the hiring of certain experts and professional staff in March 2004, the Company will pay additional performance bonuses of $2.5 million if specified performance targets are achieved prior to March 2011. Based on the current performance of this group, the Company does not expect these performance targets to be achieved before March 2011; however, performance bonus payments are subject to amortization from the time the bonus is earned through July 2014.

Significant expert retention and performance bonus contingencies

In the second half of 2009 and the first half of 2010, the Company entered into amended employment agreements with several experts and has made or is committed to make the following retention payments or performance-related payments if certain criteria are achieved at various measurement periods from 2010 to 2013. All such retention and performance payments will only be made if the expert is an employee of the Company on the payment date. Also, these payments are subject to amortization and potential repayment if the expert voluntarily terminates or is terminated for cause, generally from the time the payment is made through 2017. The table below presents the potential payments due by the years ending December 31 (in thousands):

Year	Retention	Performance	Total

2010 (six months)	$1,590	$125	$1,715
2011	600	5,100	5,700
2012	500	1,725	2,225
2013	500	4,600	5,100
Total	$3,190	$11,550	$14,740

Tax contingencies

In 2007 the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004, and its 2005 withholding tax return and issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, its U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by LECG personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by LECG personnel outside of LECG BA. In 2008, the Company elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company has recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009.

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

Amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on LECG’s U.S. tax return and would result in a deferred tax asset on LECG’s Condensed Consolidated Balance Sheets, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liability in connection with this matter at June 30, 2010.

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

The Company’s deferred tax assets are generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangible assets which were impaired for financial statement purposes during 2008. Tax amortization from these assets, if not offset with current taxable income, creates a net operating loss with a 20-year carryforward period for federal tax purposes. During the second quarter of 2010, the Company reviewed its deferred tax assets, as well as projected taxable income, for recovery using the “more likely than not” approach by assessing the available evidence surrounding its recoverability. The Company considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes the net loss for the six months ended June 30, 2010 and the years-ended 2009 and 2008. Even though the Company projects income in future years, based on the current economic environment and the difficulty of accurately projecting taxable income, the Company determined it was still “more likely than not” that its net deferred tax assets may not be realized. Consequently, as of June 30, 2010, the Company has retained a full valuation allowance against its net overall deferred tax assets, including those acquired in the SMART Merger. However, SMART’s historical goodwill had a carryover tax basis as of the Merger date that brought about an increase in the Company’s deferred tax liability in the amount of $0.2 million, which represents the tax amortization of such goodwill through June 30, 2010 for which there is no book deduction. The Company is precluded from considering this as a source of taxable income in the future which could then be offset by the Company’s deferred tax assets because there is no scheduled reversal of the deferred tax liability. In future periods, if the Company begins to generate taxable income and management determines that the deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal. The income tax expense for the six months ended June 30, 2010 represents the amount of tax that the Company expects to pay on taxable income generated in foreign jurisdictions during the period and the deferred tax expense from the amortization of goodwill whose tax basis was carried over from SMART as a result of the Merger.

13.                               Restructuring and other impairments charges

As a result of the Merger with SMART, the Company has identified and begun pursuing opportunities for cost savings through office consolidations and workforce reductions to improve operating efficiencies across the Company’s combined businesses. Part of the anticipated cost savings will result from the relocation of the combined company’s corporate headquarters to Devon, Pennsylvania, where SMART is currently based. The move, which is scheduled to be completed by the end of the third quarter of 2010, is intended to position the combined company for future growth by creating a unified platform from which to build common practices and capitalize on growth opportunities, while streamlining and leveraging its infrastructure. During the six months ended June 30, 2010, the Company moved forward with several initiatives, including: (i) the consolidation of six office locations; (ii) the closure of two other offices; (iii) the closure of two additional offices expected to be completed in the third quarter of 2010; and (iv) a workforce reduction of 62 administrative staff in the Emeryville office, partly offset by approximately 33 replacement hires in Devon, Pennsylvania.

Net restructuring charges in the three months ended June 30, 2010 totaled $3.0 million, which consisted of $2.5 million of severance benefits and $0.5 million of lease termination costs. In addition, the Company recorded impairment charges related to fixed assets and unearned signing bonuses in the amount of $0.2 million.

For the three months ended March 31, 2010, net restructuring and impairment charges totaled $6.9 million, consisting of $2.8 million of lease termination charges, $0.6 million of severance benefits and $3.5 million of non-cash impairment charges related to the write-off of certain property, plant and equipment and non-trade receivables. The Company determined that recovery of the non-trade receivable was not reasonably assured at March 31, 2010, which had been recorded in Other assets in the Condensed Consolidated Balance Sheet.

Of the total $10.1 million restructuring and impairment charge in the six months ended June 30, 2010, $6.5 million require current and future cash outlays and $3.6 million is non-cash related. Cash-related items during the first six months of 2010 included severance benefits pertaining to the terminated Emeryville Corporate employees totaling $2.3 million. The Company estimates it will incur an additional $0.8 million through the end of the final retention period in January 2011.

The table below summarizes the liabilities incurred which are recorded in Other liabilities on the Condensed Consolidated Balance Sheets and the activity during the period related to these restructuring and other impairment actions (in thousands):

	One-time	Lease	Asset
	termination	termination	impairments
	benefits	costs	and other	Total
Liability at December 31, 2009	$—	$1,605	$—	$1,605
Restructuring and impairment charges	3,200	3,220	3,688	10,108
Cash payments	(711)	(1,420)	—	(2,131)
Write-off of assets	—	—	(3,688)	(3,688)
Other adjustments	(51)	326	—	275
Liability at June 30, 2010	$2,438	$3,731	$—	$6,169

14.                               Segment reporting

Prior to the Merger with SMART, the Company managed its business in two operating segments: Litigation, Forensics and Finance (formerly known as Finance and Accounting Services) and Economics and Dispute Resolution (formerly known as Economics Services). As a result of the Merger, the Company formed the Consulting and Governance segment composed of the historical SMART consulting, business advisory, governance, assurance and tax practices. Below is a description of the Company’s three operating segments and their components:

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

Consulting and Governance segment is composed of consulting and business advisory sector, and governance, assurance and tax sector as follows:

•                  Consulting and Business Advisory— provides financial, operational and technology solutions, which improve business processes, leverage enabling technology and addresses human capital issues for corporate clients and government agencies in a broad range of industries including commercial services, healthcare, higher education, insurance, life sciences, and manufacturing.

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

Summarized financial information by segment for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except percentages):

	Three months ended June 30,
	2010				2009
	Litigation, Forensics and Finance	Economics and Dispute Resolution	Consulting and Governance (1)	Total	Litigation, Forensics and Finance	Economics and Dispute Resolution	Total
Fee-based revenues, net	$31,990	$25,081	$22,613	$79,684	$37,251	$28,213	$65,464
Reimbursable revenues	1,381	1,122	1,422	3,925	1,618	787	2,405
Revenues	33,371	26,203	24,035	83,609	38,869	29,000	67,869

Direct costs	24,916	19,383	15,773	60,072	28,609	19,502	48,111
Reimbursable costs	1,374	1,023	1,479	3,876	1,715	936	2,651
Cost of services	26,290	20,406	17,252	63,948	30,324	20,438	50,762

Gross profit	$7,081	$5,797	$6,783	19,661	$8,545	$8,562	17,107

Gross margin	21.2%	22.1%	28.2%	23.5%	22.0%	29.5%	25.2%
Charges not allocated at the segment level:
General and administrative expenses				23,866			18,782
Depreciation and amortization				1,463			1,280
Restructuring charges and other impairments				3,188			2,624
Divestiture charges				—			1,725
Interest income				(34)			(42)
Interest expense				1,501			643
Other expense, net				132			356
Loss before income taxes				$(10,455)			$(8,261)

	Six months ended June 30,
	2010				2009
	Litigation, Forensics and Finance	Economics and Dispute Resolution	Consulting and Governance (1)	Total	Litigation, Forensics and Finance	Economics and Dispute Resolution	Total
Fee-based revenues, net	$69,808	$48,243	$28,917	$146,968	$73,094	$56,292	$129,386
Reimbursable revenues	3,165	1,752	1,731	6,648	3,174	1,614	4,788
Revenues	72,973	49,995	30,648	153,616	76,268	57,906	134,174

Direct costs	53,559	36,905	19,301	109,765	57,933	39,795	97,728
Reimbursable costs	3,121	1,619	1,790	6,530	3,336	1,855	5,191
Cost of services	56,680	38,524	21,091	116,295	61,269	41,650	102,919

Gross profit	$16,293	$11,471	$9,557	37,321	$14,999	$16,256	31,255

Gross margin	22.3%	22.9%	31.2%	24.3%	19.7%	28.1%	23.3%
Charges not allocated at the segment level:
General and administrative expenses				43,405			37,607
Depreciation and amortization				2,628			2,610
Restructuring charges and other impairments				10,108			2,680
Divestiture charges				—			1,739
Interest income				(65)			(90)
Interest expense				4,100			958
Other expense, net				200			446
Loss before income taxes				$(23,055)			$(14,695)

(1)                                 Results for the Consulting and Governance segment in the six months ended June 30, 2010 represent activity from March 11, 2010 to June 30, 2010. Also, since the Merger with SMART was completed on March 10, 2010, no prior period comparative results are presented for this segment.

15.                               Subsequent event

On July 2, 2010, the Company acquired certain assets and assumed the lease related liabilities of Bourne Business Consulting LLP and Bourne Business Consulting Limited (“Bourne Partners”), a London-based independent business consultancy practice focusing on disputes, valuation, intellectual property and international tax matters. The purchase price is £2.8 million, of which £2.0 million will be paid on or before April 1, 2011 and £0.8 million will be paid on or before July 1, 2011. Also certain contingent consideration may be payable at regular intervals if certain performance targets are achieved over the measurement period which runs through June 30, 2014.

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

Certain business developments

On March 10, 2010, we completed our merger (which we refer to as the “Merger”) with SMART Business Holdings, Inc. (“SMART”), a privately held provider of business advisory services, and we received a $25.0 million cash investment from SMART’s majority shareholder, Great Hill Equity Partners III, LP (“Great Hill Partners”) (which we refer to as the investment). In the Merger transaction, we acquired 100% of SMART’s outstanding stock, in exchange for 10,927,869 shares of LECG common stock, and we assumed approximately $42.8 million of SMART debt as of March 10, 2010. Simultaneously with the consummation of the Merger, Great Hill Partners, made a $25.0 million cash investment into LECG in exchange for 6,313,131 shares of Series A Convertible Redeemable Preferred Stock. This stock is convertible share-for-share into LECG’s common stock (equivalent to a price of $3.96 per share), and provides a 7.5% annual dividend payable in cash or Series A Convertible Redeemable Preferred Stock at our discretion. As a result of the issuance of the common stock and Series A Convertible Redeemable Preferred Stock, Great Hill Partners owns approximately 40% of our outstanding voting shares.

As a result of our Merger with SMART, we increased our revenue base and expanded our areas of practice. We also significantly increased our cost structure and we assumed additional debt, including a term loan which matures on March 31, 2011 and which had an outstanding principal balance of $33.8 million at June 30, 2010. We believe that our cash and cash equivalents at June 30, 2010, and our federal and state tax refunds totaling approximately $13.3 million (of which $11.3 million was received in August 2010 and $2.0 million is pending receipt), will be sufficient to meet our operating cash needs and our regularly scheduled quarterly debt service obligations through March 31, 2011, by which time we will need to refinance the remaining debt balance (approximately $27.8 million in principal amount at maturity). The term loan agreement contains various covenants, including financial covenants regarding a total funded debt to EBITDA ratio, a minimum fixed charge ratio, and minimum quarterly EBITDA and cash balance requirements. At June 30, 2010, we were in compliance with these covenants, however due to a combination of accelerated and increased integration-related expenses, the inherent delays in realizing the related cost savings associated with these integration activities, and a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010, we estimate that it is likely to be non-compliant with one or more of the existing EBITDA-related covenants at September 30, 2010. Additional information regarding our term debt and our plans for addressing this situation can be found under the caption “Liquidity and Capital Resources” below, and in Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the first quarter of 2010, we announced the move of our corporate headquarters to Devon, Pennsylvania. We also implemented plans to consolidate or close eight other offices as a result of the Merger. Further financial information regarding our Merger and restructuring charges is included in Note 2 and Note 13 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Also see our risk factors related to the assumed additional debt, our Merger with SMART and SMART’s Sarbanes-Oxley compliance beginning on page 37 of this Form 10-Q.

2010 Billable headcount

The following table summarizes the changes in the period-end billable headcount since December 31, 2009 and June 30, 2009.

				Change since
	June 30,	December 31,	June 30,	December 31, 2009		June 30, 2009
	2010	2009	2009	Number	%	Number	%
Litigation, Forensics and Finance	375	415	461	(40)	-10%	(86)	-19%
Economics and Dispute Resolution	188	227	257	(39)	-17%	(69)	-27%
Consulting and Governance	416	—	—	416	100%	416	100%
Consolidated	979	642	718	337	52%	261	36%

The increase in consolidated billable headcount since December 31, 2009 is due to the addition of 416 billable headcount as a result of the Merger with SMART, offset by 79 terminations due primarily to voluntary attrition, net of new hires.

The increase in consolidated billable headcount from June 30, 2009 to June 30, 2010 is due to the addition of 416 billable headcount as a result of the Merger with SMART, primarily offset by 79 voluntary terminations, net of new hires during 2010; and 71 terminations as a result of our third quarter 2009 restructuring actions and five terminations as a result of our divestiture activities, including 35 terminations in our Economics and Dispute Resolution segment and 41 terminations in our Litigation, Forensics and Finance segment.

The retention of key experts and consultants, and the recruitment and hiring of additional experts, consultants and professional staff, both through direct hiring and through acquisitions, contributes to the success of our business. Our retention and hiring strategy is designed to promote our competitive advantage, to deepen our existing service offerings and to enter into new service areas when strategic opportunities arise. In connection with our retention and hiring efforts in the six months ended June 30, 2010 and 2009, we paid signing, retention and performance bonuses of $10.0 million and $7.0 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense related to our billable headcount was $7.3 million and $8.5 million in the six months ended June 30, 2010 and 2009, respectively.

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

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, and averaging approximately 73% of their individual billings on particular projects in the six months ended June 30, 2010 and 2009. Such experts are paid when we have received payment from our clients. We refer to these experts as at-risk experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated under a salary plus performance-based bonus model. Managing Directors acquired in the SMART Merger are compensated on a salary plus performance-based bonus model, which is dictated by the underlying performance of their respective business sectors. We make advance payments, or draws, to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts’ fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. These fees have averaged 11% and 10% of professional staff revenues in the six months ended June 30, 2010 and 2009, respectively. Experts are generally required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

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

Equity-based compensation

We account for equity-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718.

Income taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Judgment is required in assessing the future tax consequences of events that have been recognized in our Condensed Consolidated Financial Statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

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

Our deferred tax assets are generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangible assets which were impaired for financial statement purposes during 2008. Tax amortization from these assets, if not offset with current taxable income, creates a net operating loss with a 20-year carryforward period for federal tax purposes. During the second quarter of 2010, we reviewed our deferred tax assets, as well as future projected taxable income, for recovery using the “more likely than not” approach by assessing the available evidence surrounding recoverability. We considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results which includes a net loss for the six months ended June 30, 2010 and years-ended 2009 and 2008. Even though we project income in future years, based upon the current economic environment and the difficulty of accurately projecting taxable income, we determined that it was still “more likely than not” that our net deferred tax assets may not be realized. Consequently, as of June 30, 2010, we retained a full valuation allowance against our net overall deferred tax assets, including those acquired in the SMART Merger. However, SMART’s historical goodwill had a carryover tax basis as of the Merger date that brought about an increase in our deferred tax liability in the amount of $0.2 million, which represents the tax amortization of such goodwill through June 30, 2010 for which there is no book deduction. We are precluded from considering this as a source of taxable income in the future which could then be offset by our deferred tax assets because there is no scheduled reversal of the deferred tax liability. In future years, if we begin to generate taxable income and our management determines that the net deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal. The income tax expense for the six months ended June 30, 2010 represents the amount of tax that we expect to pay on taxable income generated in foreign jurisdictions during the period and the deferred tax expense from the amortization of goodwill whose tax basis was carried over from SMART as a result of the Merger.

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

Three and six months ended June 30, 2010 and 2009

The following table sets forth the percentage of revenues represented by certain line items in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009, respectively.

Results of operations for the three months ended June 30, 2010 include a full quarter of operating activities of SMART. Results of operations for the six months ended June 30, 2010 include the operating activities of SMART from March 11, 2010 to June 30, 2010. Also, since the Merger with SMART was completed on March 10, 2010, no prior period comparative data is presented for the Consulting and Governance segment.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Fee-based revenues, net	95.3%	96.5%	95.7%	96.4%
Reimbursable revenues	4.7%	3.5%	4.3%	3.6%
Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	71.9%	71.0%	71.4%	72.8%
Reimbursable costs	4.6%	3.9%	4.3%	3.9%
Cost of services	76.5%	74.9%	75.7%	76.7%
Gross profit	23.5%	25.1%	24.3%	23.3%
Operating expenses:
General and administrative expenses	28.5%	27.7%	28.3%	28.0%
Depreciation and amortization	1.7%	1.9%	1.8%	2.0%
Restructuring charges and other impairments	3.8%	3.9%	6.6%	2.0%
Divestiture charges	0.0%	2.5%	0.0%	1.3%
Operating loss	-10.5%	-10.9%	-12.4%	-10.0%
Interest income	0.0%	0.1%	0.0%	0.1%
Interest expense	-1.8%	-0.9%	-2.7%	-0.7%
Other expense, net	-0.2%	-0.5%	-0.1%	-0.3%
Loss before income taxes	-12.5%	-12.2%	-15.2%	-10.9%
Income tax expense (benefit)	0.5%	-2.7%	0.6%	-3.3%
Net loss	-13.0%	-9.5%	-15.8%	-7.6%

Revenues and cost of services

The following table sets forth the consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for LECG for the three and six months ended June 30, 2010 and 2009, respectively.

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$79,684	$65,464	$14,220	21.7%	$146,968	$129,386	$17,582	13.6%
Reimbursable revenues	3,925	2,405	1,520	63.2%	6,648	4,788	1,860	38.8%
Revenues	83,609	67,869	15,740	23.2%	153,616	134,174	19,442	14.5%
Direct costs	60,072	48,111	11,961	24.9%	109,765	97,728	12,037	12.3%
Reimbursable costs	3,876	2,651	1,225	46.2%	6,530	5,191	1,339	25.8%
Cost of services	63,948	50,762	13,186	26.0%	116,295	102,919	13,376	13.0%
Gross profit	$19,661	$17,107	$2,554	14.9%	$37,321	$31,255	$6,066	19.4%
Gross margin	23.5%	25.2%		-1.7%	24.3%	23.3%		1.0%

Billable headcount, period average	985	727	258	35.5%	871	750	121	16.1%
Average billable rate	$265	$316	$(51)	-16.1%	$280	$312	$(32)	-10.3%
Jr./Sr. staff paid utilization rate	67.0%	68.5%		-1.5%	69.5%	67.8%		1.7%

Revenues

The increase in fee-based revenues, net for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to the inclusion of revenue generated by SMART. Revenues for the second quarter of 2009 did not include any revenues from SMART. Fee-based revenues, net for SMART were $22.6 million for the three months ended June 30, 2010. Offsetting this increase from SMART revenues was a 12.8% decrease in fee-based revenues, net in the Litigation, Forensics and Finance and Economics and Dispute Resolution segments for the three months ended June 30, 2010 compared to the same period in 2009, which was primarily the result of a 20.5% decrease in average billable headcount partially offset by a 6.0% increase in the average billable rate. Average billable headcount, excluding the recently acquired SMART employees, decreased by 149 from the second quarter of 2009 to 2010 primarily due to the terminations in connection with our 2009 and 2010 restructuring activities and voluntary attrition, including 55 in the second quarter of 2010. The increase in the average billable rate was primarily caused by a shift in our revenue mix from lower-rate billable headcount to higher-rate billable headcount.

The increase in fee-based revenues, net for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to the inclusion of revenue generated by SMART. Revenues for the six month ended June 30, 2009 did not include any revenues from SMART. Fee-based revenues, net for SMART were $28.9 million since the Merger on March 10, 2010. Offsetting this increase from SMART was an 8.8% decrease in fee-based revenues, net in the Litigation, Forensics and Finance and Economics and Dispute Resolution segments for the six months ended June 30, 2010 compared to the same period in 2009, which was primarily the result of a 20.5% decrease in average billable headcount partially offset by a 5.9% increase in the average billable rate. Average billable headcount, excluding the recently acquired SMART employees, decreased by 154 from the second quarter of 2009 to 2010 primarily due to the terminations in connection with our 2010 and 2009 restructuring activities and voluntary attrition, including 115 in the first half of 2010. The increase in the average billable rate was primarily caused by a shift in our revenue mix from lower-rate billable headcount to higher-rate billable headcount.

Reimbursable revenues increased primarily due to the inclusion of SMART reimbursable revenues during the three and six month periods ended June 30, 2010 compared to the same periods in 2009.

Revenues from our international operations were $14.0 million in the three months ended June 30, 2010, which represents 16.8% of total revenue as compared to 16.1% of total revenue in the same period of 2009. In the three months ended June 30, 2010 our international operations revenue increased by $3.1 million, or 28.7%, as compared to the same period of 2009. The increase was primarily due to an increase in business activity in our European operations and from revenues from SMART’s international operations of $2.0 million, partially offset by decreases in business activities in Asian Pacific operations in the three months ended June 30, 2010. Revenues from international operations for the second quarter of 2009 did not include any revenues from SMART.

Revenues from our international operations were $28.2 million in the six months ended June 30, 2010, which represents 18.3% of total revenue as compared to 17.8% of total revenue in the same period of 2009. In the six months ended June 30, 2010, our international operations revenue increased by $4.2 million, or 17.6%, as compared to the same period of 2009. The increase was primarily due to the inclusion of revenue generated by SMART and an increase in business activity in our European operations partially offset by a decrease in revenue generated by our Canadian subsidiary due to the divestiture of our Canadian practice in the second quarter of 2009 and a decrease in business activities in Asian Pacific operations. Revenues from international operations for SMART were $2.2 million since the Merger on March 10, 2010. Revenues from international operations in the six months ended June 30, 2009 did not include any revenues from SMART.

Cost of services

The increase in direct costs for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to the inclusion of direct costs attributable to SMART, while cost of services for the second quarter of 2009 did not include any direct costs from SMART. Direct costs for SMART were $15.8 million for the three months ended June 30, 2010. The $3.8 million decrease in direct costs, after excluding SMART costs, for the three months ended June 30, 2010 compared to the same periods in 2009 was due to a $3.0 million decrease in expert and professional staff compensation and a $0.8 million decrease in non-cash compensation. The $3.0 million decrease in expert and professional staff compensation was primarily due to the reductions in headcount of 20.5% in connection with our 2009 restructuring activities and through voluntary attrition. The decrease in non-cash compensation for the three months ended June 30, 2010 compared to the same periods in 2009 was due to employee terminations and the resulting decrease in signing and retention bonuses and equity-based compensation amortization.

The increase in direct costs for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to the inclusion of direct costs attributable to SMART, while cost of services for the six months ended June 30, 2009 did not include any direct costs from SMART. Direct costs for SMART were $19.3 million since the Merger on March 10, 2010. The $7.3 million decrease in direct costs, after excluding SMART costs, for the six months ended June 30, 2010 compared to the same periods in 2009 was due to a $6.2 million decrease in expert and professional staff compensation and a $1.1 million decrease in non-cash compensation. The $6.2 million decrease in expert and professional staff compensation was primarily due to the reductions in headcount of 20.5% in connection with our 2009 restructuring activities and through voluntary attrition. The decrease in non-cash compensation for the six months ended June 30, 2010 compared to the same periods in 2009 was due to employee terminations and the resulting decrease in signing and retention bonuses and equity-based compensation amortization.

Reimbursable costs increased primarily due to the inclusion of SMART’s reimbursable costs during the three and six months ended June 30, 2010 compared to the same periods in 2009.

Gross margin

Our gross margin decreased to 23.5% in the three months ended June 30, 2010, compared to 25.2% in the same period in 2009. SMART’s gross margin was 28.2% for the three months ended June 30, 2010. Excluding SMART, gross margin decreased 3.6%, to 21.6% for the three months ended June 30, 2010 from 25.2% in the same period of 2009, primarily due to a 12.8% decrease in fee-based revenues, net with only a 7.9% decrease in direct costs. The disproportionate decrease in revenues relative to costs is due primarily to decreased revenues from our salaried experts whose costs are fixed. The $3.8 million decrease in direct costs includes a $3.0 million decrease in expert and professional staff compensation and a $0.8 million decrease in non-cash compensation.

Our gross margin increased to 24.3% in the six months ended June 30, 2010, compared to 23.3% in the same period in 2009. SMART’s gross margin was 31.2% for the period from March 11, 2010 to June 30, 2010. Excluding SMART, gross margin decreased 0.7%, to 22.6% for the six months ended June 30, 2010 from 23.3% in the same period of 2009, primarily due to an 8.8% decrease in fee-based revenues, net with a 7.4% decrease in direct costs. The $7.3 million decrease in direct costs includes a $6.2 million decrease in expert and professional staff compensation and a $1.1 million decrease in non-cash compensation.

Segment results

Litigation, Forensics and Finance

The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Litigation, Forensics and Finance segment for the three and six months ended June 30, 2010 and 2009, respectively.

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$31,990	$37,251	$(5,261)	-14.1%	$69,808	$73,094	$(3,286)	-4.5%
Reimbursable revenues	1,381	1,618	(237)	-14.6%	3,165	3,174	(9)	-0.3%
Revenues	33,371	38,869	(5,498)	-14.1%	72,973	76,268	(3,295)	-4.3%
Direct costs	24,916	28,609	(3,693)	-12.9%	53,559	57,933	(4,374)	-7.6%
Reimbursable costs	1,374	1,715	(341)	-19.9%	3,121	3,336	(215)	-6.4%
Cost of services	26,290	30,324	(4,034)	-13.3%	56,680	61,269	(4,589)	-7.5%
Gross profit	$7,081	$8,545	$(1,464)	-17.1%	$16,293	$14,999	$1,294	8.6%
Gross margin	21.2%	22.0%		-0.8%	22.3%	19.7%		2.6%

Billable headcount, period average	381	468	(87)	-18.6%	397	481	(84)	-17.5%
Average billable rate	$307	$289	$18	6.2%	$310	$285	$25	8.8%
Jr./Sr. staff paid utilization rate	68.4%	68.6%		-0.2%	70.8%	67.8%		3.0%

Revenues

The decrease in fee-based revenues, net for the three months ended June 30, 2010 compared to the same period in 2009 was the result of an 18.6% decrease in the average billable headcount, partially offset by a 6.2% increase in the average billable rate and an increase in revenue generated by sub-contractors. The average billable headcount decreased by 87 for the three months ended June 30, 2010 compared to the same period of 2009 due primarily to our 2009 restructuring activities and the divestiture of our Canadian practice in the second quarter of 2009, including 34 in the second quarter of 2010. The increase in the average billable rate was caused by a shift to higher billable rate experts.

The decrease in fee-based revenues, net for the six months ended June 30, 2010 compared to the same period in 2009 was the result of a 17.5% decrease in the average billable headcount, partially offset by an 8.8% increase in the average billable rate and an increase in revenue generated by sub-contractors. The average billable headcount decreased by 84 for the six months ended June 30, 2010 compared to the same period of 2009 due primarily to our 2009 restructuring activities and the divestiture of our Canadian practice in the second quarter of 2009, including 61 in the first half of 2010. The increase in the average billable rate was caused by a shift to higher billable rate experts.

Reimbursable revenues decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during the three and six month periods ended June 30, 2010 compared to the same period in 2009.

Cost of services

The decrease in direct costs in the three months ended June 30, 2010 compared to the same period in 2009 due to a $3.1 million, or 11.8%, decrease in expert and professional staff compensation and a $0.6 million, or 25.8%, decrease in non-cash compensation, which consists of bonus amortization and stock-based compensation expense. The decrease in expert and professional staff compensation was due to decreased salary costs related to the terminations resulting from our 2009 restructuring activities and voluntary attrition, partially offset by increased compensation earned by sub-contractors due to higher revenues generated by them individually.

The decrease in direct costs in the six months ended June 30, 2010 compared to the same period in 2009 was due to a $3.7 million, or 7.0%, decrease in expert and professional staff compensation and a $0.6 million, or 13.6%, decrease in non-cash compensation, which consists of bonus amortization and stock-based compensation expense. The decrease in expert and professional staff compensation was due to decreased salary costs related to the terminations resulting from our 2009 restructuring activities and voluntary attrition, partially offset by increased compensation earned by sub-contractors due to higher revenues generated by them individually.

Reimbursable costs decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during the three and six month periods ended June 30, 2010 compared to the same period in 2009.

Gross margin

The 0.8% decrease in gross margin to 21.2% in the three months ended June 30, 2010 from 22.0% in the same period of 2009 is primarily due to a 14.1% decrease in fee-based revenues, net with a 12.9% decrease in direct costs. The $3.7 million decrease in direct costs includes a $3.1 million decrease in expert and professional staff compensation and a $0.6 million decrease in non-cash compensation.

The 2.6% increase in gross margin to 22.3% in the six months ended June 30, 2010 from 19.7% in the same period of 2009 is primarily due to a 4.5% decrease in fee-based revenues, net with a 7.6% decrease in direct costs. The decrease in direct costs includes a $3.7 million decrease in expert and professional staff compensation and a $0.6 million decrease in non-cash compensation.

Economics and Dispute Resolution

The following table sets forth the revenues, cost of services, gross profit and gross margins, and certain operating metrics for our Economic and Dispute Resolution segment for the three and six months ended June 30, 2010 and 2009, respectively.

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$25,081	$28,213	$(3,132)	-11.1%	$48,243	$56,292	$(8,049)	-14.3%
Reimbursable revenues	1,122	787	335	42.6%	1,752	1,614	138	8.6%
Revenues	26,203	29,000	(2,797)	-9.6%	49,995	57,906	(7,911)	-13.7%
Direct costs	19,383	19,502	(119)	-0.6%	36,905	39,795	(2,890)	-7.3%
Reimbursable costs	1,023	936	87	9.3%	1,619	1,855	(236)	-12.7%
Cost of services	20,406	20,438	(32)	-0.2%	38,524	41,650	(3,126)	-7.5%
Gross profit	$5,797	$8,562	$(2,765)	-32.3%	$11,471	$16,256	$(4,785)	-29.4%
Gross margin	22.1%	29.5%		-7.4%	22.9%	28.1%		-5.2%

Billable headcount, period average	196	259	(63)	-24.3%	202	269	(67)	-24.9%
Average billable rate	$378	$360	$18	5.0%	$364	$356	$8	2.2%
Jr./Sr. staff paid utilization rate	71.3%	68.2%		3.1%	73.4%	67.7%		5.7%

Revenues

The decrease in fee-based revenues, net for the three months ended June 30, 2010 compared to the same period in 2009 was primarily the result of a 24.3% decrease in the average billable headcount, partially offset by a 5.0% increase in the average billable rate. Average billable headcount decreased by 63 for the three months ended June 30, 2010 compared to the same period in 2009, due primarily to our 2009 restructuring activities and voluntary attrition, including 21 in the first quarter of 2010. The increase in the average billable rate was caused by a shift to higher billable rate experts.

The decrease in fee-based revenues, net for the six months ended June 30, 2010 compared to the same period in 2009 was primarily the result of a 24.9% decrease in the average billable headcount, partially offset by a 2.2% increase in the average billable rate. Average billable headcount decreased by 67 for the six months ended June 30, 2010 compared to the same period in 2009, due primarily to our 2009 restructuring activities and voluntary attrition, including 54 in the first half of 2010. The increase in the average billable rate was caused by a shift to higher billable rate experts.

Reimbursable revenues increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during the three and six month periods ended June 30, 2010 compared to the same period in 2009.

Cost of services

Direct costs were relatively flat in the three months ended June 30, 2010 compared to the same period in 2009, due to a $0.3 million, or 9.0%, decrease in non-cash compensation, partially offset by a $0.1 million, or 1.0%, increase in expert and professional staff compensation. Non-cash compensation consists of bonus amortization and stock-based compensation expense. The increase in expert and professional staff compensation was primarily due to increased base compensation costs related to salaried experts and certain experts who are paid under a gross margin model. These increases were partially offset by a decrease in compensation costs for “at-risk” experts and professional staff.

The decrease in direct costs in the six months ended June 30, 2010 compared to the same period in 2009 was due to a $2.4 million, or 7.1%, decrease in expert and professional staff compensation and a $0.5 million, or 8.0%, decrease in non-cash compensation, which consists of bonus amortization and stock-based compensation expense. The decrease in expert and professional staff compensation was primarily due to decreased salary costs related to the terminations resulting from our 2009 restructuring activities and voluntary attrition, partially offset by increased compensation earned by affiliates due to higher revenues generated by them individually.

Reimbursable costs increased primarily due to higher travel-related out-of-pocket expenses for matters worked on during the three month period ended June 30, 2010 compared to the same period in 2009.

Reimbursable costs decreased primarily due to lower travel-related out-of-pocket expenses for matters worked on during the six month period ended June 30, 2010 compared to the same period in 2009.

Gross margin

The 7.4% decrease in gross margin to 22.1% in the three months ended June 30, 2010 from 29.5% in the same period of 2009 was primarily due to a $1.2 million gross profit decrease for at-risk experts combined with a $0.6 million decrease in gross profit for salaried experts. Generally, reimbursable revenue is a pass through cost to our clients and we typically do not generate profit from this activity. However, gross margin related to reimbursable revenues and costs is negative for the three months ended June 30, 2009 primarily due to our inability to pass certain research and data retrieval costs to our clients and, to a lesser extent, delayed timing of when these types of costs are incurred and then ultimately used in client related work.

The 5.2% decrease in gross margin to 22.9% in the six months ended June 30, 2010 from 28.1% in the same period of 2009 was primarily due to a 14.3% decrease in fee-based revenues, net with a 7.3% decrease in direct costs. The $2.9 million decrease in direct costs includes a $2.4 million decrease in expert and professional staff compensation and a $0.5 million decrease in non-cash compensation. Generally, reimbursable revenue is a pass through cost to our clients and we typically do not generate profit from this activity. However, gross margin related to reimbursable revenues and costs is negative for the six months ended June 30, 2009 primarily due to our inability to pass certain research and data retrieval costs to our clients and, to a lesser extent, delayed timing of when these types of costs are incurred and then ultimately used in client related work.

Consulting and Governance

Results for the new Consulting and Governance segment for the three months ended June 30, 2010 include its first full quarter of activity. Results for the Consulting and Governance segment for the six months ended June 30, 2010 represents activity from March 11, 2010 to June 30, 2010. Also, since the Merger with SMART was completed on March 10, 2010, no prior period comparative results are presented for this segment. The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Consulting and Governance segment:

	For the period
	April 1, 2010 to	March 11, 2010 to
	June 30, 2010	June 30, 2010
	($ in thousands, except rate amounts)
Fee-based revenues, net	$22,613	$28,917
Reimbursable revenues	1,422	1,731
Revenues	24,035	30,648
Direct costs	15,773	19,301
Reimbursable costs	1,479	1,790
Cost of services	17,252	21,091
Gross profit	$6,783	$9,557
Gross margin	28.2%	31.2%

Billable headcount, period average	408	408
Average billable rate	$174	$173
Jr./Sr. staff paid utilization rate	64.9%	68.5%

Revenues

Fee-based revenues, net for the three and six months ended June 30, 2010 were $22.6 million and $28.9 million, respectively. Consulting and Governance derives substantially all of its revenue from fees for accounting and consulting services, which generally are billed based on time and expense, or less frequently, on a fixed fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed.

Reimbursable revenues for the three and six months ended June 30, 2010 were $1.4 million and $1.7 million, respectively. Reimbursable revenues are comprised of costs that are reimbursable by clients, including travel, document reproduction, subscription data services and other costs, and amounts we charge for services provided by others.

Cost of services

Direct costs were $15.8 million and $19.3 million for the three and six months ended June 30, 2010, respectively. The primary driver of direct cost is managing director and professional staff compensation cost, which includes salaries, variable compensation arrangements and bonuses.

Reimbursable costs for the three and six months ended June 30, 2010 were $1.5 million and $1.8 million, respectively. Reimbursable costs are costs that are reimbursable by clients, including travel, document reproduction, subscription data services, and costs incurred for services provided by others.

Gross Margin

Gross profit for the three and six months ended June 30, 2010 was $6.8 million and $9.6 million, resulting in a gross margin of 28.2% and 31.2%, respectively.

Operating expenses

The following table sets forth our operating expenses for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands)
General and administrative expenses	$23,866	$18,782	$5,084	27.1%	$43,405	$37,607	$5,798	15.4%
Depreciation and amortization	1,463	1,280	183	14.3%	2,628	2,610	18	0.7%
Restructuring charges and other impairments	3,188	2,624	564	21.5%	10,108	2,680	7,428	277.2%
Divestiture charges	—	1,725	(1,725)	-100.0%	—	1,739	(1,739)	-100.0%
Total operating expenses	$28,517	$24,411	$4,106	16.8%	$56,141	$44,636	$11,505	25.8%

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

In the second quarter of 2010, general and administrative expenses included $7.9 million of SMART general and administrative expenses. Excluding SMART, our general and administrative expenses decreased by $2.8 million to $16.0 million as a result of our 2009 cost saving measures and headcount reductions as follows: a $0.9 million, or 13.7%, decrease in base compensation and benefit costs; a $0.3 million, or 57.4%, decrease in recruiting and training expenses due to decreased hiring activities; a $0.9 million, or 47.8%, decrease in consulting, temporary staff and other outside services; a $0.5 million, or 40.7%, decrease in marketing costs, including events and conferences; a $0.8 million, or 19.3%, decrease in occupancy costs; a $0.3 million, or 78.7%, decrease in supplies expenses; a $0.2 million, or 25.3%, decrease in computer expenses; and a $0.2 million, or 39.1%, decrease in equity-based compensation expense. These decreases were offset by: a $0.6 million increase in bad debt expense; a $0.2 million increase in legal fees in connection with litigation arising in the normal course of business; $0.2 million increase in discretionary general and administrative bonuses for certain executive officers due to the merger-related efforts; and $0.3 million of acquisition and integration costs related to the Merger. Acquisition costs include legal, accounting and other service fees and travel costs.

In the six months ended June 30, 2010, general and administrative expenses included $9.4 million of SMART general and administrative expenses. Excluding SMART, our general and administrative expenses decreased $3.6 million as a result of our 2009 cost saving measures and headcount reductions as follows: a $2.1 million, or 14.4%, decrease in base compensation and benefit costs; a $0.9 million, or 69.3%, decrease in recruiting and training expenses due to decreased hiring activities; a $1.3 million, or 38.3%, decrease in consulting, temporary staff and other outside services; a $1.1 million, or 44.1%, decrease in marketing costs, including events and conferences; a $1.1 million, or 14.5%, decrease in occupancy costs; a $0.5 million, or 26.3%, decrease in computer expenses; a $0.5 million, or 38.8%, decrease in equity-based compensation expense; and a $0.2 million, or 7.6%, reduction in other operating expenses. These decreases were offset by: a $0.5 million increase in bad debt expense; a $0.6 million increase in legal fees in connection with litigation arising in the normal course of business; $0.7 million increase in discretionary general and administrative bonuses for certain executive officers due to the merger-related efforts; and $2.3 million of acquisition and integration costs related to this Merger. Acquisition costs include legal, accounting and other service fees and travel costs.

The increase in depreciation and amortization for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to the additional assets acquired in the Merger with SMART.

As a result of the Merger with SMART, we have identified and begun pursuing opportunities for cost savings through office consolidations and workforce reductions to improve operating efficiencies across our combined businesses. Part of the anticipated cost savings will result from the relocation of our combined company’s corporate headquarters to Devon, Pennsylvania, where SMART is currently based. The move, which is scheduled to be completed by the end of the third quarter of 2010, is intended to position our combined company for future growth by creating a unified platform from which to build common practices and capitalize on growth opportunities, while streamlining and leveraging infrastructure. During the six months ended June 30, 2010, we moved forward with several initiatives, including: (i) the consolidation of six office locations; (ii) the closure of two other offices; (iii) the closure of two additional offices expected to be completed in the third quarter of 2010; and (iv) a workforce reduction of 62 administrative staff in our Emeryville office, partly offset by approximately 33 replacement hires in Devon, Pennsylvania.

Net restructuring charges in the three months ended June 30, 2010 totaled $3.0 million, which consisted of $2.5 million of severance benefits and $0.5 million of lease termination costs. In addition, we recorded impairment charges related to fixed assets and unearned signing bonuses in the amount of $0.2 million.

For the three months ended March 31, 2010, net restructuring charges totaled $3.4 million, consisting of $2.8 million of lease termination charges and $0.6 million of severance benefits. We also recognized other non-cash impairment charges totaling $3.5 million, related to the impairment of certain property, plant and equipment and non-trade receivables. We determined that recovery of the non-trade receivable was not reasonably assured at March 31, 2010, which had been recorded in Other assets in the Condensed Consolidated Balance Sheet.

Of the total $10.1 million restructuring and impairment charge in the six months ended June 30, 2010, $6.5 million require current and future cash outlays and $3.6 million is non-cash related. Cash-related items during the first six months of 2010 included severance benefits pertaining to the terminated Emeryville Corporate employees totaling $2.3 million. We estimate we will incur an additional $0.8 million through the end of the final retention period in January 2011.

Interest income, interest expense and other expenses, net

The following table sets forth our interest income, interest expense and other expense, net for the three and six months ended June 30, 2010 and 2009, respectively.

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands)
Interest income	$34	$42	$(8)	-19.0%	$65	$90	$(25)	-27.8%
Interest expense	(1,501)	(643)	(858)	133.4%	(4,100)	(958)	(3,142)	328.0%
Other expense, net	(132)	(356)	224	-62.9%	(200)	(446)	246	-55.2%

The increase in interest expense in the three months ended June 30, 2010 compared to the same period of 2009 is primarily due to the higher average outstanding debt balances, from approximately $15.0 million to $37.4 million, and higher average interest rates from 6.3% to 9.6%, period over period. The higher debt balances are due to the assumption of $42.8 million of debt as a result of the Merger with SMART.

The increase in interest expense in the six months ended June 30, 2010 compared to the same period of 2009 is primarily due to the write-off of $1.6 million of unamortized loan fees in connection with terminating our line of credit. Also contributing to the increased interest expense were higher average outstanding debt balances from approximately $6.5 million to $24.0 million, and higher average interest rates from 4.8% to 8.3%, period over period. The higher debt balances are due to the assumption of $42.8 million of debt as a result of the Merger with SMART.

Income taxes

Our income tax expense or benefit for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands)
Income tax expense (benefit)	$418	$(1,807)	$2,225	-123.1%	$889	$(4,445)	$5,334	-120.0%

The significant change in our provision for income taxes from 2009 to 2010 is the result of not recording in the three and six months ended June 30, 2010 any tax benefit due to a full valuation allowance against our net deferred tax assets for jurisdictions in which pre-tax losses were incurred. The income tax expense recorded in the three and six month periods ended June 30, 2010 is attributable to certain foreign tax jurisdictions where we had pre-tax income and, specifically in the second quarter of 2010, to the deferred tax expense from the tax amortization of goodwill whose tax basis was carried over from SMART as a result of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

Our current sources of liquidity are our cash on hand and cash generated by operations, including the timely collection of our billed receivables, and anticipated tax refunds of approximately $13.3 million. As of June 30, 2010, we had $8.8 million in cash and cash equivalents. On March 10, 2010, we received a $25.0 million cash investment from Great Hill Partners in connection with the SMART Merger and we used most of that amount to repay $19.0 million outstanding under our then existing revolving credit facility; to cash collateralize approximately $1.8 million of outstanding letters of credit; and to make a $4.0 million principal payment on the new term loan facility assumed in the Merger with SMART (discussed below). Our primary financing needs in the future will be (i) to service the remaining principal and interest payments associated with the term loan facility that we assumed as part of the SMART Merger, (ii) to continue funding our business operations, including our payroll-related costs, current operating lease commitments, signing, retention and performance bonuses, and to a lesser extent, (iii) to fund any performance-based purchase price payments related to prior and future acquisitions and to fund strategic acquisitions. We will also need to fund the integration costs related to our Merger with SMART, which may be significant. Further, the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas are important elements of our business and we expect to continue to recruit and hire experts and professional staff through a mix of individual hires, group hires and acquisitions in order to deepen our existing service offerings.

We believe that our cash and cash equivalents at June 30, 2010, and our federal and state tax refunds totaling approximately $13.3 million (of which $11.3 million was received in August 2010) will be sufficient to meet our operating needs and regularly scheduled quarterly debt service obligations through March 31, 2011, by which time we will need to refinance the remaining debt balance (approximately $27.8 million in principal amount at maturity). Given the relatively near-term maturity of this term debt facility, we have begun the process of seeking and evaluating alternatives to refinance the term debt through various banks and other financial institutions.  Until a refinancing is completed, it is not assured that we will be able to successfully implement any of the potential alternatives or that any such alternative will be on terms acceptable to us; and if unsuccessful, we do not anticipate that we will have sufficient liquidity at March 31, 2011 to repay the full $27.8 million then outstanding under the term debt. In that event, our ability to obtain the working capital required for our operations would be uncertain, and our results of operations, financial condition and cash flows could be materially adversely affected. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these potential alternatives.

Term loan facility

On March 10, 2010, we entered into the Sixth Amendment to Credit Agreement and Consent (the “Amendment”) and became a co-borrower with SMART Business Advisory and Consulting, LLC, under a Credit Agreement with the Bank of Montreal (“BMO”) and the syndicate bank members. The Amendment provided for a $40.8 million term loan which is guaranteed by us and our domestic subsidiaries. The Amendment also allows us to seek up to an additional $10.0 million of subordinated debt, subject to certain repayment and maturity restrictions. The Amendment required a $4.0 million principal payment on March 10, 2010 in connection with the closing of the Merger, and requires subsequent quarterly principal payments of $3.0 million beginning on June 30, 2010 through December 31, 2010. Also, cash balances in excess of certain amounts at each quarter-end must be used to make additional principal payments. On June 30, 2010 we made a principal payment of $3.0 million and an interest payment of $0.9 million. The outstanding balance of the term debt at June 30, 2010 was $33.8 million. The term loan matures and all remaining outstanding principal and accrued interest is due on March 31, 2011. Interest is payable quarterly at a rate consisting of the Base Rate plus 6.5%. The Base Rate is defined as the greater of (i) 3.0%, (ii) the BMO’s prevailing prime commercial rate, (iii) the Federal Funds rate plus 0.5%, or (iv) LIBOR plus 1.5%. The current interest rate in effect as of June 30, 2010 was 9.75%. We paid approximately $0.2 million in fees related to this Amendment, and will pay an additional $0.2 million on March 31, 2011.

The Amendment contains various covenants, including financial covenants regarding a total funded debt to EBITDA ratio, a minimum fixed charge ratio, and minimum quarterly EBITDA and cash balance requirements. At June 30, 2010, we were in compliance with these covenants; however, due to a combination of accelerated and increased integration-related expenses, the inherent delays in realizing the related cost savings associated with these integration activities, and a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010, we anticipate that we are likely to be non-compliant with one or more of the EBITDA-related covenants at September 30, 2010. Our plans for addressing this situation are discussed under the caption “Liquidity and Capital Resources” above and in Note 1 of Notes to Condensed Consolidated Financial Statements included in this quarterly Report on Form 10-Q.

Future needs

The continued weakness in the global economy adds uncertainty to our anticipated revenue and earnings levels and to the timing of cash receipts which are needed to support our operations. In addition, cash payments for principal and interest related to the term loan facility, which we assumed in connection with the SMART Merger, merger-related integration costs, future signing, retention and performance bonuses, and recruiting fees and performance-based acquisition payments could affect our cash needs. We anticipate significant ongoing integration costs and the continued use of signing, retention and performance bonuses to recruit and retain expert talent and performance-based acquisition payments; however, the timing and magnitude of those events and opportunities cannot be predicted. These cash needs have historically caused us to make use of our revolving credit facility throughout the year. We terminated this revolving credit facility in conjunction with the closing of the SMART Merger and no longer have access to a line of credit. However, in the absence of an acceleration event under the term loan facility (as discussed above under the caption “Term loan facility”), we believe funds generated by our operations, including our ability to collect our outstanding billed receivables and our federal and state tax refunds totaling approximately $13.3 million (of which $11.3 million was received in August 2010 and $2.0 million is pending receipt), will provide adequate support to fund our anticipated cash needs up to March 31, 2011, at which time we will need to refinance the outstanding balance under the term loan facility. However, if our revenues decrease from their current levels, it may be necessary for us to implement further cost reductions similar to our restructuring actions in 2008 and 2009 or seek to obtain the subordinated debt financing allowed under the Amendment to ensure that our cash needs are met for the next twelve months.

We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash flows

	Six months ended June 30,
	2010	2009	Change
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(16,322)	$(19,949)	$3,627	18.2%
Investing activities	6,641	(6,939)	13,580	195.7%
Financing activities	5,870	10,787	(4,917)	-45.6%
Effect of exchange rates on changes in cash	(428)	19	(447)	-2352.6%
Net decrease in cash and cash equivalents	$(4,239)	$(16,082)	$11,843	73.6%

Operating activities

The $3.6 million decrease in cash used in operations over the prior period was the result of changes in our earnings and in the timing and amounts of working capital used during the respective periods. Significant uses of cash in our operations in the six months ended June 30, 2010 were: a $23.9 million net loss, a $6.1 million decrease in accrued compensation, $10.0 million of signing, retention and performance bonuses paid during the period, and a $7.0 million increase in accounts receivable. Offsetting these cash uses were the add-back of $20.3 million of non-cash expenses and a $5.0 million increase in accounts payable and other accrued liabilities.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2010 consisted primarily of net cash received of $9.2 million from the SMART Merger offset by $1.9 million in bank deposits held as collateral in favor of lessors under certain facility leases and certain vendors providing insurance services.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2010 consisted primarily of a $25.0 million cash investment in connection with the SMART Merger and $7.0 million of borrowings under our revolving line of credit offset by principal repayments of $19.0 million outstanding under our revolving line of credit. We also made principal payments totaling $7.0 million related to the term debt facility with BMO that was assumed in connection with the Merger.

Effect of exchange rates on changes in cash

The $0.4 million change resulted from the translation of cash balances held in foreign locations that were primarily denominated in British pound sterling and Eurodollars at lower exchange rates relative to the US dollar at June 30, 2010 compared to June 30, 2009.

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

The following table summarizes commitments in connection with our acquisitions as of June 30, 2010 (in thousands):

		Accrued
		purchase		Date
		price	Potential	of final
	Acquisition	payable at	remaining	or potential
	Date	6/30/2010 (1)	payments (2)	payments (3)

Secura	Mar-07	$100	$—	Mar-11
Mack Barclay (4)	May-06	1,055	—	Jul-10
Neilson Elggren	Nov-05	—	1,500	Dec-10
Total additions		$1,155	$1,500

(1)                                  Included in “Payable for business acquisitions” on our Condensed Consolidated Balance Sheets.

(2)                                  Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

(3)                                  Represents final date of any payment or potential payment.

(4)                                  We paid the purchase price payable balance of $1.1 million to Mack Barclay in July 2010.

Significant expert retention and performance bonus contingencies

In the second half of 2009 and the first half of 2010, we entered into amended employment agreements with several experts and are committed to make the following retention payments or performance-related payments if certain criteria are achieved at various measurement periods from 2010 to 2013. All such retention and performance payments will only be made if the expert is an employee on the payment date. Also, these payments are subject to amortization and potential repayment if the expert voluntarily terminates or is terminated for cause, generally from the time the payment is made through 2017. The table below presents the potential payments due by the years ending December 31 (in thousands):

Year	Retention	Performance	Total

2010 (six months)	$1,590	$125	$1,715
2011	600	5,100	5,700
2012	500	1,725	2,225
2013	500	4,600	5,100
Total	$3,190	$11,550	$14,740

Tax contingencies

In 2007, the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004 and its withholding tax return for 2005. In connection with this audit, the AFIP issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, our U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by our personnel outside of Argentina on client related matters, and to require withholding tax on certain payments by LECG BA for services rendered by our personnel outside of LECG BA. In 2008, we elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We have recorded $3.3 million of payments to the Argentine taxing authority as Other long-term assets in the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009.

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

If we are unsuccessful in defending our position, amounts paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on our U.S. tax return and would result in a deferred tax asset on our Condensed Consolidated Balance Sheets, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period. We believe that we properly reported these transactions in our Argentine tax returns and have assessed that our position in this matter will be sustained. Accordingly, we have not recognized any additional tax liability in connection with this matter at June 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash investment policy

Our investment policy requires us to invest any funds we have that are in excess of our current operating requirements. As of June 30, 2010, our cash and cash equivalents consisted primarily of non-interest bearing checking accounts. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

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

Currency risk

We currently have operations in Argentina, Australia, Belgium, China, France, Hong Kong, Italy, New Zealand, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation loss of approximately $0.9 million in the six months ended June 30, 2010. Our realized foreign currency transaction gains and losses were not significant in the three and six months ended June 30, 2010.

At June 30, 2010, we had U.S. dollar equivalents of approximately $0.7 million in net liability with a Canadian dollar functional currency, $0.9 million in net assets with a Euro functional currency, $6.1 million in net assets with an Argentine peso functional currency, $9.3 million in net assets with a United Kingdom pound sterling functional currency, $3.4 million in net liability with a Hong Kong dollar functional currency, and $0.7 million in net assets with a New Zealand dollar functional currency.

If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results from operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in internal controls over financial reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 10, 2010, we completed our Merger with SMART Business Holdings, Inc. (“SMART”). Our management concluded that, while no change occurred in the second quarter of 2010, the acquisition of SMART resulted in a significant change during the first quarter that is reasonably likely to materially affect our internal control over financial reporting through the remainder of 2010.

We are currently in the process of the design and implementation of internal controls over financial reporting to integrate SMART and our existing operations. This process will lead to changes in the internal controls over financial reporting for the combined company due to the following:

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

Risks relating to our Merger with SMART

The combined company must continue to retain, motivate and recruit executives, experts, professional staff and other key employees, which may be difficult in light of challenges of integrating the two businesses, and failure to do so could negatively affect the combined company.

Our Merger with SMART is a significant business combination for us which substantially changes the size and profile of our company, and which also introduces a new chief executive officer for us. Managing change of this magnitude presents a challenge and presents risks for any business, but particularly for a professional services organization. For the Merger to be successful, our combined company must be successful at retaining key personnel following the completion of the Merger. Since completing the Merger and announcing our integration and consolidation plans, we have had an increased level of attrition particularly in our Economics and Dispute Resolution segment. We may continue to experience increased attrition among our experts and professional staff. Experienced experts, professional staff and executives are in high demand and competition for their talents can be intense. Employees of both SMART and LECG may experience uncertainty about their future role with the combined company until, or even after, our strategies with regard to the combined company are announced or executed. Our competitors are seeking to exploit that uncertainty in their efforts to recruit our experts and key employees. These potential distractions of the Merger have and may continue to adversely affect our ability to retain, motivate and attract executives, experts, professional staff, and other key employees and keep them focused on our strategies and goals. A failure by our combined company to retain and motivate executives, experts, professional staff, and other key employees during the period after the completion of the Merger could have a material and adverse impact on the revenues and profitability of the combined company.

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

We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the Merger will be comprised of transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs, including severance and other employee separation costs. We will also incur fees and costs related to formulating integration plans. Transaction costs incurred through June 30, 2010 totaled approximately $6.5 million. We are still in the process of quantifying systems integration and exit activity-related costs, but this amount could ultimately total several million dollars. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

Risks relating to our debt and our working capital requirements

We have term loan debt of approximately $33.8 million, which is due on March 31, 2011 and for which we must make significant quarterly debt service payments. If we are unable to make required payments and comply with the covenants, or in the event we are required to refinance this debt in unfavorable market conditions, we may have to pay penalties or higher interest rates and be subject to more stringent financial covenants, which could adversely affect our results of operations.

Prior to our Merger with SMART, SMART had term loan bank debt of approximately $40.8 million, and we assumed that indebtedness as part of the Merger. In connection with the closing of the Merger, we and SMART entered into an amendment of the credit agreement with the lenders, in which the lenders consented to the Merger and we became co-borrowers with SMART. The lenders hold a security interest in substantially all of our assets. Through June 30, 2010 we have repaid $7.0 million in principal, plus payments of accrued interest, such that the principal balance is $33.8 million. The terms of the loan required that we make a quarterly principal payment of $3.0 million through December 31, 2010, plus interest, and additional amounts in the event that we have cash balances in excess of specified thresholds or we engage in capital raising transactions. The loan includes a number of financial and operating covenants, many of which are not entirely within our management or control, including covenants relating to EBITDA, and if we fail to fully comply we may incur extra costs and face acceleration of our repayment obligation. Even without acceleration, the loan is due on March 31, 2011.

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

Historically, we have relied upon a revolving credit facility to provide us with adequate working capital to operate our business. In connection with our Merger with SMART, we were required to repay the outstanding balance under our revolving credit facility and to terminate that facility. As a result, we no longer have access to that facility as a flexible source of working capital. Although our cash balances increased directly after the Merger and the related investment, we may not have sufficient capital to fund our operating needs and/or we may need to secure additional financing to fund our working capital requirements or to repay outstanding debt. We cannot be certain that we will be able to raise additional capital, or that any amount, if raised, will be sufficient to meet our cash requirements. Also, if we are not able to borrow or otherwise raise additional capital when needed, we may be forced to curtail our operations.

Risks relating to our expert and professional services businesses

We are dependent on retaining our experts to keep our existing clients and ongoing and future projects, and our financial results and growth prospects could suffer if we are unable to successfully attract and retain our experts and professional staff.

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. Since completing the Merger with SMART and announcing our integration and consolidation plans, we have had an increased level of attrition. We may continue to experience increased attrition among our experts and professional staff. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 12% of our revenues in the six month periods ended June 30, 2010 and 2009. If any of these individuals, or our other experts, terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

Our expert services business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 23% and 28% of our billings in the six months ended June 30, 2010 and 2009, respectively. Projects in our global competition practice area, including mergers and acquisitions, accounted for 12% and 17% of our billings in the six months ended June 30, 2010 and 2009, respectively. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

In the first and second quarters of 2010, the second and third quarters of 2009, the fourth quarter of 2008, and in 2007 we implemented a number of restructuring actions intended to better align our cost structure with current business levels and market conditions. In connection with the restructuring actions, we incurred charges totaling $7.1 million during the first and second quarters of 2010, $5.5 million during the second and third quarter of 2009, $6.4 million during the fourth quarter of 2008 and $10.7 million during 2007, respectively. These charges included one-time termination benefits, write-offs of unearned signing bonuses, lease termination costs and other costs. As a result of these restructuring actions, our fee-generating head count was reduced, and the employment of some experts and professional staff with unique skills was terminated. In the future, other experts and employees may leave our company voluntarily due to the uncertainties associated with our business environment and their job security, and we have experienced and may continue to experience morale issues. In addition, we may lose revenue and miss opportunities to generate revenue and we may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

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

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“ASC 350”), we test goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, and on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. As a result of the SMART Merger, we have recently added approximately $47.1 million in goodwill and $5.1 million for other intangible assets to our Condensed Consolidated Balance Sheet, preliminarily attributed to our Consulting and Governance segment. We conduct testing for impairment during the fourth quarter of each year using an October 1st measurement date. Various uncertainties, including changes in business trends, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets. For example, we recorded a goodwill impairment charge of $118.8 million and other impairment charges of $5.4 million for the year ended December 31, 2008. Although any such impairment charge would be a non-cash expense, further impairment of our intangible assets could materially increase our expenses and reduce our results of operations.

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

In past years we experienced significant growth in the number of our experts and professional staff. We also expanded our practice areas and opened offices in new locations. On March 10, 2010, we completed the Merger of SMART, which had more than 500 employees in ten offices throughout the United States and Europe. We may not be able to successfully manage a significantly larger and more geographically diverse workforce as we increase the number of our experts and professional staff and expand our practice areas. For example, in the six months ended June 30, 2010, during 2009, 2008 and 2007 we recognized restructuring charges of $7.1 million, $5.7 million, $5.9 million and $10.7 million, respectively, primarily related to the termination of experts and professional staff who were generally direct hires in new practice areas during the past three years. We also closed 13 facilities from 2007 to 2010 and reduced office spaces in four locations during the third quarter of 2009.

In addition, growth increases the demands on our management, and on our internal systems, procedures and controls. To successfully manage growth and maintain our capability of complying with existing and new regulatory requirements, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability. There are certain key personnel that have developed over time a deep institutional knowledge of, and have helped shape and implement our expert compensation models, including developing the financial and operational support systems and contractual agreements necessary to administer their complexities. This institutional knowledge has been an essential element in our ability to respond to the demands imposed by our growth.

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

We currently have operations in Argentina, Australia, Belgium, China, France, Hong Kong, Italy, New Zealand, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 18.3% and 17.8% for the six months ended June 30, 2010 and 2009, respectively. Foreign tax laws can be complex and disputes with foreign tax authority can be lengthy and span multiple years. We have been involved in a tax dispute with the Argentine tax authority since 2007 regarding a potential income tax deficiency related to our 2003 and 2004 tax returns and a withholding tax deficiency in connection with our 2005 withholding tax return totaling approximately $3.3 million, which includes potential interest if our position is not ultimately sustained. We paid this amount and filed an appeal with the tax authorities, objecting to their position and requesting a refund. On April 8, 2009, we were notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, we may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, based on the results of the completed audit discussed above, we may receive additional notices for assessments of additional income taxes, penalties, and interest related to our 2005 and 2006 income tax returns and withholding taxes, penalties, and interest payments made to the U.S. parent company to settle intercompany balances from June 2005 to December 2007.

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

As a result of the Merger and the related investment, we issued approximately 17.2 million new shares of capital stock to Great Hill Equity Partners III, LP, and Great Hill Investors, LLC (together, the “Great Hill Entities”), which represented approximately 40% of the total outstanding voting power of all LECG stockholders following the closing of the Merger and the Investment. The issuance of these shares caused immediate and significant dilution to existing LECG stockholders. An additional approximately 1.1 million new shares of our common stock may also be issued to Great Hill III to satisfy certain indemnification obligations described in the Merger Agreement, and we have agreed to grant the Great Hill Entities pre-emptive rights for certain future new issuances of its capital stock. Further, the holders of the Series A Convertible Redeemable Preferred Stock issued pursuant to the Investment are entitled to receive cumulative dividends at a rate of 7.5% per share per annum subject to potential increase as described in the Merger Agreement, which may be paid in cash or additional shares of our capital stock. The dividends, if paid in stock, will further dilute our current stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

2.4	Business Sale Agreement, dated June 22, 2010, by and among LECG Limited, LECG Corporation, Bourne Business Consulting LLP, Bourne Business Consulting Limited, and the Partners
3.2*	Bylaws of LECG Corporation
3.4*	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
3.6*	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
3.7(1)	Second Amended and Restated Certificate of Incorporation of LECG Corporation as filed with the Secretary of State of Delaware on March 10, 2010
3.8(2)	Certificate of Designations of Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on March 10, 2010
10.45(3)	Senior Management Agreement between LECG Corporation and Steve M. Samek, dated April 30, 2010.
10.46(4)	Retention and Severance Benefit Agreement between LECG, LLC and Steven R. Fife, dated May 24, 2010.
10.47(4)	Employment Letter Agreement between LECG, LLC and Warren D. Barratt, dated May 21, 2010.
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for principal executive officer
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for principal financial officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-108189), as amended.

(1)             Incorporated by reference to exhibit 3.5 filed with Registrant’s Current Report on Form 8-K filed on March 16, 2010.

(2)             Incorporated by reference to exhibit 3.6 filed with Registrant’s Current Report on Form 8-K filed on March 16, 2010.

(3)             Incorporated by reference to exhibit 99.1 to Form 8-K filed on May 6, 2010.

(4)             Incorporated by reference to exhibit 99.1 to Form 8-K filed on May 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LECG CORPORATION
(Registrant)

Date: August 9, 2010	/s/ Steve Samek
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	/s/ Steven R. Fife
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
2.4	Business Sale Agreement, dated June 22, 2010, by and among LECG Limited, LECG Corporation, Bourne Business Consulting LLP, Bourne Business Consulting Limited, and the Partners
3.2*	Bylaws of LECG Corporation
3.4*	Articles of Organization of LECG, LLC, a California limited liability company, as currently in effect
3.6*	Operating Agreement of LECG, LLC, a California limited liability company, as currently in effect
3.7(1)	Second Amended and Restated Certificate of Incorporation of LECG Corporation as filed with the Secretary of State of Delaware on March 10, 2010
3.8(2)	Certificate of Designations of Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on March 10, 2010
10.45(3)	Senior Management Agreement between LECG Corporation and Steve M. Samek, dated April 30, 2010.
10.46(4)	Retention and Severance Benefit Agreement between LECG, LLC and Steven R. Fife, dated May 24, 2010.
10.47(4)	Employment Letter Agreement between LECG, LLC and Warren D. Barratt, dated May 21, 2010.
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for principal executive officer
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for principal financial officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Incorporated by reference to the same number exhibit filed with Registrant’s Registration Statement on Form S-1 (File No. 333-108189), as amended.

(1)             Incorporated by reference to exhibit 3.5 filed with Registrant’s Current Report on Form 8-K filed on March 16, 2010.

(2)             Incorporated by reference to exhibit 3.6 filed with Registrant’s Current Report on Form 8-K filed on March 16, 2010.

(3)             Incorporated by reference to exhibit 99.1 to Form 8-K filed on May 6, 2010.

(4)             Incorporated by reference to exhibit 99.1 to Form 8-K filed on May 26, 2010.