Form 10-Q
period 2010-09-30
LECG CORP
filed 2010-11-09
CIK 1192305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50464

LECG CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-0569994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Lancaster Avenue Devon, Pennsylvania 19333	(610) 254-0700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

2000 Powell Street, Suite 600

Emeryville, California 94608

(Former name, former address and formal fiscal year, if changed since last report)

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

As of October 29, 2010, there were 38,227,343 shares of the registrant’s common stock outstanding.

LECG CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,029	$13,044
Accounts receivable, net	109,333	85,451
Prepaid expenses	4,374	4,981
Signing, retention and performance bonuses - current portion	11,133	14,046
Income taxes receivable	—	13,498
Other current assets	4,537	2,207
Total current assets	136,406	133,227
Property and equipment, net	9,939	7,814
Goodwill	51,474	1,800
Other intangible assets, net	9,221	3,078
Signing, retention and performance bonuses	18,422	20,293
Deferred compensation plan assets	8,940	10,017
Deferred tax assets, net	5,981	5,731
Other long-term assets	7,640	8,851
Total assets	$248,023	$190,811

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$41,859	$45,363
Accounts payable and other accrued liabilities	15,935	8,823
Payable for business acquisitions - current portion	5,643	1,055
Deferred revenue	4,820	3,052
Debt	33,088	12,000
Deferred tax liabilities, net - current portion	6,313	5,731
Total current liabilities	107,658	76,024
Payable for business acquisitions	1,159	100
Deferred compensation plan obligations	9,215	10,163
Deferred rent	4,812	6,156
Other long-term liabilities	3,861	252
Total liabilities	126,705	92,695

Commitments and contingencies

Series A 7.5% convertible redeemable preferred stock, $0.01 par value, 15,000,000 shares authorized; 6,313,131 and 0 shares outstanding at September 30, 2010 and December 31, 2009, respectively (liquidation preference and redemption values at September 30, 2010 and December 31, 2009 of $26,055 and $0, including cumulative dividends of $1,055 and $0, respectively)	26,055	—

Stockholders’ equity
Common stock, $.001 par value, 200,000,000 shares authorized, 38,215,579 and 25,895,679 shares outstanding at September 30, 2010 and December 31, 2009, respectively	38	26
Additional paid-in capital	212,567	174,917
Accumulated other comprehensive loss	(1,358)	(690)
Accumulated deficit	(115,984)	(76,137)
Total stockholders’ equity	95,263	98,116
Total liabilities and stockholders’ equity	$248,023	$190,811

See notes to the condensed consolidated financial statements.

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fee-based revenues, net	$73,471	$60,192	$220,439	$189,578
Reimbursable revenues	3,626	2,531	10,274	7,319
Revenues	77,097	62,723	230,713	196,897
Direct costs	55,262	45,116	165,027	142,844
Reimbursable costs	3,714	2,512	10,244	7,703
Cost of services	58,976	47,628	175,271	150,547
Gross profit	18,121	15,095	55,442	46,350
Operating expenses:
General and administrative	23,756	17,518	67,161	55,125
Depreciation and amortization	1,474	1,239	4,102	3,849
Restructuring charges	1,916	4,019	9,024	5,479
Goodwill impairment	1,800	—	1,800	—
Other impairments	417	8,719	3,417	9,939
Divestiture charges	533	124	533	1,863
Operating loss	(11,775)	(16,524)	(30,595)	(29,905)
Interest income	15	32	80	122
Interest expense	(1,082)	(659)	(5,182)	(1,617)
Other income (expense), net	304	(135)	104	(581)
Loss before income taxes	(12,538)	(17,286)	(35,593)	(31,981)
Income tax expense	2,310	47,393	3,199	42,948
Net loss	(14,848)	(64,679)	(38,792)	(74,929)

Series A convertible redeemable preferred dividends	480	—	1,055	—

Net loss attributable to common stockholders	$(15,328)	$(64,679)	$(39,847)	$(74,929)

Loss per common share:
Basic	$(0.41)	$(2.52)	$(1.17)	$(2.94)
Diluted	$(0.41)	$(2.52)	$(1.17)	$(2.94)

See notes to the condensed consolidated financial statements.

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data) (unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2009	25,895,679	$26	$174,917	$(690)	$(76,137)	$98,116
Proceeds from sale of stock - Employee Stock Purchase Plan	2,761	—	10	—	—	10
Issuance of restricted stock awards	1,012,000	1	10	—	—	11
Issuance of common stock to acquire businesses	10,927,869	11	33,319	—	—	33,330
Vesting of restricted stock units	377,228	—	—	—	—	—
Exercise of options	3,375	—	13	—	—	13
Cancellation of unvested restricted stock awards	(3,333)	—	—	—	—	—
Equity-based compensation	—	—	4,298	—	—	4,298
Accrual of preferred stock dividends	—	—	—	—	(1,055)	(1,055)
Net loss	—	—	—	—	(38,792)	(38,792)
Foreign currency translation adjustment	—	—	—	(668)	—	(668)
Balance at September 30, 2010	38,215,579	$38	$212,567	$(1,358)	$(115,984)	$95,263

 See notes to the condensed consolidated financial statements.

LECG CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(38,792)	$(74,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2,191	99
Depreciation and amortization of property and equipment	3,075	3,315
Amortization of intangible assets	1,027	534
Amortization of signing, retention and performance bonuses	11,958	13,338
Deferred taxes	332	53,008
Equity-based compensation	4,298	2,463
Restructuring charges	9,024	1,234
Goodwill and other asset impairments	5,217	9,939
Amortization of debt issuance costs and discounted obligations	2,476	—
Divestiture charges	533	1,739
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net of deferred revenue	(5,129)	(1,334)
Signing, retention and performance bonuses paid	(12,006)	(9,804)
Prepaid and other current assets	1,296	1,809
Income taxes receivable	13,549	(6,380)
Accounts payable and other accrued liabilities	(5,896)	(1,682)
Accrued compensation	(6,906)	(11,890)
Deferred compensation plan assets, net of liabilities	129	241
Other assets	(142)	(730)
Other liabilities	729	(97)
Net cash used in operating activities	(13,037)	(19,127)
Cash flows from investing activities:
Cash acquired from SMART merger	9,242	—
Payments for business acquisitions and intangible assets	(1,109)	(3,885)
Divestiture payments	(640)	(3,210)
Purchases of property and equipment	(1,924)	(1,053)
Proceeds from note receivable	446	422
Proceeds from disposals of assets	100	619
(Increase) decrease in restricted cash and other	(1,666)	8
Net cash provided by (used in) investing activities	4,449	(7,099)
Cash flows from financing activities:
Borrowings under revolving credit facility	7,000	43,000
Repayments under revolving credit facility	(19,000)	(27,000)
Repayments of term debt	(9,961)	—
Payment of loan fees	(202)	(2,243)
Proceeds from issuance of series A convertible redeemable preferred stock	25,000	—
Proceeds from option exercises or issuances of stock to employees and other	34	30
Net cash provided by financing activities	2,871	13,787
Effect of exchange rates on changes on cash	(298)	175
Decrease in cash and cash equivalents	(6,015)	(12,264)
Cash and cash equivalents, beginning of period	13,044	19,510
Cash and cash equivalents, end of period	$7,029	$7,246

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,596	$1,014
Cash paid for income taxes	$1,815	$1,900

Supplemental disclosures of non-cash investing and financing activities:
Note received for assets sold	$417	$—
Fair value of common stock issued in connection with SMART merger	$33,330	$—
Series A convertible redeemable preferred dividends	$1,055	$—

See notes to the condensed consolidated financial statements.

LECG CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Business and Basis of Presentation

LECG Corporation and its wholly-owned subsidiaries (collectively, the “Company”) is a global litigation, economics, consulting and business advisory, and governance, assurance, and tax expert service firm, with approximately 1,200 employees in 33 offices. The Company provides independent expert testimony, original authoritative studies, strategic financial advisory services, and innovative business consulting solutions to Fortune Global 500 corporations, middle market firms, AmLaw 100 law firms, and government agencies worldwide. The Company’s highly-credentialed experts and professional staff conduct economic and financial analyses and perform independent verification to provide objective opinions and advice that inform legislative, judicial, regulatory, and business decision makers.  The Company’s experts are renowned academics, former senior government officials, experienced industry leaders and seasoned consultants. Many of our consulting and business advisory professionals have come from national or international consulting and accounting firms, and have held senior-level executive or director positions prior to joining the Company. On March 10, 2010, the Company completed a merger (the “Merger”) with SMART Business Holdings, Inc. (“SMART”), a privately-held provider of business advisory services, which resulted in an expansion of services offered by the Company. See Note 2 to the condensed consolidated financial statements for further discussion regarding the Merger.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 should be read in conjunction with these condensed consolidated financial statements. The December 31, 2009 balance sheet was derived from the audited balance sheet included in the Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Simultaneous with the consummation of the Merger, SMART’s majority shareholder, Great Hill Equity Partners III, LP (“Great Hill Partners”), made a $25.0 million cash investment into the Company in exchange for 6,313,131 shares of Series A Convertible Redeemable Preferred Stock (the “Preferred Stock”).  In connection with the Merger, the Company also repaid in full the $19.0 million outstanding under its then-existing credit facility, terminated the credit facility and became co-borrower with SMART under a $40.8 million term loan agreement which matures on March 31, 2011 (the “Term Loan Agreement”).  During the three and nine months ended September 30, 2010, the Company made principal payments of $3.0 million and $10.0 million, respectively, and interest payments of $0.8 million and $1.7 million, respectively, under the terms of the Term Loan Agreement.

The Term Loan Agreement contains various covenants, including financial covenants regarding a total funded debt to EBITDA ratio, a minimum fixed charge ratio, and minimum EBITDA and cash balance requirements.  At September 30, 2010, the Company was not in compliance with the EBITDA-related covenants, due to a combination of accelerated and increased integration-related expenses, the timing of realization of the related cost savings associated with these integration activities, a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010.  In addition to the steps being taken to secure refinancing of the term debt, the Company is currently evaluating alternatives to address the covenant non-compliance, including ongoing discussions with the Company’s current lenders to seek an amendment to reset the covenant ratios or to obtain a temporary waiver, as necessary, under the Term Loan Agreement.  The breach of the EBITDA-related covenants has resulted in a default under the Term Loan Agreement which, if not cured or waived by the lenders, permits the lenders to declare the full outstanding debt amount to be immediately due and payable, together with accrued and unpaid interest.  The Company would have insufficient liquidity to satisfy full repayment of the outstanding balance in a timely manner, if the remaining payments were accelerated.

Given the relatively near-term maturity of the term debt, in June 2010 the Company began the process of seeking and evaluating alternatives to refinance the term debt through various banks and other financial institutions and signed a non-binding term sheet in September 2010 with a commercial bank.  On November 8, 2010, the Company received a commitment letter from the bank.  The commitment letter provides for a multi-year, senior secured revolving credit facility (the “Proposed Revolving Credit Facility”) of up to $35 million.  The amount the Company is eligible to borrow under the Proposed Revolving Credit Facility will be subject to ongoing sufficiency of the Company’s defined borrowing base, which is comprised of our eligible billed and unbilled accounts receivable.  The Company intends to use the proceeds from the Proposed Revolving Credit Facility to refinance the amounts outstanding under the Term Loan Agreement and to support its ongoing working capital needs.  The Company is currently evaluating if the Proposed Revolving Credit Facility allows sufficient borrowings to satisfy these purposes.

Upon completing its evaluation of the commitment letter, the Company expects to execute the letter and proceed to closing on or before December 31, 2010.  The closing of the Proposed Revolving Credit Facility is subject to certain conditions, as well as a minimum borrowing base and credit facility availability as of the date of closing.  There is no assurance that the Company will be able to successfully close the Proposed Revolving Credit Facility by December 31, 2010 or at all.  In addition, the Company may conclude that the anticipated available borrowings under the Proposed Revolving Credit Facility are not sufficient to meet its anticipated needs, in which case the Company may seek additional funding in the form of subordinated debt or other sources as may be permitted under either the current Term Loan Agreement or the Proposed Revolving Credit Facility.  If the Company is unsuccessful in closing the Proposed Revolving Credit Facility and, if necessary, obtaining additional financing in place of or in addition to the Proposed Revolving Credit Facility, the Company does not anticipate that it will have sufficient liquidity to repay the amounts outstanding under the Term Loan Agreement.  In that event, the Company’s ability to obtain the working capital required for its operations would be uncertain, and its results of operations, financial condition and cash flows could be materially and adversely affected. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.                                      SMART Merger

In the Merger transaction, the Company acquired 100% of SMART’s outstanding stock in exchange for 10,927,869 shares of the Company’s common stock, which had a value of $33.3 million based on the March 10, 2010 closing stock price of $3.05. The Company also assumed $42.8 million of SMART debt. Simultaneous with the consummation of the Merger, SMART’s majority shareholder, Great Hill Partners made a $25.0 million cash investment into the Company in exchange for Preferred Stock. See Note 11 to the condensed consolidated financial statements for further discussion regarding the Preferred Stock. As a result of the issuance of the common stock and Preferred Stock, Great Hill Partners owns a significant portion of the Company’s outstanding voting shares. Following the Merger, the Company also relocated its corporate headquarters to Devon, Pennsylvania during the three months ended September 30, 2010. The Company completed the Merger primarily to expand its services offered, gain market share, increase its talent pool of business consultants, and expand its client base to include SMART’s Fortune 200 customers. The combined company expects to generate improved financial performance, with incremental revenues from integrated service opportunities and SMART’s financial advisory and business consulting practices including technology, business process improvement, compensation and benefits, accounting, actuarial and tax, and cost reductions from synergies.

The Merger was accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). Assets acquired and liabilities assumed were recorded at their estimated fair values as of the closing date of March 10, 2010 and represented the Company’s best estimate based on the data available at that time. The purchase price totaled $76.2 million and was allocated to SMART’s net tangible assets acquired and liabilities assumed, and to identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible assets acquired and liabilities assumed and identifiable intangible assets was recorded as goodwill.

Total acquisition-related costs were $6.5 million, which included fees for legal, financial advisory, accounting, due diligence, tax, valuation, printing and other various services in connection with the transaction. The Company recorded $2.5 million of acquisition-related costs during the nine months ended September 30, 2010 in general and administrative expense within the condensed consolidated statement of operations and $4.0 million of acquisition-related costs prior to December 31, 2009 in general and administrative expense within the consolidated statement of operations.

The following table presents the adjusted purchase price allocation as of September 30, 2010 (in thousands):

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

Of the total estimated purchase price, $24.0 million has been allocated to the net tangible assets acquired and liabilities assumed, which included a fair value of $2.0 million related to unfavorable leases, $5.1 million has been allocated to the identifiable intangible assets acquired, which consist of the value assigned to SMART’s customer relationships of $4.9 million and trade name of $0.2 million, and $47.1 million has been allocated to goodwill, which primarily represents the value of the acquired workforce and the expected synergies from combining operations. The goodwill recorded as a result of the Merger is not expected to be deductible for tax purposes.

The following is a description of the methods used to determine the fair value of the intangible assets acquired from SMART:

•                  The value assigned to SMART’s customer relationships was established based on the excess earnings methodology of the income approach in order to capture the subject customers’ expected contribution to future earnings. In this method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. The forecast of revenue from existing customer relationships was based on the recent year’s sales and assumptions regarding future customer attrition and expected volume and price changes. The Company expects an average attrition rate of approximately 15% per year. Costs associated with the acquired customer revenue were based on specific margins and adjusted for the lower marketing expenses associated with sales to established customers. The excess earnings attributable to SMART’s customer relationships were discounted to present value using an estimated required rate of return.

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

The Company acquired SMART’s gross deferred tax assets of $24.8 million ($5.8 million net deferred tax assets), which consisted mostly of U.S. and foreign net operating loss carryforwards and tax basis in intangible assets. In addition, the Company recorded a deferred tax liability of $2.0 million related to amortizable intangible assets from the Merger. A full valuation allowance was recorded against certain deferred tax assets for SMART, as a result of the Company’s current assessment of its recoverability.

The accounts receivable balance at March 10, 2010 consists of gross contractual amounts of $24.2 million. The contractual cash flows not expected to be collected totaled $1.7 million.

The results of SMART have been included in the Company’s condensed consolidated financial statements since the Merger date. The following table presents SMART’s results included in the Company’s condensed consolidated statements of operations (in thousands):

	July 1, 2010-	March 11, 2010-
	September 30, 2010	September 30, 2010
Revenues	$24,286	$54,934
Net loss	$(1,274)	$(7,410)
Net loss attributable to common shareholders	$(1,274)	$(7,410)

The following summary of pro forma consolidated revenues, net loss and loss per share is presented as if the Merger had occurred at the beginning of each period presented. These unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the Merger been completed as presented (in thousands, except per share data):

	Supplemental pro forma
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$77,097	$87,641	$249,162	$275,159
Net loss	$(14,848)	$(64,356)	$(40,973)	$(74,318)
Net loss attributable to common shareholders	$(15,328)	$(64,842)	$(42,393)	$(75,750)
Loss per common share basic and diluted	$(0.41)	$(1.77)	$(1.24)	$(2.07)

3.                                      Summary of Significant Accounting Policies

Allowance for Bad Debts and Reserve for Unrealizable Revenue

Accounts receivable consists of unbilled and billed amounts due from clients, which are recognized net of a reserve for unrealizable revenue and an allowance for bad debts. The Company maintains a reserve for unrealizable revenue and an allowance for bad debts based on several factors, including the length of time receivables are past due, economic trends and conditions affecting the Company’s client base, specific knowledge of a client’s inability to meet its financial obligations, significant one-time events and historical write-off experience. The Company reviews the adequacy of its reserves on a quarterly basis. These estimates may be significantly different from actual results. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to the Company’s allowance might be required or its allowance may not be sufficient to cover actual write-offs.

The allowance for bad debts was $4.5 million and $2.0 million as of September 30, 2010 and December 31, 2009, respectively.

The reserve for unrealizable revenue was $5.3 million and $3.5 million as of September 30, 2010 and December 31, 2009, respectively.

Loss Per Common Share

Basic loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares as determined by the treasury stock method are included in the diluted loss per common share calculation to the extent these shares are dilutive. If the Company has a net loss for the period, common equivalent shares are excluded from the denominator because their effect on net loss would be anti-dilutive.

The following is a reconciliation of net loss and the number of shares used in the basic and diluted loss per share computations (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(14,848)	$(64,679)	$(38,792)	$(74,929)
Less: Series A convertible redeemable preferred share dividends	480	—	1,055	—
Net loss attributable to common shareholders	$(15,328)	$(64,679)	$(39,847)	$(74,929)

Weighted average shares outstanding
Basic	37,070	25,654	34,136	25,515
Effect of dilutive stock options, unvested restricted stock and preferred shares	—	—	—	—
Diluted	37,070	25,654	34,136	25,515
Loss per common share:
Basic	$(0.41)	$(2.52)	$(1.17)	$(2.94)
Diluted	$(0.41)	$(2.52)	$(1.17)	$(2.94)

Options to purchase approximately 4.7 million and 4.4 million shares were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted loss per share because they were anti-dilutive. Options to purchase approximately 4.4 million and 5.2 million shares were outstanding during the three and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted loss per share because they were anti-dilutive. The 6,313,131 shares of Preferred Stock were also not included in the computation of diluted loss per share because they were anti-dilutive.

Equity-Based Compensation

Stock option activity

Pursuant to the Merger agreement, the compensation committee of the Company’s board of directors approved the issuance of options to purchase 0.5 million shares of the Company’s common stock to employees of SMART. The options were granted effective April 1, 2010. During the nine months ended September 30, 2010, there were no other significant option grant issuances.

The weighted-average grant date fair value for stock options awarded to employees of SMART was $1.85 per share, resulting in a total value of $0.9 million, which will be expensed on a straight-line basis over a five year vesting period. The weighted-average exercise price of stock options granted to employees of SMART was $2.96 per share.

Black-Scholes assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that employs the assumptions and inputs appearing in the table below. Certain inputs are presented as the range of values for that input used throughout the periods presented. Expected volatility is measured using the historical volatility of the Company’s stock price over the historical period corresponding to the vesting period of the options. The expected term is calculated using FASB ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which permits the application of a “simplified” method based on the average of the vesting term and the contractual term of the option. The risk-free interest rate is based on published yields on U.S. Treasury securities with maturities commensurate with the expected term of the option. The assumptions used in calculating the fair value of options granted to employees of SMART are as follows:

Expected volatility	64.0%
Expected dividend rate	0%
Expected term (in years)	6.5
Risk-free interest rate	3.0%

There were no options granted during the three and nine months ended September 30, 2009.

Restricted stock activity

The compensation committee of the Company’s board of directors approved the issuance of 1.0 million shares of restricted stock to the Company’s chief executive officer effective May 3, 2010. The award provides that the restricted stock will vest over five years of continuous service with annual cliff vesting on the anniversary date of the grant in the following percentages: 10%, 15%, 20%, 25% and 30%. The grant date fair value of this restricted stock award was $3.3 million which will be expensed on a straight-line basis over the five-year vesting period.

Stock-based compensation expense

The following table summarizes equity-based compensation and its effect on direct costs, general and administrative expense and the Company’s loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Direct costs	$760	$1,006	$2,774	$2,963
General and administrative expense	632	(1,759)	1,524	(500)
Equity-based compensation effect on loss before income tax	1,392	(753)	4,298	2,463
Income tax benefit	—	—	—	—
Equity-based compensation effect on loss	$1,392	$(753)	$4,298	$2,463

Comprehensive Loss

Comprehensive loss represents the net loss plus other comprehensive gain (loss) income resulting from changes in foreign currency translation. The reconciliation of the Company’s comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(14,848)	$(64,679)	$(38,792)	$(74,929)
Foreign currency translation gain (loss)	192	348	(668)	852
Comprehensive loss	$(14,656)	$(64,331)	$(39,460)	$(74,077)

4.                                      New Accounting Pronouncement

In July 2010, the FASB issued guidance to improve the disclosures about the credit quality of financing receivables and the allowance for credit losses.  The objectives of the enhanced disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in financing receivables, how that risk is analyzed in determining the related allowance for loan losses, and changes to the allowance during the reporting period. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently determining the impact, if any, of this guidance on its condensed consolidated financial statements.

5.                                      Acquisition

On July 2, 2010, the Company acquired certain assets and assumed the lease-related liabilities of Bourne Business Consulting LLP and Bourne Business Consulting Limited (collectively, “Bourne”), a London-based independent business consultancy practice focusing on disputes, valuation, intellectual property and international tax matters. The purchase price was £4.1 million ($6.7 million), of which £2.0 million will be paid on or before April 1, 2011 and £0.8 million will be paid on or before July 1, 2011. The remaining purchase price includes certain contingent consideration, payable at regular intervals if certain performance targets are achieved over the measurement period, which runs through June 30, 2014. The Company completed the acquisition primarily to expand its European presence for specialists in valuation, transfer pricing, intellectual property and tax consulting and advice as an extension to the finance, risk, process and operations services currently provided. As a result of the acquisition, the Company recorded goodwill of $4.4 million and other intangible assets of $2.0 million within the condensed consolidated balance sheet at September 30, 2010. The results of Bourne have been included in the Company’s Consulting and Governance segment within its condensed consolidated financial statements since the acquisition date. The acquisition of Bourne was not considered material for pro forma disclosure purposes.

6.                                      Restricted Cash

The Company had $1.7 million of restricted cash as of September 30, 2010. The restricted cash consisted of pledged bank deposits to collateralize outstanding letters of credit and is included in other long-term assets within the condensed consolidated balance sheet.

7.                                      Goodwill and Other Intangible Assets

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

	Balance as of	Goodwill	Goodwill	Balance as of
	December 31, 2009	Acquired	Impairment	September 30, 2010
Goodwill	$121,663	$51,474	$—	$173,137
Accumulated goodwill impairment losses	(119,863)	—	(1,800)	(121,663)
Goodwill, net	$1,800	$51,474	$(1,800)	$51,474

During each of the three and nine months ended September 30, 2010, the Company recorded a goodwill impairment charge of $1.8 million related to its March 2007 acquisition of The Secura Group, LLC (“Secura Group”).

Goodwill, net, increased by $49.7 million during the nine months ended September 30, 2010 due to the goodwill recorded as a result of the Merger and the Bourne acquisition, both of which were partially offset by the goodwill write-off related to the Secura Group. All of the Company’s goodwill as of September 30, 2010 is included within its Consulting and Governance segment within its condensed consolidated financial statements.

Other intangible assets are as follows (in thousands):

	September 30, 2010			December 31, 2009
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value (1)	Amortization (1)	Value	Value (1)	Amortization (1)	Value
Customer relationships	$13,505	$(4,760)	$8,745	$6,495	$(4,081)	$2,414
Other identifiable intangible assets	1,627	(1,151)	476	1,626	(962)	664
Total	$15,132	$(5,911)	$9,221	$8,121	$(5,043)	$3,078

(1)                                 Fully-amortized intangible assets are eliminated from the gross and accumulated amortization amounts in the period that the intangible asset is fully amortized.

Other intangible assets, net, increased by $6.1 million during the nine months ended September 30, 2010 primarily due to the Merger and the Bourne acquisition.

The aggregate amortization expense for the three and nine months ended September 30, 2010 was $0.5 million and $1.0 million, respectively. The expected future intangible asset amortization expense based on existing intangible assets as of September 30, 2010 is as follows (in thousands):

2010 (three months)	$356
2011	1,388
2012	1,313
2013	1,218
2014	1,028
2015	895
Thereafter	3,023
Total	$9,221

8.                                      Accrued Compensation

Accrued compensation consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Expert compensation	$15,760	$15,967
Project origination fees	7,939	10,736
Vacation payable	4,137	2,098
Professional staff compensation	1,016	1,157
Administrative staff compensation	1,530	3,727
Signing, retention and performance bonuses payable	7,526	9,892
Other payroll liabilities	3,951	1,786
Total accrued compensation	$41,859	$45,363

9.                                      Debt

Debt outstanding is as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Term debt	$30,801	$—
Subordinated promissory notes	2,287	—
Credit facility	—	12,000
	$33,088	$12,000

All debt as of September 30, 2010 is due within one year.

Term debt

In connection with the Merger, the Company entered into the Term Loan Agreement and became a co-borrower with SMART Business Advisory and Consulting, LLC under the Term Loan Agreement with Bank of Montreal (“BMO”) and the syndicate bank members. The Term Loan Agreement provides for a $40.8 million term loan which matures on March 31, 2011 and is guaranteed by the Company and its domestic subsidiaries. The Term Loan Agreement also allows the Company to seek up to an additional $10.0 million of subordinated debt, subject to certain repayment and maturity restrictions. The Term Loan Agreement required a $4.0 million principal payment at closing, and subsequent quarterly principal payments of $3.0 million beginning on June 30, 2010 through December 31, 2010. Also, cash balances in excess of certain amounts at each quarter-end must be used to make additional principal payments. The remaining outstanding principal balance is due in full on March 31, 2011. During the three and nine months ended September 30, 2010, the Company made principal payments of $3.0 million and $10.0 million, respectively, and interest payments of $0.8 million and $1.7 million, respectively.

Under the Term Loan Agreement, interest is payable quarterly at a rate consisting of the Base Rate plus 6.5%. The Base Rate is defined as the greater of (i) 3.0%, (ii) BMO’s prevailing prime commercial rate, (iii) the Federal Funds rate plus 0.5%, or (iv) LIBOR plus 1.5%. The interest rate in effect as of September 30, 2010 was 9.5%. During the nine months ended September 30, 2010, the Company paid $0.2 million in fees related to this Amendment, and will pay an additional $0.2 million on March 31, 2011. Also, if the Company achieves a trailing 12-month EBITDA of $15.0 million or greater, BMO is entitled to an additional payment of $1.0 million.

The Term Loan Agreement contains various covenants, including financial covenants regarding a total funded debt to EBITDA ratio, a minimum fixed charge ratio, and minimum EBITDA and cash balance requirements. At September 30, 2010, the Company was not in compliance with the EBITDA-related covenants, due to a combination of accelerated and increased integration-related expenses, the timing of realization of the related cost savings associated with these integration activities, a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010. See Note 1 to the condensed consolidated financial statements for further discussion.

Subordinated promissory notes

In connection with the Merger, the Company also assumed subordinated promissory notes that are owed to certain active and former employees of SMART with an aggregate face amount of $2.3 million and a stated interest rate of 5.0%. These notes are payable no later than May 15, 2014.

Credit facility

At December 31, 2009, the Company had $12.0 million in outstanding borrowings under its revolving credit facility (the “Facility”) and $1.6 million in outstanding standby letters of credit. In connection with the Merger, the Company repaid in full the $19.0 million outstanding under the Facility and used $1.8 million to collateralize the outstanding letters of credit. The collateral is reflected as restricted cash in other long-term assets within the condensed consolidated balance sheet. The Facility was terminated, and the unamortized portion of capitalized loan fees, totaling $1.6 million, was expensed during the three months ended March 31, 2010.

10.                               Commitments and Contingencies

Legal proceedings

The Company is party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful termination by experts and professional staff who formerly worked for the Company and claims for payment of disputed amounts relating to agreements in which the Company has acquired businesses. In accordance with GAAP, the Company has recorded a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, and has not recorded a liability for matters for which the outcome is uncertain and the Company is unable to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. In the Company’s opinion, the outcome of the proceedings for which it has not recorded a liability, individually and in the aggregate, would not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Business acquisitions and certain expert hires

The Company made commitments in connection with its historical business acquisitions that require it to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other interval.

The accrued purchase price payable, the potential remaining purchase price payments at September 30, 2010, and the date of any final or potential payments by acquisition, are as follows (in thousands):

		Accrued purchase	Potential remaining	Date of final
	Acquisition	price payable at	purchase price	or potential
	Date	September 30, 2010 (1)	payments (2)	payments
Bourne	July 2010	$6,702	$—	June 2014
Secura Group	March 2007	100	—	March 2011
Neilson Elggren	November 2005	—	1,500	December 2010
Total		$6,802	$1,500

(1)                                 Included in “Payable for business acquisitions” within the condensed consolidated balance sheet.

(2)                                 Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

Significant expert retention and performance bonus contingencies

In the second half of 2009 and the first half of 2010, the Company entered into amended employment agreements with several experts and has made or is committed to make the following retention payments or performance-related payments if certain criteria are achieved at various measurement periods from 2010 to 2013. All such retention and performance payments will only be made if the expert is an employee of the Company on the payment date. Also, these payments are subject to amortization and repayment if the expert voluntarily terminates or is terminated for cause, generally from the time the payment is made through 2017. The table below presents the payments due by the years ending December 31 (in thousands):

Year	Retention	Performance	Total
2010 (three months)	$1,875	$—	$1,875
2011	1,800	5,100	6,900
2012	500	1,725	2,225
2013	500	4,600	5,100
Total	$4,675	$11,425	$16,100

Tax contingencies

In 2007, the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004, and its 2005 withholding tax return, and issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, its U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by Company personnel outside of Argentina on client-related matters, and to require withholding tax on certain payments by LECG BA for services rendered by Company personnel outside of LECG BA. In 2008, the Company elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving its right to defend its position in Argentine tax court. The Company recorded the payments made to the AFIP, which equaled $2.8 million at September 30, 2010 due to the effect of foreign exchange, in other long-term assets within the condensed consolidated balance sheets.

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

On September 9, 2010, LECG BA-LECG LLC filed the refund claim with the National Tax Court due to the omission of the AFIP to decide the refund claim submitted by the Company in June 2008. On September 16, 2010, LECG BA was served notice of the denial by the AFIP of the refund claim filed in June 2008 (Resolución 122/2010). The denial was based on the formal objection to the evidence (documentation) presented by the Company, but the AFIP did not analyze the legal/tax arguments on which the Company based the refund claim. On October 7, 2010, the Company filed an appeal to Resolución 122/2010 with the National Tax Court.  In the Company’s opinion, none of these recent developments will have a financial statement impact as they are only administrative in nature and do not have any effect on the validity of the Company’s position in these matters.

If the National Tax Court ultimately finds in favor of the Argentine Government, the tax paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on the Company’s U.S. tax return and would result in a deferred tax asset, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period, beginning with the year to which the credit relates. The Company believes that it properly reported these transactions in its Argentine tax returns and has assessed that its position in this matter will be sustained. Accordingly, the Company has not recognized any additional tax liability in connection with this matter at September 30, 2010.

11.                               Series A Convertible Redeemable Preferred Stock

Simultaneous with the consummation of the Merger, SMART’s majority shareholder, Great Hill Partners made a $25.0 million cash investment into the Company in exchange for 6,313,131 shares of Preferred Stock. The Preferred Stock is convertible share-for-share into the Company’s common stock and provides a cumulative 7.5% annual dividend, payable in additional shares of Preferred Stock or, at the Company’s option, in cash, as long as the Company has sufficient cash to make such distribution without breaching the terms of any contract for borrowed money indebtedness and such cash is legally available. Dividends accrue from the date of issuance of the Preferred Stock and are payable quarterly, in arrears, on the last day of March, June, September and December. Any accrued but unpaid dividends compound quarterly. The Company recorded $0.5 million and $1.1 million in dividends for the three and nine months ended September 30, 2010, respectively.

The dividend rate will increase from 7.5% per annum to 16% per annum if:

•                  The Company pays or declares any dividend or any other distribution on the common stock (other than dividends or distributions paid in additional shares of common stock) or, subject to limited exceptions, purchases, redeems or otherwise acquires any of the Company’s capital stock, unless and until full dividends on the Preferred Stock have been paid or declared and set apart;

•                  The Company incurs or permits any subsidiary to incur, directly or indirectly, any indebtedness for borrowed money that would result in the Company having, as of immediately following the incurrence of such indebtedness, indebtedness in excess of the greater of: (A) $75.0 million or (B) 2.5 times the amount of the Company’s EBITDA for the most recently completed fiscal year for which audited financial statements are available; or

•                  The Company does not make full payment of the redemption price, on any required redemption date, in connection with the election by any holder of shares of the Preferred Stock to cause the Company to redeem any shares of the Preferred Stock as described below.

The holders of a majority of the then outstanding shares of the Preferred Stock are permitted to waive the increase in the dividend rate with respect to any event and any such waiver will be binding on all holders of shares of the Preferred Stock.

Liquidation preference

If the Company was to voluntarily or involuntarily dissolve or liquidate, the holders of its Preferred Stock would be entitled to receive, prior and in preference to any distribution of the Company’s assets to the holders of its common stock, an amount per share equal to the greater of:

•                  $3.96 (as adjusted for any stock splits, stock dividends, combinations, recapitalizations or other similar transactions) plus all accrued and unpaid cumulative dividends on such share; or

•                  the amount which such holder of the Preferred Stock would have received assuming all shares of the Preferred Stock had been converted into common stock at the then applicable conversion price immediately prior to any such dissolution or liquidation.

If the Company has insufficient funds to distribute to the holders of its Preferred Stock, then all of the funds legally available for distribution by the Company shall be distributed pro rata among the holders of the Preferred Stock in proportion to the preferential amount each such holder is entitled to receive.

Deemed liquidations

Certain events will also be treated as a liquidation or dissolution of the Company, entitling the holders of the Preferred Stock to receive the liquidation payment described above. These events include: (i) a reorganization, consolidation or merger in which the Company is not the surviving entity; (ii) any other transaction in which the holders of the Company’s outstanding capital stock entitled to vote for the election of members of the Company’s board of directors immediately prior to such transaction do not hold a majority of the outstanding capital stock of the surviving or resulting entity entitled to vote for the election of members of the board of directors of the surviving or resulting entity; and (iii) any sale, conveyance or transfer of all or substantially all of the Company’s assets or business.

Conversion

A holder of the Preferred Stock has the option to convert each share of the Preferred Stock at any time into shares of common stock, at an initial conversion price of $3.96 per share. The conversion price will be equitably adjusted in the event that the Company’s common stock is subdivided, combined or consolidated or in the event that the Company’s common stock is changed into the same or a different number of shares of any other class or classes of stock or other securities or property.

The Company may also require the conversion of the Preferred Stock, in whole or in part, by sending written notice to the holders of the Preferred Stock at any time after the second anniversary of the first date of issuance of shares of the Preferred Stock, if (i) the trading volume of the Company’s common stock averages at least 100,000 shares per trading day over the immediately preceding 30 trading day period (as adjusted for stock dividends, combination or splits with respect to the common stock), and (ii) the daily volume-weighted average price per share of the Company’s common stock for at least 20 of the 30 trading days preceding the date that the Company sends its notice requesting conversion exceeds two times the then current conversion price of the Preferred Stock.

Voting

Except as otherwise required by law, the holders of the Preferred Stock vote (on an as-if converted to common stock basis) on all matters voted on by the holders of common stock. In addition, the holders of the Preferred Stock vote separately as a class in certain circumstances, as set forth in the certificate of designations.

12.                              Restructuring Charges

As a result of the Merger, the Company identified and began pursuing opportunities for cost savings through office consolidations and workforce reductions, in order to improve operating efficiencies across the Company’s combined businesses. Part of the anticipated cost savings will result from the relocation of the Company’s corporate headquarters to Devon, Pennsylvania, which occurred during the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company continued with several other initiatives, including the consolidation of certain office locations, the closure of certain other offices, and a workforce reduction of administrative staff in the Emeryville office, all of which were partially offset by replacement hires in Devon, Pennsylvania.

During the three and nine months ended September 30, 2010, the Company recorded restructuring charges of $1.9 million and $9.0 million, respectively. Restructuring charges for the three months ended September 30, 2010 primarily consisted of $0.5 million of one-time termination benefits and $1.0 million of contract termination costs, while restructuring charges for the nine months ended September 30, 2010 primarily consisted of $3.7 million of one-time termination benefits and $4.2 million of contract termination costs. The Company does not anticipate any additional significant charges through early 2011. Of the $9.0 million in restructuring charges recorded during the nine months ended September 30, 2010, $7.4 million required current and future cash outlays and $1.6 million was non-cash related.

During the three and nine months ended September 30, 2009, the Company recorded restructuring charges of $4.0 million and $5.5 million, respectively, primarily related to contract termination costs and one-time termination benefits.

A reconciliation of the liability related to restructuring charges, which is included in other liabilities within the condensed consolidated balance sheets, is as follows (in thousands):

	One-time	Contract	Other
	termination	termination	associated
	benefits	costs	costs	Total
Liability at December 31, 2009	$—	$1,605	$—	$1,605
SMART acquisition accounting	—	2,339	—	2,339
Restructuring charges	3,691	4,197	1,136	9,024
Cash payments	(2,758)	(2,223)	—	(4,981)
Write-off of assets	—	—	(1,136)	(1,136)
Other adjustments	(51)	544	—	493
Liability at September 30, 2010	$882	$6,462	$—	$7,344

13.                              Other Impairments

During the three and nine months ended September 30, 2010, the Company recorded other impairment charges in the amount of $0.4 million and $3.4 million, respectively, primarily related to the impairment of certain non-trade receivables.

During the three and nine months ended September 30, 2009, the Company recorded other impairment charges in the amount of $8.7 million and $9.9 million, respectively, primarily related to the impairment of unearned bonuses and certain client receivables.

14.                              Divestiture Charges

During each of the three and nine months ended September 30, 2010, the Company recorded a charge of $0.5 million related to the divestiture of its Australia and New Zealand operations. The cash flows from the Australia and New Zealand operations were not material to the Company’s consolidated revenues, gross profit or net loss.

During the three months ended September 30, 2009, the Company recorded a charge of $0.1 million related to the divestiture of its Canadian practice. During the nine months ended September 30, 2009, the Company recorded a charge of $1.9 million related to the divestiture of its Canadian practice and the February 2008 divestiture of a portion of its practice in Milan, Italy.

15.                              Income Taxes

As a result of the Merger, the Company acquired SMART’s gross deferred tax assets of $24.8 million, which consisted mostly of U.S. and foreign net operating loss carryforwards, the use of which may be subject to limitations pursuant to Section 382 of the Internal Revenue Code, and tax basis in intangible assets. In addition, the Company recorded a deferred tax liability of $2.0 million related to amortizable intangibles from the Merger. A full valuation allowance was recorded against certain deferred tax assets for SMART, as a result of the Company’s current assessment of its recoverability.

The Company’s deferred tax assets are generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangible assets which were impaired for financial statement purposes during 2008. Tax amortization from these assets, if not offset with current taxable income, creates a net operating loss with a 20-year carryforward period for federal tax purposes. At September 30, 2010, the Company reviewed its deferred tax assets, as well as projected taxable income, for recovery using the “more likely than not” approach by assessing the available evidence surrounding its recoverability. The Company considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results, which included the net loss for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008. Even though the Company projects income in future years, based on the current economic environment and the difficulty of accurately projecting taxable income, the Company determined that it was still “more likely than not” that its net deferred tax assets may not be realized. Consequently, as of September 30, 2010, the Company has retained a full valuation allowance against certain deferred tax assets, including those acquired in the Merger. However, SMART’s historical goodwill had a carryover tax basis as of the Merger date that resulted in an increase in the Company’s deferred tax liability in the amount of $0.3 million, which represents the tax amortization of such goodwill through September 30, 2010 for which there is no book deduction. The Company is precluded from considering this as a source of taxable income in the future which could then be offset by the Company’s deferred tax assets because there is no scheduled reversal of the deferred tax liability. In future periods, if the Company begins to generate taxable income and it determines that the deferred tax asset is more likely than not to be recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal. The income tax expense for the nine months ended September 30, 2010 represents the amount of tax that the Company expects to pay on taxable income generated in foreign jurisdictions during the period, the deferred tax expense from the amortization of goodwill, the tax basis of which was carried over from SMART as a result of the Merger, and adjustments related to prior periods.

16.                              Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short-term maturity of the cash equivalents.

Debt

The fair value of the Company’s term debt approximates its carrying value, as it is variable-rate debt. The fair value of the Company’s subordinated promissory notes approximates its carrying value, as the effective interest rate is comparable to rates currently available to the Company for debt with a similar maturity and collateral requirement.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$7,029	$7,029	$13,044	$13,044

Financial liabilities:
Term debt	$30,801	$30,801	$—	$—
Subordinated promissory notes	2,287	2,287	—	—
Credit facility	—	—	12,000	12,000

17.                              Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures,” establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•                  Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•                  Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals.

•                  Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the condensed consolidated balances sheet at September 30, 2010 (in thousands):

					Total
					Reduction in
	Quoted Prices in				Fair Value
	Active Markets for	Significant Other	Significant		Recorded at
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	September 30, 2010	September 30,
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	2010
Assets:
Goodwill	$—	$—	$51,474	$51,474	$(1,800)
					$(1,800)

During each of the three and nine months ended September 30, 2010, the Company recorded a goodwill impairment charge of $1.8 million related to its March 2007 acquisition of the Secura Group. The goodwill impairment loss was measured as the difference between the carrying value of goodwill over its implied fair value.  In determining the implied fair value of goodwill, the Company first determined the fair value of the reporting unit to which the recorded goodwill was attributed and then allocated the reporting unit’s fair value to the individual assets and liabilities comprising the reporting unit based on the fair value of each asset and liability, determined as of the impairment testing date.  As the fair value of the reporting unit was less than the amounts allocated to its assets and liabilities, the implied fair value of goodwill for that reporting unit was zero.  The fair value of the reporting unit was determined using an income-based valuation methodology.

18.                              Segment Reporting

Prior to the Merger, the Company managed its business in two operating segments: Litigation, Forensics and Finance (formerly known as Finance and Accounting Services) and Economics and Dispute Resolution (formerly known as Economics Services). As a result of the Merger, the Company formed the Consulting and Governance segment, which is composed of the historical SMART consulting, business advisory, governance, assurance and tax practices. Below is a description of the Company’s three operating segments and their components:

Litigation, Forensics and Finance segment is composed of the electronic discovery, financial services, forensic accounting, healthcare, higher education, intellectual property, and international finance and accounting services sectors, as follows:

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

•                 International finance and accounting services—provides expert finance and accounting services to clients outside of the U.S., with particular emphasis on investigations, damages analysis and expert testimony in international arbitrations.

Economics and Dispute Resolution segment is composed of the energy and environment, global competition, labor and employment, regulated industries, and securities sectors, as follows:

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

Consulting and Governance segment is composed of the consulting and business advisory and the governance, assurance and tax sectors, as follows:

•                 Consulting and Business Advisory— provides financial, operational and technology solutions, which improve business processes, leverage enabling technology and addresses human capital issues for corporate clients and government agencies in a broad range of industries including commercial services, healthcare, higher education, insurance, life sciences, and manufacturing.

•                 Governance, Assurance and Tax—provides broad-based accounting services to a broad range of clients in many industries, including insurance and financial services, commercial services, healthcare, higher education, life sciences and manufacturing. Tax solutions include a full range of federal, state and local, sales and use, personal property, real estate and international tax services. Other services include internal and external audit, compliance advisory, compensation and benefits services and actuarial services.

All segment revenues are generated from external clients and there are no intersegment revenues or expenses. The Company does not allocate general and administrative expense to its segments.

Summarized financial information by segment for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except percentages):

	Three months ended September 30,
	2010				2009
	Litigation, Forensics and Finance	Economics and Dispute Resolution	Consulting and Governance (1)	Total	Litigation, Forensics and Finance	Economics and Dispute Resolution	Total
Fee-based revenues, net	$30,751	$17,551	$25,169	$73,471	$35,384	$24,808	$60,192
Reimbursable revenues	1,556	978	1,092	3,626	1,766	765	2,531
Revenues	32,307	18,529	26,261	77,097	37,150	25,573	62,723

Direct costs	23,082	15,790	16,390	55,262	26,518	18,598	45,116
Reimbursable costs	1,586	927	1,201	3,714	1,760	752	2,512
Cost of services	24,668	16,717	17,591	58,976	28,278	19,350	47,628

Gross profit	$7,639	$1,812	$8,670	18,121	$8,872	$6,223	15,095

Gross margin	23.6%	9.8%	33.0%	23.5%	23.9%	24.3%	24.1%
Charges not allocated at the segment level:
General and administrative				23,756			17,518
Depreciation and amortization				1,474			1,239
Restructuring charges				1,916			4,019
Goodwill impairment				1,800			—
Other impairments				417			8,719
Divestiture charges				533			124
Interest income				(15)			(32)
Interest expense				1,082			659
Other (income) expense, net				(304)			135
Loss before income taxes				$(12,538)			$(17,286)

	Nine months ended September 30,
	2010				2009
	Litigation, Forensics and Finance	Economics and Dispute Resolution	Consulting and Governance (1)	Total	Litigation, Forensics and Finance	Economics and Dispute Resolution	Total
Fee-based revenues, net	$100,559	$65,794	$54,086	$220,439	$108,478	$81,100	$189,578
Reimbursable revenues	4,721	2,730	2,823	10,274	4,940	2,379	7,319
Revenues	105,280	68,524	56,909	230,713	113,418	83,479	196,897

Direct costs	76,641	52,695	35,691	165,027	84,451	58,393	142,844
Reimbursable costs	4,707	2,546	2,991	10,244	5,096	2,607	7,703
Cost of services	81,348	55,241	38,682	175,271	89,547	61,000	150,547

Gross profit	$23,932	$13,283	$18,227	55,442	$23,871	$22,479	46,350

Gross margin	22.7%	19.4%	32.0%	24.0%	21.0%	26.9%	23.5%
Charges not allocated at the segment level:
General and administrative				67,161			55,125
Depreciation and amortization				4,102			3,849
Restructuring charges				9,024			5,479
Goodwill impairment				1,800			—
Other impairments				3,417			9,939
Divestiture charges				533			1,863
Interest income				(80)			(122)
Interest expense				5,182			1,617
Other (income) expense, net				(104)			581
Loss before income taxes				$(35,593)			$(31,981)

(1)         Results for the Consulting and Governance segment during the nine months ended September 30, 2010 represent activity from March 11, 2010 to September 30, 2010. Also, since the Merger was completed on March 10, 2010, no prior period comparative results are presented for this segment.

Revenues from the Company’s U.S. operations were $60.6 million and $186.1 million for the three and nine months ended September 30, 2010, respectively, while revenues from the Company’s international operations were $16.5 million and $44.6 million for the three and nine months ended September 30, 2010, respectively.

19.                              Subsequent Events

At September 30, 2010, the Company was not in compliance with the EBITDA-related covenants of its Term Loan Agreement, due to a combination of accelerated and increased integration-related expenses, the timing of realization of the related cost savings associated with these integration activities, a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010.

Also, given the relatively near-term maturity of the term debt, in June 2010 the Company began the process of seeking and evaluating alternatives to refinance the term debt through various banks and other financial institutions and signed a non-binding term sheet in September 2010 with a commercial bank.  On November 8, 2010, the Company received a commitment letter from the bank. See Note 1 to the condensed consolidated financial statements for further discussion of both the non-compliance with the debt covenants and an update on the refinancing efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this Quarterly Report on Form 10-Q concerning our future business, operating and financial condition and statements using the terms “believes”, “expects”, “will”, “could”, “plans”, “anticipates”, “estimates”, “predicts”, “intends”, “potential”, “continue”, “should”, “may”, or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Report. There may be events in the future that we are not able to accurately predict or control that may cause actual results to differ materially from our current expectations. Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) our ability to successfully attract, integrate and retain our experts and professional staff, (2) dependence on key personnel, (3) successful management and utilization of professional staff, (4) dependence on growth of our service offerings, (5) our ability to maintain and attract new business, (6) our ability to maintain and comply with the covenants under our credit facility, (7) the cost and contribution of additional hires and acquisitions, (8) risks relating to the recent closing of our merger (the “Merger”) with SMART Business Holdings, Inc. (“SMART”) and our ability to successfully integrate the service offerings, professional staff, facilities and culture of the merged organizations, (9) successful administration of our business and financial reporting capabilities including maintaining effective internal control over financial reporting, (10) potential professional liability, (11) intense competition, (12) risks inherent in international operations, (13) risks inherent in successfully transitioning and managing our restructured business, and (14) risks relating to our ability to refinance our debt. Further information on these and other potential risks that could affect our financial results are described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this Report under Item 1A. “Risk Factors.” We cannot guarantee any future results, levels of activity, performance or achievement. We undertake no obligation to update any of these forward-looking statements after the date of this Report.

General

We are a global litigation, economics, consulting and business advisory, and governance, assurance, and tax expert service firm, with approximately 1,200 employees in 33 offices. We provide independent expert testimony, original authoritative studies, strategic financial advisory services, and innovative business consulting solutions to Fortune Global 500 corporations, middle market firms, AmLaw 100 law firms, and government agencies worldwide. Our highly-credentialed experts and professional staff conduct economic and financial analyses and perform independent verification to provide objective opinions and advice that inform legislative, judicial, regulatory, and business decision makers. Our experts are renowned academics, former senior government officials, experienced industry leaders and seasoned consultants. Many of our consulting and business advisory professionals have come from national or international consulting and accounting firms, and have held senior-level executive or director positions prior to joining us.

Overview

As a result of our Merger, we increased our revenue base and expanded our areas of practice.  We also significantly increased our cost structure and assumed additional debt.

In connection with the Merger, we also repaid in full the $19.0 million outstanding under our then-existing credit facility, terminated the credit facility and became co-borrower with SMART under a $40.8 million term loan agreement which matures on March 31, 2011 (the “Term Loan Agreement”).  During the three and nine months ended September 30, 2010, we made principal payments of $3.0 million and $10.0 million, respectively, and interest payments of $0.8 million and $1.7 million, respectively, under the terms of the Term Loan Agreement.

Given the relatively near-term maturity of the term loan, in June 2010 we began the process of seeking and evaluating alternatives to refinance the term debt through various banks and other financial institutions and signed a non-binding term sheet in September 2010 with a commercial bank.  On November 8, 2010, we received a commitment letter from the bank.  The commitment letter provides for a multi-year, senior secured revolving credit facility (the “Proposed Revolving Credit Facility”) of up to $35 million.  The amount we are eligible to borrow under the Proposed Revolving Credit Facility will be subject to ongoing sufficiency of our defined borrowing base, which is comprised of our eligible billed and unbilled accounts receivable.  We intend to use the proceeds from the Proposed Revolving Credit Facility to refinance the amounts outstanding under the Term Loan Agreement and to support our ongoing working capital needs.  We are currently evaluating if the Proposed Revolving Credit Facility allows sufficient borrowings to satisfy these purposes.

Upon completing our evaluation of the commitment letter, we expect to execute the letter and proceed to closing on or before December 31, 2010.  The closing of the Proposed Revolving Credit Facility is subject to certain conditions, as well as minimum borrowing base and credit facility availability as of the date of closing.  There is no assurance that we will be able to successfully close the Proposed Revolving Credit Facility by December 31, 2010 or at all.  In addition, we may conclude that the anticipated available borrowings under the Proposed Revolving Credit Facility are not sufficient to meet our anticipated needs, in which case we may seek additional funding in the form of subordinated debt or other sources as may be permitted under either our current Term Loan Agreement or the Proposed Revolving Credit Facility.

The Term Loan Agreement contains various covenants, including financial covenants regarding a total funded debt to EBITDA ratio, a minimum fixed charge ratio, and minimum EBITDA and cash balance requirements.  At September 30, 2010, we were not in compliance with the EBITDA-related covenants, due to a combination of accelerated and increased integration-related expenses, the timing of realization of the related cost savings associated with these integration activities, a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010.  In addition to the steps being taken to finalize the Proposed Revolving Credit Facility, we are currently evaluating alternatives to address the covenant non-compliance, including ongoing discussions with our current lenders to seek an amendment to reset the covenant ratios or to obtain a temporary waiver, as necessary, under our Term Loan Agreement.  The breach of the EBITDA-related covenants has resulted in a default under the Term Loan Agreement.  If not cured or waived, the lenders under the Term Loan Agreement may declare the full outstanding debt amount to be immediately due and payable, together with accrued and unpaid interest.  We would have insufficient liquidity to satisfy full repayment of the outstanding balance in a timely manner, if the remaining payments were accelerated.

Recent Developments

Recent Acquisition

On July 2, 2010, we acquired certain assets and assumed the lease-related liabilities of Bourne Business Consulting LLP and Bourne Business Consulting Limited (collectively, “Bourne”), a London-based independent business consultancy practice focusing on disputes, valuation, intellectual property and international tax matters. The purchase price was £4.1 million ($6.7 million), of which £2.0 million will be paid on or before April 1, 2011 and £0.8 million will be paid on or before July 1, 2011. The remaining purchase price includes certain contingent consideration, payable at regular intervals if certain performance targets are achieved over the measurement period, which runs through June 30, 2014. We completed the acquisition primarily to expand our European presence for specialists in valuation, transfer pricing, intellectual property and tax consulting and advice as an extension to the finance risk, process and operations services currently provided. As a result of the acquisition, we recorded goodwill of $4.4 million and other intangible assets of $2.0 million within the condensed consolidated balance sheet at September 30, 2010. The results of Bourne have been included in our Consulting and Governance segment within our condensed consolidated financial statements since the acquisition date.

Our Operations

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

•                  amortization of signing bonuses and forgivable loans, retention bonuses, and performance bonuses, most of which are subject to vesting over time; and

•                  equity-based compensation.

Reimbursable costs are costs that are reimbursable by clients, including travel, document reproduction, subscription data services, and costs incurred for services provided by others.

Hourly fees charged by the professional staff that support our experts, rather than the hourly fees charged by our experts, generate a majority of our gross profit. Most of our experts are compensated based on a percentage of their billings from 30% to 100%, averaging approximately 72% of their individual billings on particular projects during the nine months ended September 30, 2010 and 2009. Such experts are paid when we have received payment from our clients. We refer to these experts as at-risk experts. Some of our experts are compensated based on a percentage of performance targets such as revenue or gross margin associated with engagements generated by an expert or a group of experts. Experts not on either of these compensation models are compensated under a salary plus performance-based bonus model. Managing Directors acquired in the Merger are compensated on a salary plus performance-based bonus model, which is dictated by the underlying performance of their respective business sectors. We make advance payments, or draws, to many of our non-salaried experts, and any outstanding draws previously paid to experts are deducted from the experts’ fee payments. We recognize an estimate of compensation expense for expert advances that we consider may ultimately be unrecoverable. In some cases, we guarantee an expert’s draw at the inception of their employment for a period of time, which is typically one year or less. In such cases, if the expert’s earnings do not exceed their draws within a reasonable period of time prior to the end of the guarantee period, we recognize an estimate of the compensation expense we will ultimately incur by the end of the guarantee period.

Because of the manner in which we pay our experts, our gross profit is significantly dependent on the margin on our professional staff services. The number of professional staff and the level of experience of professional staff assigned to a project will vary depending on the size, nature and duration of each engagement. We manage our personnel costs by monitoring engagement requirements and utilization of the professional staff. As an inducement to encourage experts to utilize our professional staff, experts generally receive project origination fees. Such fees are based primarily on a percentage of the collected professional staff fees. Project origination fees can also include a percentage of the collected expert fees for those experts acting in a support role on an engagement. These fees have averaged 10% of professional staff revenues during each of the nine months ended September 30, 2010 and 2009. Experts are generally required to use our professional staff unless the skills required to perform the work are not available through us. In these instances we engage outside individual or firm-based consultants, who are typically compensated on an hourly basis. Both the revenue and the cost resulting from the services provided by these outside consultants are recognized in the period in which the services are performed.

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

Critical Accounting Policies

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our condensed consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the policies described below as critical accounting policies, which require us to make significant judgments, estimates and assumptions.

We believe that the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our condensed consolidated financial statements, the resulting changes could have a material adverse effect on our results of operations and, in certain situations, could have a material adverse effect on our financial condition.

The development and selection of the critical accounting policies, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors.

Revenue recognition

Revenues include all amounts earned that are billed or billable to clients, including reimbursable expenses, and are reduced for amounts related to work performed that are estimated to be unrealizable. Expert revenues consist of revenues generated by experts who are our employees as well as revenues generated by experts who are independent contractors.

Revenues primarily arise from time and expense contracts, which are recognized in the period in which the services are performed. We also enter into certain performance-based contracts for which performance fees are dependent upon a successful outcome, as defined by the consulting engagement. Revenues related to performance-based fee contracts are recognized in the period when the earnings process is complete and we have received payment for the services performed under the contract. Revenues are also generated from fixed price contracts, which are recognized as the agreed upon services are performed. Fixed price and performance-based contract revenues are not a material component of total revenues.

We recognize revenues net of an estimate for amounts that will not be collected from the client due to fee adjustments. This estimate is based on several factors, including our historical percentage of fee adjustments and review of unbilled and billed receivables. These estimates are reviewed by us on a quarterly basis.

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

Equity-based compensation

We account for equity-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. Our forfeiture rate is based upon historical experience as well as anticipated employee turnover considering certain qualitative factors. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718.

Income taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Judgment is required in assessing the future tax consequences of events that have been recognized within our condensed consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

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

Our deferred tax assets are generally projected to reverse over the next one to thirty-three years. The extended reversal period is the result of significant income tax basis in intangible assets which were impaired for financial statement purposes during 2008. Tax amortization from these assets, if not offset with current taxable income, creates a net operating loss with a 20-year carryforward period for federal tax purposes. At September 30, 2010, we reviewed our deferred tax assets, as well as future projected taxable income, for recovery using the “more likely than not” approach by assessing the available evidence surrounding recoverability. We considered all available evidence, both positive and negative, including forecasts of future taxable income, tax planning strategies and past operating results, which included a net loss for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008. Even though we project income in future years, based upon the current economic environment and the difficulty of accurately projecting taxable income, we determined that it was still “more likely than not” that our net deferred tax assets may not be realized. Consequently, as of September 30, 2010, we retained a full valuation allowance against certain deferred tax assets, including those acquired in the Merger. However, SMART’s historical goodwill had a carryover tax basis as of the Merger date that resulted in an increase in our deferred tax liability in the amount of $0.3 million, which represents the tax amortization of such goodwill through September 30, 2010 for which there is no book deduction. We are precluded from considering this as a source of taxable income in the future which could then be offset by our deferred tax assets because there is no scheduled reversal of the deferred tax liability. In future years, if we begin to generate taxable income and we determine that the net deferred tax asset is recoverable, the valuation allowance will be reversed. Any such reversal will result in a tax benefit in the period of reversal. The income tax expense for the nine months ended September 30, 2010 represents the amount of tax that we expect to pay on taxable income generated in foreign jurisdictions during the period, the deferred tax expense from the amortization of goodwill, the tax basis of which was carried over from SMART as a result of the Merger, and adjustments related to prior periods.

Goodwill and other intangible assets

Goodwill relates to our business acquisitions, reflecting the excess of purchase price over fair value of identifiable net assets acquired. FASB ASC 350, Goodwill and Other Intangible Assets (“ASC 350”) requires that goodwill and intangible assets with indefinite lives not be amortized, but rather tested for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our annual impairment test is performed during the fourth quarter of each year, using an October 1st measurement date.

Factors that we consider important in determining whether to perform an impairment review on a date other than October 1st include significant underperformance relative to forecasted operating results, significant negative industry or economic trends, and permanent declines in our stock price and related market capitalization. If we determine that the carrying value of goodwill may not be recoverable, we will assess impairment based on a projection of discounted future cash flows for each reporting unit, or some other fair value measurement such as the quoted market price of our stock and the resulting market capitalization, and then measure the amount of impairment, if necessary, based on the difference between the carrying value of our reporting units’ assigned goodwill and its implied fair value. Determining the fair value of our reporting units and the implied fair value of a reporting unit’s assigned goodwill requires the use of estimates and assumptions and significant judgments, all of which could materially affect our determination and measurement of impairment. We tested our goodwill for impairment as of October 1, 2010, except for the goodwill recorded as a result of the Merger and the Bourne acquisition, and, as a result of that testing, recorded a goodwill impairment charge of $1.8 million during each of the three and nine months ended September 30, 2010 related to our March 2007 acquisition of The Secura Group, LLC (“Secura Group”). As both the Merger and the Bourne acquisition occurred in 2010, we scheduled our testing of the goodwill recorded as a result of the Merger and the Bourne acquisition for December 1, 2010.

Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets primarily consist of customer relationships, and are generally amortized over ten months to ten years. We evaluate the recoverability of our other intangible assets over their remaining useful lives when changes in events or circumstances warrant an impairment review. If the carrying value of an intangible asset is determined to be impaired and unrecoverable over its originally estimated useful life, we will record an impairment charge to reduce the asset’s carrying value to its fair value and then amortize the remaining value prospectively over the revised remaining useful life. We generally determine the fair value of our intangible asset using a discounted cash flow model as quoted market prices for these types of assets are not readily available.

Results of Operations

Prior to our Merger, we managed our business in two operating segments: Economics and Dispute Resolution (formerly known as Economics Services) and Litigation, Forensics and Finance (formerly known as Finance and Accounting Services). As a result of the Merger, we formed a new Consulting and Governance segment composed of the historical SMART consulting and business advisory sector, and the governance, assurance and tax sector. The Chief Operating Decision Maker (our CEO) considers the key profit/loss measurement of these segments to be gross profit and gross margin. As such, only revenue, costs of services and gross margin are presented and discussed at the segment level.

2010 Billable headcount

The following table summarizes the changes in the period-end billable headcount since December 31, 2009 and September 30, 2009:

				Change since
	September 30,	December 31,	September 30,	December 31, 2009		September 30, 2009
	2010	2009	2009	Number	%	Number	%
Litigation, Forensics and Finance	310	415	447	(105)	-25%	(137)	-31%
Economics and Dispute Resolution	164	227	239	(63)	-28%	(75)	-31%
Consulting and Governance	447	—	—	447	100%	447	100%
Consolidated	921	642	686	279	43%	235	34%

Consolidated billable headcount increased since both September 30, 2009 and December 31, 2009, primarily due to the addition of billable headcount as a result of the Merger, partially offset by terminations in connection with our restructuring activities and voluntary attrition.

The retention of key experts and consultants, and the recruitment and hiring of additional experts, consultants and professional staff, both through direct hiring and through acquisitions, contributes to the success of our business. Our retention and hiring strategy is designed to promote our competitive advantage, to deepen our existing service offerings and to enter into new service areas when strategic opportunities arise. In connection with our retention and hiring efforts in the nine months ended September 30, 2010 and 2009, we paid signing, retention and performance bonuses of $12.0 million and $9.8 million, respectively, which will be amortized over periods ranging from one to seven years. Amortization of signing, retention and performance bonuses expense related to our billable headcount was $12.0 million and $13.3 million in the nine months ended September 30, 2010 and 2009, respectively.

Revenues and cost of services

The following table sets forth the consolidated revenues, cost of services, gross profit and gross margin and certain operating metrics for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$73,471	$60,192	$13,279	22.1%	$220,439	$189,578	$30,861	16.3%
Reimbursable revenues	3,626	2,531	1,095	43.3%	10,274	7,319	2,955	40.4%
Revenues	77,097	62,723	14,374	22.9%	230,713	196,897	33,816	17.2%
Direct costs	55,262	45,116	10,146	22.5%	165,027	142,844	22,183	15.5%
Reimbursable costs	3,714	2,512	1,202	47.9%	10,244	7,703	2,541	33.0%
Cost of services	58,976	47,628	11,348	23.8%	175,271	150,547	24,724	16.4%
Gross profit	$18,121	$15,095	$3,026	20.0%	$55,442	$46,350	$9,092	19.6%
Gross margin	23.5%	24.1%		-0.6%	24.0%	23.5%		0.5%

Billable headcount, period end	921	686	235	34.3%	921	686	235	34.3%
Average billable rate	$261	$305	$(44)	-14.4%	$289	$310	$(21)	-6.8%

Revenues

Fee-based revenues, net, increased by $13.3 million, or 22.1%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the inclusion of fee-based revenues, net, generated by SMART. Fee-based revenues, net, for SMART were $24.3 million for the three months ended September 30, 2010. Partially offsetting this increase was a decrease in fee-based revenues, net, in the Litigation, Forensics and Finance and Economics and Dispute Resolution segments for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to a decrease in average billable headcount partially offset by an increase in the average billable rate. Average billable headcount, excluding the recently-acquired SMART employees, decreased from the three months ended September 30, 2009 to the three months ended September 30, 2010, primarily due to terminations in connection with our restructuring activities and voluntary attrition. The increase in the average billable rate was primarily caused by a shift in our revenue mix to higher-rate billable headcount.

Fee-based revenues, net, increased by $30.9 million, or 16.3%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the inclusion of fee-based revenues, net, generated by SMART. Fee-based revenues, net, for SMART were $54.9 million since the Merger. Partially offsetting this increase was a decrease in fee-based revenues, net, in the Litigation, Forensics and Finance and Economics and Dispute Resolution segments for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to a decrease in average billable headcount partially offset by an increase in the average billable rate. Average billable headcount, excluding the recently-acquired SMART employees, decreased from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, primarily due to terminations in connection with restructuring activities and voluntary attrition. The increase in the average billable rate was primarily caused by a shift in our revenue mix to higher-rate billable headcount.

Reimbursable revenues increased by $1.1 million, or 43.3%, and $3.0 million, or 40.4%, for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to the inclusion of SMART reimbursable revenues.

Revenues from our international operations were $16.5 million for the three months ended September 30, 2010, which represented 21.4% of total revenues, as compared to 19.2% of total revenues for the three months ended September 30, 2009.  Revenues from our international operations increased by $4.5 million, or 37.0%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to an increase in business activity in our European operations and the inclusion of revenues generated by SMART’s international operations. Revenues for SMART’s international operations were $2.2 million for the three months ended September 30, 2010. Partially offsetting this increase was a decrease in our Asia Pacific operations during the three months ended September 30, 2010.

Revenues from our international operations were $44.6 million for the nine months ended September 30, 2010, which represented 19.3% of total revenues, as compared to 18.3% of total revenues for the nine months ended September 30, 2009. Revenues from our international operations increased by $8.7 million, or 24.1%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to an increase in business activity in our European operations and the inclusion of revenues generated by SMART’s international operations. Revenues for SMART’s international operations were $4.5 million for the nine months ended September 30, 2010. Partially offsetting this increase were decreases in revenues due to the divestiture of our Canadian practice in mid-2009 and a decrease in our Asia Pacific operations.

Cost of services

Direct costs increased by $10.1 million, or 22.5%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the inclusion of direct costs attributable to SMART. Direct costs for SMART were $15.5 million for the three months ended September 30, 2010. Partially offsetting this increase was a $4.8 million decrease in expert and professional staff compensation primarily due to terminations in connection with our restructuring activities and voluntary attrition and a $0.6 million decrease in non-cash compensation primarily due to our restructuring activities.

Direct costs increased by $22.2 million, or 15.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the inclusion of direct costs attributable to SMART. Direct costs for SMART were $34.8 million since the Merger. Partially offsetting this increase was a $10.9 million decrease in expert and professional staff compensation primarily due to terminations in connection with our restructuring activities and voluntary attrition and a $1.7 million decrease in non-cash compensation primarily due to our restructuring activities.

Reimbursable costs increased by $1.2 million, or 47.9%, and $2.5 million, or 33.0%, for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to the inclusion of SMART reimbursable costs.

Gross margin

Gross profit was $18.1 million and $55.4 million for the three and nine months ended September 30, 2010, respectively, as compared to gross profit of $15.1 million and $46.4 million for the three and nine months ended September 30, 2009, respectively. Gross margin was 23.5% and 24.0% for the three and nine months ended September 30, 2010, respectively, as compared to gross margin of 24.1% and 23.5% for the three and nine months ended September 30, 2009, respectively.

Segment results

Litigation, Forensics and Finance

The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Litigation, Forensics and Finance segment for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$30,751	$35,384	$(4,633)	-13.1%	$100,559	$108,478	$(7,919)	-7.3%
Reimbursable revenues	1,556	1,766	(210)	-11.9%	4,721	4,940	(219)	-4.4%
Revenues	32,307	37,150	(4,843)	-13.0%	105,280	113,418	(8,138)	-7.2%
Direct costs	23,082	26,518	(3,436)	-13.0%	76,641	84,451	(7,810)	-9.2%
Reimbursable costs	1,586	1,760	(174)	-9.9%	4,707	5,096	(389)	-7.6%
Cost of services	24,668	28,278	(3,610)	-12.8%	81,348	89,547	(8,199)	-9.2%
Gross profit	$7,639	$8,872	$(1,233)	-13.9%	$23,932	$23,871	$61	0.3%
Gross margin	23.6%	23.9%		-0.3%	22.7%	21.0%		1.7%

Billable headcount, period end	310	447	(137)	-30.6%	310	447	(137)	-30.6%
Average billable rate	$311	$280	$31	11.1%	$311	$283	$28	9.9%

Revenues

Fee-based revenues, net, decreased by $4.6 million, or 13.1%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to a decrease in the average billable headcount primarily due to terminations in connection with restructuring activities, voluntary attrition and the divestiture of our Canadian practice in mid-2009, all of which was partially offset by an increase in the average billable rate primarily caused by a shift in our revenue mix to higher-rate billable headcount and an increase in revenues generated by sub-contractors.

Fee-based revenues, net, decreased by $7.9 million, or 7.3%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to a decrease in the average billable headcount primarily due to terminations in connection with restructuring activities and the divestiture of our Canadian practice in mid-2009, partially offset by an increase in the average billable rate primarily caused by a shift in our revenue mix to higher-rate billable headcount and an increase in revenue generated by sub-contractors.

Reimbursable revenues decreased by $0.2 million, or 11.9%, and $0.2 million, or 4.4%, for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to a decrease in travel-related out-of-pocket expenses.

Cost of services

Direct costs decreased by $3.4 million, or 13.0%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to a $3.0 million decrease in expert and professional staff compensation primarily due to terminations in connection with our restructuring activities and voluntary attrition, partially offset by increased compensation earned by sub-contractors which generate higher revenues.

Direct costs decreased by $7.8 million, or 9.2%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to a $6.7 million decrease in expert and professional staff compensation primarily due to terminations in connection with our restructuring activities and voluntary attrition and a $1.0 million decrease in non-cash compensation due to our restructuring activities, both of which were partially offset by increased compensation earned by sub-contractors which generate higher revenues.

Reimbursable costs decreased by $0.2 million, or 9.9%, and $0.4 million, or 7.6%, for the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009, primarily due to a decrease in travel-related out-of-pocket expenses.

Gross margin

Gross profit was $7.6 million and $23.9 million for the three and nine months ended September 30, 2010, respectively, as compared to gross profit of $8.9 million and $23.9 million for the three and nine months ended September 30, 2009, respectively. Gross margin was 23.6% and 22.7% for the three and nine months ended September 30, 2010, respectively, as compared to gross margin of 23.9% and 21.0% for the three and nine months ended September 30, 2009, respectively.

Economics and Dispute Resolution

The following table sets forth the revenues, cost of services, gross profit and gross margins, and certain operating metrics for our Economic and Dispute Resolution segment for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands, except rate amounts)
Fee-based revenues, net	$17,551	$24,808	$(7,257)	-29.3%	$65,794	$81,100	$(15,306)	-18.9%
Reimbursable revenues	978	765	213	27.8%	2,730	2,379	351	14.8%
Revenues	18,529	25,573	(7,044)	-27.5%	68,524	83,479	(14,955)	-17.9%
Direct costs	15,790	18,598	(2,808)	-15.1%	52,695	58,393	(5,698)	-9.8%
Reimbursable costs	927	752	175	23.3%	2,546	2,607	(61)	-2.3%
Cost of services	16,717	19,350	(2,633)	-13.6%	55,241	61,000	(5,759)	-9.4%
Gross profit	$1,812	$6,223	$(4,411)	-70.9%	$13,283	$22,479	$(9,196)	-40.9%
Gross margin	9.8%	24.3%		-14.5%	19.4%	26.9%		-7.5%

Billable headcount, period end	164	239	(75)	-31.4%	164	239	(75)	-31.4%
Average billable rate	$384	$349	$35	10.0%	$369	$354	$15	4.2%

Revenues

Fee-based revenues, net, decreased by $7.3 million, or 29.3%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to a decrease in the average billable headcount primarily due to our restructuring activities and voluntary attrition, partially offset by an increase in the average billable rate caused by a shift in our revenue mix to higher-rate billable headcount.

Fee-based revenues, net, decreased by $15.3 million, or 18.9%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to a decrease in the average billable headcount primarily due to our restructuring activities and voluntary attrition, partially offset by an increase in the average billable rate caused by a shift in our revenue mix to higher-rate billable headcount.

Reimbursable revenues increased by $0.2 million, or 27.8%, and $0.4 million, or 14.8%, for the three and nine months ended September 30, 2010, respectively, as compared to the three and months ended September 30, 2009, primarily due to an increase in travel-related out-of-pocket expenses.

Cost of services

Direct costs decreased by $2.8 million, or 15.1%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to a $2.6 million decrease in expert and professional staff compensation primarily due to terminations in connection with our restructuring activities and voluntary attrition.

Direct costs decreased by $5.7 million, or 9.8%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to a $5.0 million decrease in expert and professional staff compensation primarily due to terminations in connection with our restructuring activities and voluntary attrition.

Reimbursable costs increased by $0.2 million, or 23.3%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to an increase in travel-related out-of-pocket expenses.

Reimbursable costs decreased by $0.1 million, or 2.3%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to a decrease in travel-related out-of-pocket expenses.

Gross margin

Gross profit was $1.8 million and $13.3 million for the three and nine months ended September 30, 2010, respectively, as compared to gross profit of $6.2 million and $22.5 million for the three and nine months ended September 30, 2009, respectively. Gross margin was 9.8% and 19.4% for the three and nine months ended September 30, 2010, respectively, as compared to gross margin of 24.3% and 26.9% for the three and nine months ended September 30, 2009, respectively.

Gross profit and gross margin decreased for the three and nine months ended September 30, 2010, as compared to gross profit and gross margin for the three and nine months ended September 30, 2009, as our restructuring activities and voluntary attrition affected our fee-based revenues more than our direct costs, primarily due to the fixed-cost component of some of our direct costs.

Consulting and Governance

The following table sets forth the revenues, cost of services, gross profit and gross margin, and certain operating metrics for our Consulting and Governance segment for the period July 1, 2010 to September 30, 2010 and for the period from March 11, 2010 to September 30, 2010, respectively:

	For the period
	July 1, 2010 to	March 11, 2010 to
	September 30, 2010 (1)	September 30, 2010 (1)
	($ in thousands, except rate amounts)
Fee-based revenues, net	$25,169	$54,086
Reimbursable revenues	1,092	2,823
Revenues	26,261	56,909
Direct costs	$16,390	$35,691
Reimbursable costs	1,201	2,991
Cost of services	17,591	38,682
Gross profit	$8,670	$18,227
Gross margin	33.0%	32.0%

Billable headcount, period end	447	447
Average billable rate	$176	$176

(1)        The results of Bourne have been included in our Consulting and Governance segment within our condensed consolidated financial statements since the acquisition date.

Revenues

Fee-based revenues, net, for the three months ended September 30, 2010 and for the period from March 11, 2010 to September 30, 2010 were $25.2 million and $54.1 million, respectively. Consulting and Governance derives substantially all of its revenue from fees for accounting and consulting services, which generally are billed based on time and expense, or less frequently, on a fixed-fee basis. Clients are typically invoiced on a monthly basis with revenue generally recognized as services are performed.

Reimbursable revenues for the three months ended September 30, 2010 and for the period from March 11, 2010 to September 30, 2010 were $1.1 million and $2.8 million, respectively. Reimbursable revenues are comprised of costs that are reimbursable by clients, including travel, document reproduction, subscription data services and other costs, as well as amounts that we charge for services provided by others.

Cost of services

Direct costs for the three months ended September 30, 2010 and for the period from March 11, 2010 to September 30, 2010 were $16.4 million and $35.7 million, respectively. The primary driver of direct cost is Managing Director and professional staff compensation cost, which includes salaries, variable compensation arrangements and bonuses.

Reimbursable costs for the three months ended September 30, 2010 and for the period from March 11, 2010 to September 30, 2010 were $1.2 million and $3.0 million, respectively. Reimbursable costs are costs that are reimbursable by clients, including travel, document reproduction, subscription data services, and other costs, as well as costs incurred for services provided by others.

Gross Margin

Gross profit was $8.7 million and $18.2 million for the three and nine months ended September 30, 2010, respectively, resulting in a gross margin of 33.0% and 32.0%, respectively.

Operating expenses

The following table sets forth our operating expenses for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands)
General and administrative	$23,756	$17,518	$6,238	35.6%	$67,161	$55,125	$12,036	21.8%
Depreciation and amortization	1,474	1,239	235	19.0%	4,102	3,849	253	6.6%
Restructuring charges	1,916	4,019	(2,103)	-52.3%	9,024	5,479	3,545	64.7%
Goodwill impairment	1,800	—	1,800	100.0%	1,800	—	1,800	100.0%
Other impairments	417	8,719	(8,302)	-95.2%	3,417	9,939	(6,522)	-65.6%
Divestiture charges	533	124	409	329.8%	533	1,863	(1,330)	-71.4%
Total operating expenses	$29,896	$31,619	$(1,723)	-5.4%	$86,037	$76,255	$9,782	12.8%

General and administrative expense

General and administrative expense is comprised of compensation costs for our administrative staff, including salaries, bonuses, benefit costs and equity-based compensation; facility costs; legal, accounting and financial advisory fees; recruiting and training costs; marketing and advertising costs; travel expenses not reimbursed by clients; costs related to computers, telecommunications and supplies; and other operating expenses.

General and administrative expense increased by $6.2 million, or 35.6%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the inclusion of general and administrative expense attributable to SMART. General and administrative expense for SMART was $7.8 million for the three months ended September 30, 2010. Partially offsetting this increase was a decrease in general and administrative expense primarily due to cost-saving measures and terminations in connection with our restructuring activities and voluntary attrition.

General and administrative expense increased by $12.0 million, or 21.8%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the inclusion of general and administrative expense attributable to SMART. General and administrative expense for SMART was $17.2 million for the nine months ended September 30, 2010. Partially offsetting this increase was a decrease in general and administrative expense primarily due to cost-saving measures and terminations in connection with our restructuring activities and voluntary attrition.

Included in the general and administrative expense for the three and nine months ended September 30, 2010 are integration-related costs of $1.5 million and $3.7 million, respectively, of which $0.5 million and $1.5 million for the two periods, respectively, relate to internal billable resources who assisted in the integration efforts and will return to billable work upon completion of the integration.  Also included in the general and administrative expense for the three and nine months ended September 30, 2010  is an accrual of $0.9 million for certain legal contingencies, many of which arose prior to the quarter but have become probable of an unfavorable outcome during the three months ended September 30, 2010.

Depreciation and amortization expense

Depreciation and amortization expense increased by $0.2 million, or 19.0%, and $0.3 million, or 6.6%, for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, primarily due to incremental depreciation and amortization being recorded for the assets acquired as a result of the Merger.

Restructuring charges

As a result of the Merger, we identified and began pursuing opportunities for cost savings through office consolidations and workforce reductions, in order to improve operating efficiencies across our combined businesses. Part of the anticipated cost savings will result from the relocation of our corporate headquarters to Devon, Pennsylvania, which occurred during the three months ended September 30, 2010. During the nine months ended September 30, 2010, we continued with several other initiatives, including the consolidation of certain office locations, the closure of certain other offices, and a workforce reduction of administrative staff in the Emeryville office, all of which were partially offset by replacement hires in Devon, Pennsylvania.

During the three and nine months ended September 30, 2010, we recorded restructuring charges of $1.9 million and $9.0 million, respectively. Restructuring charges for the three months ended September 30, 2010 primarily consisted of $0.5 million of one-time termination benefits and $1.0 million of contract termination costs, while restructuring charges for the nine months ended September 30, 2010 primarily consisted of $3.7 million of one-time termination benefits and $4.2 million of contract termination costs. We do not anticipate any additional significant charges through early 2011. Of the $9.0 million in restructuring charges recorded during the nine months ended September 30, 2010, $7.4 million required current and future cash outlays and $1.6 million was non-cash related.

During the three and nine months ended September 30, 2009, we recorded restructuring charges of $4.0 million and $5.5 million, respectively, primarily related to contract termination costs and one-time termination benefits.

Goodwill impairment

During each of the three and nine months ended September 30, 2010, we recorded a goodwill impairment charge of $1.8 million related to our March 2007 acquisition of the Secura Group. The goodwill impairment loss was measured as the difference between the carrying value of goodwill over its implied fair value.  In determining the implied fair value of goodwill, we first determined the fair value of the reporting unit to which the recorded goodwill was attributed and then allocated the reporting unit’s fair value to the individual assets and liabilities comprising the reporting unit based on the fair value of each asset and liability, determined as of the impairment testing date.  As the fair value of the reporting unit was less than the amounts allocated to its assets and liabilities, the implied fair value of goodwill for that reporting unit was zero.  The fair value of the reporting unit was determined using an income-based valuation methodology.

Other impairments

During the three and nine months ended September 30, 2010, we recorded other impairment charges of $0.4 million and $3.4 million, respectively, primarily related to the impairment of certain non-trade receivables.

During the three and nine months ended September 30, 2009, we recorded other impairment charges of $8.7 million and $9.9 million, respectively, primarily related to the impairment of unearned bonuses and certain client receivables.

Divestiture charges

During each of the three and nine months ended September 30, 2010, we recorded a charge of $0.5 million related to the divestiture of our Australia and New Zealand operations. The cash flows from the Australia and New Zealand operations were not material to our consolidated revenues, gross profit or net loss.

During the three months ended September 30, 2009, we recorded a charge of $0.1 million related to the divestiture of our Canadian practice. During the nine months ended September 30, 2009, we recorded a charge of $1.9 million related to the divestiture of our Canadian practice and the February 2008 divestiture of a portion of our practice in Milan, Italy.

Interest income, interest expense and other expenses, net

The following table sets forth our interest income, interest expense and other expense, net for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands)
Interest income	$15	$32	$(17)	-53.1%	$80	$122	$(42)	-34.4%
Interest expense	(1,082)	(659)	(423)	64.2%	(5,182)	(1,617)	(3,565)	220.5%
Other income (expense), net	304	(135)	439	-325.2%	104	(581)	685	-117.9%

Interest expense increased by $0.4 million, or 64.2%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the higher average outstanding debt balances and higher average interest rates related to the debt assumed as a result of the Merger.

Interest expense increased by $3.6 million, or 220.5%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily due to the write-off of $1.6 million of unamortized loan fees in connection with terminating our line of credit and the higher average outstanding debt balances and higher average interest rates related to the debt assumed as a result of the Merger.

Income taxes

Our income tax expense for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
	($ in thousands)
Income tax expense	$2,310	$47,393	$(45,083)	-95.1%	$3,199	$42,948	$(39,749)	-92.6%

The significant change in our provision for income taxes from 2009 to 2010 is the result of recording a full valuation allowance against our net deferred tax assets during the three months ended September 30, 2009. The income tax expense recorded during the three and nine months ended September 30, 2010 is attributable to certain foreign tax jurisdictions where we had pre-tax income and to the deferred tax expense from the tax amortization of goodwill, the tax basis of which was carried over from SMART as a result of the Merger. In addition, during the three months ended September 30, 2010, certain foreign and domestic returns were filed for the 2009 year, and any adjustment from the income tax provision previously recognized, impacted tax expense during the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had approximately $7.0 million in cash and $109.3 million in net accounts receivable.  These amounts, together with cash generated by operations, including the timely collection of our billed accounts receivable and income tax receivables, are our primary current sources of liquidity.

On March 10, 2010, we completed the Merger.  Simultaneous with the consummation of the Merger, SMART’s majority shareholder, Great Hill Equity Partners III, LP, made a $25.0 million cash investment into the Company in exchange for 6,313,131 shares of Series A Convertible Redeemable Preferred Stock.

In connection with the Merger, we also repaid in full the $19.0 million outstanding under our then-existing credit facility, terminated the credit facility and entered into the Term Loan Agreement.  The Term Loan Agreement provides for a $40.8 million term loan which matures on March 31, 2011.  During the three and nine months ended September 30, 2010, we made principal payments of $3.0 million and $10.0 million, respectively, and interest payments of $0.8 million and $1.7 million, respectively, under the terms of the Term Loan Agreement.

Given the relatively near-term maturity of the term loan, in June 2010 we began the process of seeking and evaluating alternatives to refinance the term debt through various banks and other financial institutions and signed a non-binding term sheet in September 2010 with a commercial bank.  On November 8, 2010, we received a commitment letter from the bank.  The commitment letter provides for a multi-year, senior secured revolving credit facility (the “Proposed Revolving Credit Facility”) of up to $35 million.  The amount we are eligible to borrow under the Proposed Revolving Credit Facility will be subject to ongoing sufficiency of our defined borrowing base, which is comprised of our eligible billed and unbilled accounts receivable.  We intend to use the proceeds from the Proposed Revolving Credit Facility to refinance the amounts outstanding under the Term Loan Agreement and to support our ongoing working capital needs.  We are currently evaluating if the Proposed Revolving Credit Facility allows sufficient borrowings to satisfy these purposes.

Upon completing our evaluation of the commitment letter, we expect to execute the letter and proceed to closing on or before December 31, 2010.  The closing of the Proposed Revolving Credit Facility is subject to certain conditions, as well as a minimum borrowing base and credit facility availability as of the date of closing.  There is no assurance that we will be able to successfully close the Proposed Revolving Credit Facility by December 31, 2010 or at all.  In addition, we may conclude that the anticipated available borrowings under the Proposed Revolving Credit Facility are not sufficient to meet our anticipated needs, in which case we may seek additional funding in the form of subordinated debt or other sources as may be permitted under either our current Term Loan Agreement or the Proposed Revolving Credit Facility.

The Term Loan Agreement contains various covenants, including financial covenants regarding a total funded debt to EBITDA ratio, a minimum fixed charge ratio, and minimum EBITDA and cash balance requirements.  At September 30, 2010, we were not in compliance with the EBITDA-related covenants, due to a combination of accelerated and increased integration-related expenses, the timing of realization of the related cost savings associated with these integration activities, a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010.  In addition to the steps being taken to finalize the Proposed Revolving Credit Facility, we are currently evaluating alternatives to address the covenant non-compliance, including ongoing discussions with our current lenders to seek an amendment to reset the covenant ratios or to obtain a temporary waiver, as necessary, under our Term Loan Agreement.  The breach of the EBITDA-related covenants has resulted in a default under the Term Loan Agreement.  If not cured or waived, the lenders under the Term Loan Agreement may declare the full outstanding debt amount to be immediately due and payable, together with accrued and unpaid interest.  We would have insufficient liquidity to satisfy full repayment of the outstanding balance in a timely manner, if the remaining payments were accelerated.

If we are unsuccessful in closing the Proposed Revolving Credit Facility and, if necessary, obtaining additional financing in place of or in addition to the Proposed Revolving Credit Facility, we do not anticipate that we will have sufficient liquidity to repay the amounts outstanding under the Term Loan Agreement.  In that event, our ability to obtain the working capital required for our operations would be uncertain, and our results of operations, financial condition and cash flows could be materially and adversely affected. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our primary financing needs in the future will be (i) to service the remaining principal and interest payments associated with the Term Loan Agreement, (ii) to continue funding our business operations, including our payroll-related costs, current operating lease commitments, signing, retention and performance bonuses, and (iii) to fund purchase price payments related to prior and future acquisitions.  We will also need to fund the balance of integration costs related to our Merger.  Further, the retention of key experts, the recruitment of additional experts and professional staff, and our expansion into new geographic and service areas are important elements of our business strategy to deepen our existing service offerings, and we expect to continue to recruit and hire experts and professional staff through a mix of individual hires, group hires and acquisitions.

The continued weakness in the global economy adds uncertainty to our anticipated revenues and earnings levels and to the timing of cash receipts, which are needed to support our operations.  In addition, cash payments for principal and interest under the Term Loan Agreement, Merger-related integration costs, future signing, retention and performance bonuses, and recruiting fees and acquisition payments could affect our cash needs.  We anticipate significant ongoing integration costs and the continued use of signing, retention and performance bonuses to recruit and retain expert talent and performance-based acquisition payments; however, we cannot predict the timing and magnitude of those events and opportunities.

As part of our Merger integration activities, we have made significant reductions in our operating expenses on a run-rate basis and we will continue to seek additional reductions for the remainder of 2010 and into 2011.  We are also seeking to reduce our direct costs through increased alignment of our compensation programs for billable professionals with both market conditions and our performance.  If our revenues decrease from their current levels, it may be necessary for us to implement further cost reductions beyond those currently anticipated.

We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash flows

	Nine months ended September 30,
	2010	2009	Change
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(13,037)	$(19,127)	$6,090	31.8%
Investing activities	4,449	(7,099)	11,548	162.7%
Financing activities	2,871	13,787	(10,916)	-79.2%
Effect of exchange rates on changes in cash	(298)	175	(473)	-270.3%
Net decrease in cash and cash equivalents	$(6,015)	$(12,264)	$6,249	-51.0%

Operating activities

The $6.1 million decrease in cash used in operations over the prior period was the result of changes in our earnings and in the timing and amounts of working capital used during the respective periods. Significant uses of cash in our operations in the nine months ended September 30, 2010 were: a $38.8 million net loss, a $6.9 million decrease in accrued compensation, $12.0 million of signing, retention and performance bonuses paid during the period, and a $5.1 million increase in accounts receivable, net of deferred revenue. Partially offsetting these cash uses was an increase of $13.5 million in income taxes receivable.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2010 consisted primarily of net cash received of $9.2 million from the Merger, partially offset by $1.9 million of capital expenditures, the majority of which related to the Merger, and an increase of $1.7 million in bank deposits held as collateral in favor of lessors under certain facility leases and certain vendors providing insurance services.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2010 consisted primarily of a $25.0 million cash investment in connection with the Merger and $7.0 million of borrowings under our revolving line of credit, both of which were partially offset by principal repayments of $19.0 million outstanding under our then-existing credit facility and principal payments totaling $10.0 million related to the Term Loan Agreement that was assumed in connection with the Merger.

Commitments related to business acquisitions and certain expert hires

We made commitments in connection with our historical business acquisitions that require us to pay additional purchase consideration to the sellers if specified performance targets are met over a number of years, as specified in the related purchase agreements. These amounts are generally calculated and payable at the end of a calendar or fiscal year or other interval.

The accrued purchase price payable, the potential remaining purchase price payments at September 30, 2010, and the date of any final or potential payments by acquisition, are as follows (in thousands):

		Accrued purchase	Potential remaining	Date of final
	Acquisition	price payable at	purchase price	or potential
	Date	September 30, 2010 (1)	payments (2)	payments
Bourne	July 2010	$6,702	$—	June 2014
Secura Group	March 2007	100	—	March 2011
Neilson Elggren	November 2005	—	1,500	December 2010
Total		$6,802	$1,500

(1)                                  Included in “Payable for business acquisitions” within our condensed consolidated balance sheet.

(2)                                  Represents additional potential purchase price to be paid and goodwill to be recognized in the future if specified performance targets and conditions are met.

Significant expert retention and performance bonus contingencies

In the second half of 2009 and the first half of 2010, we entered into amended employment agreements with several experts and are committed to make the following retention payments or performance-related payments if certain criteria are achieved at various measurement periods from 2010 to 2013. All such retention and performance payments will only be made if the expert is an employee on the payment date. Also, these payments are subject to amortization and repayment if the expert voluntarily terminates or is terminated for cause, generally from the time the payment is made through 2017. The table below presents the payments due by the years ending December 31 (in thousands):

Year	Retention	Performance	Total
2010 (three months)	$1,875	$—	$1,875
2011	1,800	5,100	6,900
2012	500	1,725	2,225
2013	500	4,600	5,100
Total	$4,675	$11,425	$16,100

Tax contingencies

In 2007, the Argentine taxing authority (“AFIP”) completed its audit of LECG Buenos Aires’ (“LECG BA”) income tax returns for 2003 and 2004, and its 2005 withholding tax return, and issued a notice to disallow certain deductions claimed for those years as well as a proposal to impose a withholding tax on certain payments made by LECG BA to LECG LLC, our U.S. parent company. The AFIP proposed to limit the deductibility of costs charged by LECG LLC to LECG BA for expert and staff services performed by our personnel outside of Argentina on client-related matters, and to require withholding tax on certain payments by LECG BA for services rendered by our personnel outside of LECG BA. In 2008, we elected to pay to the Argentine government $2.0 million for potential tax deficiencies and $1.3 million of potential interest in order to avoid the accrual of additional interest, while reserving our right to defend our position in Argentine tax court. We recorded the payments made to the AFIP, which equaled $2.8 million at September 30, 2010 due to the effect of foreign exchange, in other long-term assets within the condensed consolidated balance sheets.

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

On September 9, 2010, LECG BA-LECG LLC filed the refund claim with the National Tax Court due to the omission of the AFIP to decide the refund claim submitted by us in June 2008. On September 16, 2010, LECG BA was served notice of the denial by the AFIP of the refund claim filed in June 2008 (Resolución 122/2010). The denial was based on the formal objection to the evidence (documentation) presented by us, but the AFIP did not analyze the legal/tax arguments on which we based the refund claim. On October 7, 2010, we filed an appeal to Resolución 122/2010 with the National Tax Court.  In our opinion, none of these recent developments will have a financial statement impact as they are only administrative in nature and do not have any effect on the validity of our position in these matters.

If the National Tax Court ultimately finds in favor of the Argentine Government, the tax paid in connection with the potential income and withholding tax deficiency would qualify for a foreign tax credit on our U.S. tax return and would result in a deferred tax asset, the realization of which would be dependent upon the ability to utilize the foreign tax credit within the ten-year expiration period, beginning with the year to which the credit relates. We believe that we properly reported these transactions in our Argentine tax returns and have assessed that our position in this matter will be sustained. Accordingly, we have not recognized any additional tax liability in connection with this matter at September 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash investment policy

Our cash investment policy requires us to invest any funds we have that are in excess of our current operating requirements. As of September 30, 2010, our cash and cash equivalents consisted primarily of non-interest bearing checking accounts. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Our cash investment guidelines are consistent with the objectives of preservation and safety of funds invested and ensuring liquidity. Eligible investments include money market accounts, US Treasuries, US Agency securities, commercial paper, municipal bonds, AAA-rated asset-backed securities, certificates of deposit and agency backed mortgage securities. We seek the highest quality credit rating available for each type of security used for investment purposes. Maturities are not to exceed 18 months.

Interest rate risk

Our interest income and expense is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our cash investments are short-term in nature and the interest rate structure on our term loan is based on a variable rate such as LIBOR, federal funds or prime plus 6.5%. The variable rate portion is defined as the greater of (i) 3.0%, (ii) the Bank of Montreal’s prevailing prime commercial rate, (iii) the Federal Funds rate plus 0.5%, or (iv) LIBOR plus 1.5%. Due to the nature of our short-term investments and borrowings, we have concluded that we do not have material interest rate risk exposure.

Market risk

Our deferred compensation plan assets consist of the cash surrender value of company-owned variable universal life insurance policies. These insurance policies are held to insure against the sudden death of certain prior and current plan participants and as an offset to our liability to the plan participants. The cash surrender value for these insurance products at any given point in time is determined by the fair value of the underlying investment funds, referred to as insurance subaccounts, which are designed to emulate most of the characteristics of a retail mutual fund. The plan assets are reflected at fair value within our condensed consolidated balance sheets with changes recorded in other income/expense at the end of each reporting period. We are subject to market fluctuations and our net earnings has been and may in the future be affected by these fluctuations due to the timing of when we authorize the reallocation of insurance subaccounts to match changes to the plan participants’ investment allocations or when we have plan asset values that are greater than plan participant liabilities, which occasionally occurs due to the timing of participant distributions. If the fair value of the underlying investment funds of our deferred compensation plan assets were to fluctuate 10%, we believe that our consolidated financial position, results of operations and cash flows would not be materially affected.

Currency risk

We currently have operations in Argentina, Belgium, China, France, Hong Kong, Italy, Spain and the United Kingdom. Commercial bank accounts denominated in the local currency for operating purposes are maintained in each country. The functional currency in each location is the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can and have resulted in foreign exchange translation gains and losses. We had an unrealized foreign currency translation loss of $0.7 million during the nine months ended September 30, 2010. Our realized foreign currency transaction gains and losses were not significant during the three and nine months ended September 30, 2010.

If exchange rates on such currencies were to fluctuate 10%, we believe that our consolidated financial position, results of operations and cash flows would not be materially affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  Any system of controls, however well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

Changes in internal control over financial reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The evaluation accompanied the integration efforts initiated by our management following our merger (the “Merger”) with SMART Business Holdings, Inc. (“SMART”) on March 10, 2010.  During the third fiscal quarter of 2010, changes in the internal control over financial reporting were implemented in the following areas:

•      Because SMART was not a public company prior to the Merger, we are extending our Sarbanes-Oxley compliance program to cover the operations of SMART.

•      The Merger added a new segment to our business of significant size in relation to the rest of our operations.  We added more than 500 employees and approximately $100 million of annualized revenue.  The segment had different, and sometimes incompatible reporting systems, controls and procedures.  We are harmonizing the reporting systems, controls and procedures across all of our segments.

•      We are harmonizing the information technology systems across the merged companies.

•      Prior to and after the Merger, we have placed substantial reliance on third party providers to assist us with tax compliance and related accounting and financial reporting.  During the third fiscal quarter of 2010, we have added internal expertise to oversee and review the work product prepared by our third party providers.

•      Following the Merger, we also relocated our corporate headquarters to Devon, Pennsylvania during the three months ended September 30, 2010. The move and consolidation included our human resources, finance and accounting, information technology, conflict clearance and legal departments. Certain key employees critical to our financial reporting and internal control environment prior to this relocation did not relocate to the new corporate headquarters and left the Company.  New leaders of the applicable departments have assumed these roles and responsibilities, and we have and will continue to evaluate and modify the impact of these changes on our operating processes and controls, as appropriate.

We face risks and may encounter difficulties as we implement these changes.  Please see “Risk Factors” for further discussion.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to certain legal proceedings arising out of the ordinary course of business, including proceedings that involve claims of wrongful termination by experts and professional staff who formerly worked for us and claims for payment of disputed amounts relating to agreements in which we have acquired businesses. In accordance with United States generally accepted accounting principles, we have recorded a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, and have not recorded a liability for matters for which the outcome is uncertain and we are unable to estimate the amount or range of amounts that may become payable as a result of a judgment or settlement in such proceedings. In our opinion, the outcome of the proceedings for which we have not recorded a liability, individually and in the aggregate, would not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Set forth below are certain risks and uncertainties that affect our business and that could cause our actual results to differ materially from the results contemplated by forward-looking statements that we may make in: our press releases; conference calls and other communications with our investors; and in our reports filed with the Securities and Exchange Commission, including those contained in this Report. The occurrence of any of the following risks could harm our business, financial condition, results of operations or cash flows. In that case, the market price of our common stock could decline, and stockholders may lose all or part of their investment. The markets and economic environment in which we compete is constantly changing, and it is not possible to predict or identify all of the potential risk factors. Additional risks and uncertainties not presently known to us or that we do not currently consider to be material could also impair our operations.

Risks relating to our merger with SMART and subsequent initiatives to improve our gross margins and reduce operating expenses

The combined company must continue to retain, motivate and recruit executives, experts, professional staff and other key employees, which may be difficult in light of challenges of integrating the two businesses, and failure to do so could negatively affect the combined company.

Our merger (the “Merger”) with SMART Business Holdings, Inc. (“SMART”) on March 10, 2010 is a significant business combination that substantially changed the size and profile of our company and also introduced a new chief executive officer to our firm. Managing change of this magnitude presents a challenge and presents risks for any business, but particularly for a professional services organization such as our company. For the merged companies to be successful, our combined company must be successful at retaining key personnel following the completion of the Merger. Since completing the Merger and announcing our integration and consolidation plans, we have had an increased level of attrition, particularly in our Economics and Dispute Resolution segment. We may continue to experience increased attrition among our experts and professional staff. Experienced experts, professional staff and executives are in high demand and competition for their talents can be intense. Employees of our combined company may experience uncertainty about their future role with the combined company until, or even after, our strategies with regard to the combined company are implemented. Our competitors are seeking to exploit that uncertainty in their efforts to recruit our experts and key employees. These potential distractions have and may continue to adversely affect our ability to retain, motivate and attract executives, experts, professional staff, and other key employees and keep them focused on our strategies and goals. A failure by our combined company to retain and motivate executives, experts, professional staff, and other key employees could have a material and adverse impact on the revenues and profitability of the combined company.

We may fail to realize some or all of the anticipated benefits of the Merger, which may adversely affect the value of our common stock.

The success of the merged companies depends, in part, on our ability to realize the anticipated benefits and cost savings from combining the historical businesses of SMART and LECG. However, to realize these anticipated benefits and cost savings, we must successfully combine these businesses. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Merger may not be realized or may take longer to realize than expected, and the value of our common stock will be adversely affected.

SMART and LECG had operated independently through the completion of the Merger. The integration process has resulted, and may continue to result, in: the loss of key employees, including experts, consultants, other professionals and senior managers; and the disruption of ongoing business, or in the identification of inconsistencies in practices, controls, procedures and policies.  Any of these factors could adversely affect our ability to maintain relationships with clients, experts, professional staff, contractors, creditors, lessors, landlords, or to otherwise achieve the anticipated benefits of merging SMART and LECG.

Specifically, risks in integrating the operations of SMART into LECG operations in order to realize the anticipated benefits of the Merger include, among other things:

•                  failure of clients to accept new products or services or to continue as clients of the combined company;

•                  failure to successfully manage relationships with expert witnesses, consultants and other professionals, which could result in the loss of key revenue-generating professionals;

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

•                  unexpected revenue attrition;

•                  failure to successfully integrate and harmonize financial reporting and information technology systems of our combined company; and

•                  failure to maintain an effective internal control environment as required under the Sarbanes-Oxley Act of 2002 because as a private company, SMART was not subject to the Sarbanes-Oxley Act of 2002.

Integration efforts also require effective leadership and divert management attention and resources. Our inability to realize in full the anticipated benefits of the Merger within the timeframe originally anticipated, as well as any potential further delays encountered in the integration process could have an adverse effect on our business and results of operations, and has and may further affect the value of our common stock.

The integration process has also resulted in the acceleration of previously anticipated integration expenses into the three months ended September 30, 2010 and the delay in the realization of the associated benefits.  Also, because integration continues, it may result in unforeseen expenses in future periods.   Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully complete the integration of SMART’s and LECG’s operations, or to realize the anticipated benefits of merging the two companies.

The move of our corporate headquarters has led to loss of some personnel and institutional knowledge, and may disrupt the continuity of our control functions.

Following the Merger, we also relocated our corporate headquarters to Devon, Pennsylvania during the three months ended September 30, 2010. The move and consolidation included our human resources, finance and accounting, information technology, conflict clearance and legal functional organizations. Key employees critical to our financial reporting and internal control environment were terminated and replaced by the end of the relocation process. The relocation has resulted in significant employee turnover. While we have experienced only nominal interruptions and loss in efficiencies as new employees gain experience in their new roles and familiarize themselves with business processes and operating requirements, the planned and unplanned loss of personnel may still lead to disruptions in control functions stemming from delays in filling vacant positions and a lack of personnel with institutional or procedural knowledge and experience.

The relocation has also required significant management time and effort, which was not otherwise devoted to focusing on ongoing business operations and other initiatives and opportunities. In addition, we may not realize the benefits we anticipated from the relocation, which was intended to produce cost savings and create a more unified, streamlined infrastructure. Any such difficulties or disruptions could have an adverse effect on our business, results of operations or financial condition.

The implementation of our restructuring activities following the Merger, which involved workforce reductions and office closures, may not successfully achieve improved long-term operating results.

As a result of the Merger, we identified and began pursuing opportunities for cost savings through office consolidations and workforce reductions, in order to improve operating efficiencies across our combined businesses. Part of the anticipated cost savings will result from the relocation of our corporate headquarters to Devon, Pennsylvania, which occurred during the three months ended September 30, 2010. During the nine months ended September 30, 2010, we continued with several other initiatives, including the consolidation of certain office locations, the closure of certain other offices, and a workforce reduction of administrative staff in the Emeryville office, all of which were partially offset by replacement hires in Devon, Pennsylvania.

During the three and nine months ended September 30, 2010, we recorded restructuring charges of $1.9 million and $9.0 million, respectively. Restructuring charges for the three months ended September 30, 2010 primarily consisted of $0.5 million of one-time termination benefits and $1.0 million of contract termination costs, while restructuring charges for the nine months ended September 30, 2010 primarily consisted of $3.7 million of one-time termination benefits and $4.2 million of contract termination costs. We do not anticipate any additional significant charges through early 2011.  Of the $9.0 million in restructuring charges recorded during the nine months ended September 30, 2010, $7.4 million required current and future cash outlays and $1.6 million was non-cash related.

During the three and nine months ended September 30, 2009, we recorded restructuring charges of $4.0 million and $5.5 million, respectively. Restructuring charges for the three months ended September 30, 2009 primarily consisted of $2.0 million of contract termination costs and $1.0 million of one-time termination benefits, while restructuring charges for the nine months ended September 30, 2009 primarily consisted of $2.1 million of one-time termination benefits and $2.0 million of contract termination costs.

As a result of these restructuring activities, our fee-generating head count was reduced, and the employment of some experts and professional staff with unique skills was terminated. In the future, other experts and employees may leave our Company voluntarily due to the uncertainties associated with our business environment, their job security or other initiatives and morale issues. In addition, we may lose revenues, miss opportunities to generate revenues or may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

We have incurred and will continue to incur significant transaction and Merger-related costs associated with the Merger.

We have incurred and expect to continue to incur non-recurring costs associated with combining the operations of SMART and LECG. The substantial majority of non-recurring expenses resulting from the Merger include transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs, including severance and other employee separation costs. We have also incurred fees and costs related to formulating integration plans. Transaction costs incurred through September 30, 2010 totaled $6.5 million. We are still in the process of quantifying systems integration and exit activity-related costs, but this amount could ultimately total several million dollars. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses in future periods. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Merger may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We currently anticipate that the Merger will be accretive to earnings per share in 2011, the first full calendar year after the Merger. This expectation is based on preliminary estimates which may change materially. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated by merging the companies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of our common stock.

Various factors could adversely affect our plan to raise our gross margins and reduce our general and administrative expenses.

Subsequent to the quarter ended September 30, 2010, we began an initiative to raise our gross margins and to reduce our general and administrative expenses beyond the levels initially planned during the Merger.  The target of our initiative is for us to approach gross margins and general and administrative expense levels comparable to those of our publicly traded competitors.

There are a number of initiatives we are undertaking to improve our gross margins, including improved realization and pricing, productivity initiatives and changes in policies.  However, the most significant of these initiatives is proposed changes in the methodologies we use to compensate our experts to ensure that their compensation is better aligned with competitors in our industry and is more reflective of both the revenues they generate and the profitability associated with those revenues.  We believe the methodologies proposed are both very competitive and offer our experts other benefits.  For example, the proposed methodologies preserve the entrepreneurial nature of our firm by not limiting, or setting a ceiling on, the aggregate compensation our experts may earn.  Notwithstanding any benefits of these proposed changes, some of our experts may determine that the proposed methodologies are not suitable for their practice.  If we are unable to transition our experts to the new compensation methodology over some period of time, we may not be able to raise our gross margins.  Furthermore, if certain of our experts depart as a result of these initiatives and we are not able to recruit new experts or complete group practice acquisitions, our revenues will decline, which may adversely affect our business and results of operations.

The primary component of our effort to further reduce our general and administrative expenses involves identifying additional cost saving opportunities across our corporate departments, including human resources, finance and accounting, information technology, conflict clearance and legal, and operations.  We believe that better use of technology, simplification of certain back office functions, support personnel attrition and better use of our office space will help us to further reduce our general and administrative expenses as a percentage of our revenues.  However, there is no assurance that we will be able to achieve these reductions to bring general and administrative expenses in appropriate proportion to our fee levels.  If we are unable to accomplish these goals, our general and administrative expenses will remain too high as a percentage of our revenues and we may not be able to reach profitability.

Risks relating to our debt and our working capital requirements

If we are unable to make our debt service payments, or comply with the covenants and financial terms, under our term loan, our financial condition may be materially and adversely affected.

We have term loan debt of $30.8 million, which is due on March 31, 2011 under the terms of a term loan agreement (the “Term Loan Agreement”) and for which we must make a quarterly principal payment of $3.0 million on December 31, 2010, plus interest, and additional amounts in the event we have cash balances in excess of specified thresholds or we engage in capital raising transactions.  If we are unable to make the required payments, we may have to pay penalties, higher interest rates or repay the loan.  Each of these requirements would materially and adversely affect our financial condition.

The Term Loan Agreement contains various covenants, including financial covenants regarding a total funded debt to EBITDA ratio, a minimum fixed charge ratio, and minimum EBITDA and cash balance requirements.  At September 30, 2010, we were not in compliance with the EBITDA-related covenants, due to a combination of accelerated and increased integration-related expenses, the timing of realization of the related cost savings associated with these integration activities, a decrease in planned revenues driven by the continued weakness in the global economy and by expert attrition over the first half of 2010.  In addition to the steps being taken to secure refinancing of the term debt, we are currently evaluating alternatives to address the covenant non-compliance, including ongoing discussions with our current lenders to seek an amendment to reset the covenant ratios or to obtain a temporary waiver, as necessary, under our Term Loan Agreement.  The breach of the EBITDA-related covenants has resulted in a default under the Term Loan Agreement which, if not cured or waived by the lenders, permits the lenders to declare the full outstanding debt amount to be immediately due and payable, together with accrued and unpaid interest.  We would have insufficient liquidity to satisfy full repayment of the outstanding balance in a timely manner, if the remaining payments were accelerated.  Unless we are able to negotiate an amendment or waiver, we may be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition.  Even without acceleration, the loan is due on March 31, 2011.  See the “Liquidity and Capital Resources” section of this Quarterly Report for further information on our term debt and our efforts to secure a new revolving credit facility.

Certain other terms of our term loan restrict our ability to conduct our business, which could have an adverse impact on our operations.

Our indebtedness limits our ability to borrow additional funds and requires us to dedicate a substantial portion of our cash flow from operations to service the debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures.  This, in turn: (1) increases our vulnerability to adverse general economic or industry conditions and to increases in interest rates; (2) limits our flexibility in planning for, or reacting to, changes in our business or our industry; (3) limits our ability to make strategic acquisitions and investments, introduce new services, enter new markets, or exploit business opportunities; and (4) places us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.

If we fail to make any of the quarterly or other required payments, we fail to cure, amend or obtain a waiver of the financial or operating covenants, or we are unable to repay the loan when due, we would be in default and it could have an adverse effect on our business, results of operations or financial condition.  If we are unable to obtain a waiver or amendment of certain financial tests under our loan agreement, the lenders could cause all amounts outstanding to be due and payable immediately. Our assets or cash flow will not be sufficient to fully repay our indebtedness if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payment obligations.

We are currently seeking to refinance this indebtedness. In the event we are required to refinance our credit facility in unfavorable market conditions, we may have to pay interest at higher rates on outstanding borrowings and may be subject to more stringent financial covenants than we are today, which could adversely affect our results of operations. We cannot be certain that we will be able to obtain refinancing on acceptable terms.

We no longer have a revolving credit facility to provide us with flexible access to working capital to operate our business, and we cannot be certain of our access to additional capital if needed.

Historically, we have relied upon a revolving credit facility to provide us with adequate working capital to operate our business. In connection with our Merger, we were required to repay the outstanding balance under our revolving credit facility and to terminate that facility. As a result, we no longer have access to that facility as a flexible source of working capital. Although our cash balances increased directly after the Merger and the related investment, the balances have been depleted by the Merger-related integration expenses, weakness in the global economy and by expert attrition.  As a result, we may not have sufficient capital to fund our operating needs and/or we may need to secure additional financing to fund our working capital requirements or to repay outstanding debt. We cannot be certain that we will be able to raise additional capital, or that any amount, if raised, will be sufficient to meet our cash requirements. Also, if we are not able to borrow or otherwise raise additional capital when needed, we may be forced to curtail our operations.

Risks relating to our expert and professional services businesses

We are dependent on retaining our experts to keep our existing clients and ongoing and future projects, and our financial results and growth prospects could suffer if we are unable to successfully attract and retain our experts and professional staff.

Many of our clients are attracted to us by their desire to engage individual experts, and the ongoing relationship with our clients is often managed primarily by our individual experts. If an expert terminates his or her relationship with us, it is probable that most of the clients and projects for which that expert is responsible will continue with the expert, and the clients will terminate or significantly reduce their relationship with us. Since completing the Merger, and announcing our integration and consolidation plans, we have had an increased level of attrition. We may continue to experience increased attrition among our experts and professional staff. We generally do not have non-competition agreements with any of our experts, unless the expert came to us through an acquisition of a business. Consequently, experts can generally terminate their relationship with us at any time and immediately begin to compete against us. Our top five experts accounted for 13% and 11% of our revenues during the nine months ended September 30, 2010 and 2009, respectively. If any of these individuals, or our other experts, terminate their relationship with us or compete against us, it could materially harm our business and financial results.

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

Our Sarbanes-Oxley compliance business may decline.

The demand for services related to Sarbanes-Oxley or other regulatory compliance, which was conducted by SMART before SMART merged with LECG, has declined over the last year and may decline further. A key component of this business includes services related to Sarbanes-Oxley and other regulatory compliance. There can be no assurance that there will be ongoing demand for these services.

A reversal of or decline in the current trend of businesses utilizing third-party service providers may have a material adverse effect on our business.

The part of our business historically conducted by SMART and its growth depends in part on the trend toward businesses utilizing third-party service providers. This trend may not continue. Current and potential customers may elect to perform such services with their own employees. A significant reversal of, or a decline in, this trend would have a material adverse effect on our financial condition and results of operations.

Our client projects may be terminated or initiated suddenly, which may negatively impact our financial results.

Our projects generally center on decisions, disputes, proceedings or transactions in which clients are seeking expert advice, opinion or service. Our projects can terminate suddenly and without advance notice to us. Our clients may decide at any time to settle their disputes or proceedings, to abandon or defer their transactions or to take other actions that result in the early termination of a project. Our clients are ordinarily under no contractual obligation to continue using our services. If an engagement is terminated unexpectedly, or even upon the planned completion of a project, our professionals working on that engagement may be underutilized until we assign and transition them to other projects. The termination, deferral or significant reduction in the scope of a single large engagement could negatively impact our results of operations in a given reporting period.

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

Our expert services business is heavily concentrated in the practice areas of complex damages and competition policy/antitrust, including mergers and acquisitions. Projects in our complex damages practice area account for 28% and 27% of our billings in the nine months ended September 30, 2010 and 2009, respectively. Projects in our global competition practice area, including mergers and acquisitions, accounted for 16% of our billings in the nine months ended September 30, 2010 and 2009. Changes in the federal antitrust laws or the federal regulatory environment, or changes in judicial interpretations of these laws could substantially reduce the need for expert consulting services in these areas. This would reduce our revenues and the number of future projects in these practice areas. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also negatively impact the number and scope of our projects in proceedings before the Department of Justice and the Federal Trade Commission.

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

While our management uses all available information to estimate restructuring charges, particularly facilities costs, our estimated accruals for restructuring may prove to be inadequate. If our actual sublease revenues or the results of our exiting negotiations differ from our assumptions, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

Impairment charges could reduce our results of operations.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“ASC 350”), we test goodwill and other intangible assets with indefinite lives for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. As a result of the Merger, we recently added goodwill and other intangible assets within our condensed consolidated balance sheet, attributed to our Consulting and Governance segment. We tested our goodwill for impairment as of October 1, 2010, except for the goodwill recorded as a result of the Merger and the Bourne acquisition, and, as a result of that testing, recorded a goodwill impairment charge of $1.8 million during each of the three and nine months ended September 30, 2010 related to our March 2007 acquisition of The Secura Group, LLC. As both the Merger and the Bourne acquisition occurred in 2010, we scheduled our testing of the goodwill recorded as a result of the Merger and the Bourne acquisition for December 1, 2010.

Various uncertainties, including changes in business trends, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets. Although any impairment charge would be a non-cash expense, further impairment of our intangible assets could materially increase our expenses and reduce our results of operations.

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

•                  loss of key acquisition-related personnel;

•                  the incurrence of significant signing and performance bonuses, which could adversely impact our profitability and cash flow, or result in the later write-off of unearned portions of such bonuses, which could adversely impact our profitability;

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

We currently have operations in Argentina, Belgium, China, France, Hong Kong, Italy, Spain and the United Kingdom. Revenues attributable to activities outside of the United States were 19.3% and 18.3% for the nine months ended September 30, 2010 and 2009, respectively. Foreign tax laws can be complex and disputes with foreign tax authorities can be lengthy and span multiple years. We have been involved in a tax dispute with the Argentine tax authority since 2007 regarding a potential income tax deficiency related to our 2003 and 2004 tax returns and a withholding tax deficiency in connection with our 2005 withholding tax return totaling $3.3 million, which includes potential interest if our position is not ultimately sustained. We paid this amount and filed an appeal with the tax authorities, objecting to their position and requesting a refund. On April 8, 2009, we were notified that the AFIP had terminated the penalty procedures relating to amounts previously paid for the 2003 and 2004 income tax and 2005 withholding tax deficiencies due to the passage of Argentine National Law No. 26.476 (Tax Moratorium). However, we may still be subject to penalties and interest on a potential underpayment of taxes related to the 2005 withholding tax return. Also, based on the results of the completed audit discussed above, we may receive additional notices for assessments of additional income taxes, penalties, and interest related to our 2005 and 2006 income tax returns and withholding taxes, and penalties for payments made to the U.S. parent company to settle intercompany balances from June 2005 to December 2007. On September 9, 2010, LECG BA-LECG LLC filed the refund claim with the National Tax Court due to the omission of the AFIP to decide the refund claim submitted by us in June 2008. On September 16, 2010, LECG BA was served notice of the denial by the AFIP of the refund claim filed in June 2008 (Resolución 122/2010). The denial was based on the formal objection to the evidence (documentation) presented by us, but the AFIP did not analyze the legal/tax arguments on which we based the refund claim. On October 7, 2010, we filed an appeal to Resolución 122/2010 with the National Tax Court.  In our opinion, none of these recent developments will have a financial statement impact as they are only administrative in nature and do not have any effect on the validity of our position in these matters.

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

Risks Related to investing in our stock.

Because the Great Hill Entities hold a significant interest in our voting stock following the closing of the Merger, the influence of our other public stockholders over the election of directors and significant corporate actions may be more limited than it would be if there were no stockholder owning such a significant percentage of our outstanding voting stock.

Great Hill Equity Partners III, LP and Great Hill Investors, LLC (together, the “Great Hill Entities”) own a significant portion of our outstanding voting stock and have designated two of the members of our board of directors. Although an agreement imposes limits on the Great Hill Entities regarding taking specified actions related to the acquisition of additional shares of our capital stock and the removal of directors, the Great Hill Entities will nonetheless still be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the combined company or its assets. This concentration of ownership and influence in management and board decision-making could also harm the price of our common stock in the future by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the combined company.

Sales of our common stock by the Great Hill Entities or issuances of shares of our common stock in connection with future acquisitions or otherwise could cause the price of our common stock to decline.

If the Great Hill Entities sell a substantial number of their shares of our common stock in the future, the market price of our common stock could decline. The perception among investors that these sales may occur could produce the same effect. The Great Hill Entities have rights, subject to specified conditions, to require us to file registration statements covering shares of common stock held by them or to include shares of common stock held by them in registration statements that we may file. By exercising their registration rights and selling a large number of shares of our common stock, the Great Hill Entities could cause the price of our common stock to decline. Furthermore, if we were to include common stock held by the Great Hill Entities in a registration statement we initiate, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

One component of our business strategy is to make acquisitions. In the event of any future acquisitions, we could issue additional shares of common stock, which would have the effect of diluting existing stockholders’ percentage ownership of our common stock and could cause the price of our common stock to decline.

Our Merger and the investment by the Great Hill Entities were dilutive to our existing stockholders.

As a result of our Merger and the related investment, we issued 17.2 million new shares of capital stock to the Great Hill Entities, which now represents a significant portion of the total outstanding voting power of all of our stockholders. The issuance of these shares caused immediate and significant dilution to existing stockholders. An additional 1.1 million new shares of our common stock may also be issued to Great Hill III to satisfy certain indemnification obligations described in the Merger Agreement, and we have agreed to grant the Great Hill Entities pre-emptive rights for certain future new issuances of our capital stock. Further, the holders of our Series A Convertible Redeemable Preferred Stock are entitled to receive cumulative dividends at a rate of 7.5% per share per annum or, subject to increase in some circumstances, which may be paid in cash or additional shares of our capital stock. The dividends, if paid in stock, will further dilute our current stockholders.

The market price of our common stock after our Merger has been and may be affected by factors different from those affecting our shares prior to the Merger.

The historic businesses of our combined company differ in important respects and, accordingly, the results of operations of the combined company and the market price of our common stock following the Merger has been and may continue to be affected by factors different from those previously affecting the independent results of operations of LECG and SMART.

Our stock price has been and may continue to be volatile.

The price of our common stock has fluctuated widely.  For example, from September 30, 2009 through October 31, 2010, the per share price of our stock has fluctuated from a high of $3.66 to a low of $0.86. The price of our common stock may continue to fluctuate, depending upon many factors, including but not limited to the risk factors listed above and the following:

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

If the trading price of our common stock remains below $1.00, our common stock could be delisted from the NASDAQ Global Select Market.

We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Global Select Market.  The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share.  The recent trading price of our common stock has fallen below that level, and has traded as low as $0.84 per share subsequent to the three months ended September 30, 2010.  Failure to meet NASDAQ’s continued listing criteria may result in the delisting of our common stock from the NASDAQ Global Select Market. A delisting from the NASDAQ Global Select Market will make the trading market for our common stock less liquid, and will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.

The issuance of preferred stock could discourage or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may make it more difficult for a person to acquire a majority of our outstanding voting stock, and thereby delay or prevent a change in control of our Company, discourage bids for our common stock over the market price and adversely affect the market price and the relative voting and other rights of the holders of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	SEC Reference Document

2.1

Agreement and Plan of Merger, dated August 17, 2009, by and among LECG Corporation, Red Sox Acquisition Corporation, Red Sox Acquisition LLC, Smart Business Holdings, Inc. and, solely for purposes of articles 2A, 5 and 7 and Section 4.20, Great Hill Equity Partners III, LP

Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 21, 2009

2.2	Amendment No. 1, dated September 25, 2009, to the Agreement and Plan of Merger dated August 17, 2009	Incorporated by reference to Exhibit AA to Definitive Proxy Statement on Schedule 14A filed on November 18, 2009

2.3	Amendment No. 2, dated February 16, 2010, to the Agreement and Plan of Merger dated August 17, 2009	Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on February 16, 2010

2.4	Business Sale Agreement, dated June 22, 2010, by and among LECG Limited, LECG Corporation, Bourne Business Consulting LLP, Bourne Business Consulting Limited, and the Partners	Incorporated by reference to Exhibit 2.4 to Quarterly Report on Form 10-Q filed on August 9, 2010

3.1	Second Amended and Restated Certificate of Incorporation of LECG Corporation as filed with the Secretary of State of Delaware on March 10, 2010	Incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed on March 16, 2010

3.2	Certificate of Designations of Series A Convertible Redeemable Preferred Stock of LECG Corporation as filed with the Secretary of State of Delaware on March 10, 2010	Incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K filed on March 16, 2010

3.3	Bylaws of LECG Corporation	Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Amendment 1) filed on October 1, 2003

3.4	Amendments to Bylaw of LECG Corporation	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on August 21, 2009

10.1

Second Amended and Restated Credit Agreement, dated as of December 15, 2006, by and among LECG, LLC, as Borrower, the several banks and other financial institutions parties thereto, LaSalle Bank National Association and Banc of America Securities, LLC, as co-Lead Arrangers and Book Runners, LaSalle Bank National Association as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-Lead Documentation Agents.

NOTE: Exhibit refiled with this Quarterly Report to include schedules, which were omitted when this Exhibit was initially filed as Exhibit 10.64 to Current Report on Form 8-K on December 20, 2006

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

LECG CORPORATION
(Registrant)

Date: November 9, 2010	/s/ Steve Samek
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	/s/ Warren Barratt
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description	SEC Reference Document

2.1

Agreement and Plan of Merger, dated August 17, 2009, by and among LECG Corporation, Red Sox Acquisition Corporation, Red Sox Acquisition LLC, Smart Business Holdings, Inc. and, solely for purposes of articles 2A, 5 and 7 and Section 4.20, Great Hill Equity Partners III, LP

Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 21, 2009

2.2	Amendment No. 1, dated September 25, 2009, to the Agreement and Plan of Merger dated August 17, 2009	Incorporated by reference to Exhibit AA to Definitive Proxy Statement on Schedule 14A filed on November 18, 2009

2.3	Amendment No. 2, dated February 16, 2010, to the Agreement and Plan of Merger dated August 17, 2009	Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on February 16, 2010

2.4	Business Sale Agreement, dated June 22, 2010, by and among LECG Limited, LECG Corporation, Bourne Business Consulting LLP, Bourne Business Consulting Limited, and the Partners	Incorporated by reference to Exhibit 2.4 to Quarterly Report on Form 10-Q filed on August 9, 2010

3.1	Second Amended and Restated Certificate of Incorporation of LECG Corporation as filed with the Secretary of State of Delaware on March 10, 2010	Incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed on March 16, 2010

3.2	Certificate of Designations of Series A Convertible Redeemable Preferred Stock of LECG Corporation as filed with the Secretary of State of Delaware on March 10, 2010	Incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K filed on March 16, 2010

3.3	Bylaws of LECG Corporation	Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Amendment 1) filed on October 1, 2003

3.4	Amendments to Bylaw of LECG Corporation	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on August 21, 2009

10.1

Second Amended and Restated Credit Agreement, dated as of December 15, 2006, by and among LECG, LLC, as Borrower, the several banks and other financial institutions parties thereto, LaSalle Bank National Association and Banc of America Securities, LLC, as co-Lead Arrangers and Book Runners, LaSalle Bank National Association as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-Lead Documentation Agents.

NOTE: Exhibit refiled with this Quarterly Report to include schedules, which were omitted when this Exhibit was initially filed as Exhibit 10.64 to Current Report on Form 8-K on December 20, 2006

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